Form 10-Q
period 1996-04-30
WILLIAMS INDUSTRIES INC
filed 1996-06-13
CIK 107294

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-Q


         Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934



     FOR QUARTER ENDED                          APRIL 30, 1996


     COMMISSION FILE NO.                                 0-8190



                    WILLIAMS INDUSTRIES, INC.
     (Exact name of registrant as specified in its charter)



            VIRGINIA                           54-0899518
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)


2849 MEADOW VIEW ROAD, FALLS CHURCH, VIRGINIA            22042
  (Address of Principal Executive Offices)            (Zip Code)




                              (703) 560-5196
            (Registrant's telephone number, including area code)

                              NOT APPLICABLE
           (Former names, former address and former fiscal year, if changes since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                YES  X   No

                                  2,576,017
 Number of Shares of Common Stock Outstanding at April 30, 1996

                WILLIAMS INDUSTRIES, INCORPORATED
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
                                            April 30,      July 31,
                                              1996           1995
ASSETS

Cash and cash equivalents                     $    743,670  $    819,735
Accounts and notes receivable (Note 2)          10,327,332     9,176,176
Inventories (Note 3)                             2,436,834     2,421,687
Costs and estimated earnings in excess of
     billings on uncompleted contracts             802,972       845,303
Investments in unconsolidated affiliates         1,970,867     1,925,300
Property and equipment, net of accumulated
     depreciation and amortization               9,156,667     8,487,569
Prepaid expenses and other assets                1,446,157       918,336

TOTAL ASSETS                                  $ 26,884,499   $24,594,106

LIABILITIES

Notes payable (Note 1)                        $ 15,873,014   $16,366,920
Accounts payable                                 6,518,165     6,778,550
Accrued compensation, payroll taxes and
     amounts withheld from employees               626,720       596,895
Billings in excess of costs and estimated
     earnings on uncompleted contracts           2,184,112       948,429
Other accrued expenses                           4,685,613     4,957,421
Income taxes payable                                83,506        50,000
    TOTAL LIABILITIES                           29,971,130    29,698,215

Minority Interests                                 120,122       136,832

STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

Common stock-$0.10 par value,
     10,000,000 shares authorized;
     2,576,017 and 2,539,017 shares issued
     and outstanding                               257,602       253,902
Additional paid-in capital                      13,147,433    13,095,153
Retained deficit                               (16,611,788)  (18,589,996)

   TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY
         IN ASSETS)                              (3,206,753)  (5,240,941)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
    (DEFICIENCY IN ASSETS)
                                                $26,884,499  $24,594,106


                WILLIAMS INDUSTRIES, INCORPORATED
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
                          Three Months Ended      Nine Months Ended
                               April 30,              April 30,
                            1996       1995         1996       1995
REVENUE
    Construction           $3,487,532 $3,625,317 $10,538,283 $16,074,915
    Manufacturing           2,402,604  1,345,722   7,089,108   7,203,042
    Other                     329,571    644,235   3,197,335   2,758,263
         TOTAL REVENUE      6,219,707  5,615,274  20,824,726  26,036,220

DIRECT COSTS
    Construction            2,036,574  2,724,421   6,482,670  12,029,811
    Manufacturing           1,703,442  1,002,304   4,975,394   4,949,457
        TOTAL DIRECT COST   3,740,016  3,726,725  11,458,064  16,979,268

GROSS PROFIT                2,479,691  1,888,549   9,366,662   9,056,952

EXPENSES
    Overhead                  637,073    768,296   1,906,555   2,152,095
    General and
         Administrative     1,145,661  1,390,848   3,998,143   4,908,343
    Depreciation              245,268    334,016     718,432     986,587
    Interest                  336,098    672,844   1,113,186   1,800,251
        TOTAL EXPENSES      2,364,100  3,166,004   7,736,316   9,847,276

PROFIT BEFORE INCOME TAXES,
    EQUITY EARNINGS AND
    MINORITY INTERESTS        115,591 (1,277,455)  1,630,346    (790,324)

INCOME TAXES                   25,000        800      50,000      32,000

PROFIT BEFORE EQUITY IN
    EARNINGS AND MINORITY
    INTERESTS                  90,591  (1,278,255)  1,580,346   (822,324)
    Equity in earnings of
       unconsolidated
       affiliates              10,880       9,740      62,330     36,890
    Minority interest in
       consolidated
       subsidiaries            (9,887)     11,830     (12,468)   (11,570)

PROFIT FROM CONTINUING
    OPERATIONS                 91,584  (1,256,685)  1,630,208   (797,004)



DISCONTINUED OPERATIONS
    (NOTE 6 )
    Gain on extinguishment
       of debt                          1,605,516              1,605,516
    Estimated gain (loss)
       on disposal of
       discontinued operations    -      (329,809)       -      (334,776)

PROFIT BEFORE EXTRAORDINARY
       ITEM                    91,584      19,022   1,630,208    473,736

EXTRAORDINARY ITEM
    Gain on extinguishment
    of debt                       -           -       348,000       -

NET PROFIT                    $91,584     $19,022  $1,978,208   $473,736

PROFIT PER COMMON SHARE
    Continuing operations       $0.04     $(0.49)     $0.63      $(0.31)
    Discontinued operations       -         0.50         -         0.50
    Extraordinary item            -           -        0.14          -

PROFIT PER COMMON SHARE         $0.04      $0.01      $0.77       $0.19


                WILLIAMS INDUSTRIES, INCORPORATED
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                                 Nine Months Ended
                                                     April 30,
                                              1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net profit                                 $1,978,208    $473,736
Adjustments to reconcile net cash used
       in operating activities:
    Depreciation and amortization             718,432     986,587
    Gain on extinguishment of debt           (348,000)        -
    Gain on disposal of property,
       plant and equipment                 (2,298,452) (1,077,642)
    Minority interests in earnings             12,468      11,570
    Equity in earnings of
       unconsolidated affiliates              (62,330)    (36,890)
    Gain on extinguishment of debt of
       discontinued operations                    -    (1,605,516)
    Estimated loss on disposal of
       discontinued operations                    -       334,776
Changes in assets and liabilities:
    (Increase) decrease in accounts
       and notes receivable                (1,151,156)  5,956,239
    (Increase) decrease in inventories        (15,147)    584,338
    Decrease in costs and estimated
       earnings related to billings
       on uncompleted contracts (net)       1,278,014   1,308,595
    Increase in prepaid expenses and
       other assets                          (527,821) (1,014,787)
    Increase in net liabilities of
       discontinued operations                   -        857,095
    Decrease in accounts payable             (260,385) (2,111,130)
    Increase (decrease) in accrued
       compensation, payroll taxes,
       and accounts withheld from employees    29,825    (285,538)
    Decrease in other accrued expenses       (271,808) (2,194,514)
    Increase in income taxes payable           33,506      30,355

NET CASH (USED IN) PROVIDED BY
    OPERATING ACTIVITIES                     (884,646)  2,217,274

CASH FLOWS FROM INVESTING ACTIVITIES
    Expenditures for property, plant
       and equipment                       (2,516,626) (1,090,880)
    Proceeds from sale of property,
       plant and equipment                  3,427,548   2,108,608
    Purchase of minority interest             (22,900)   (694,045)
    Minority interest dividends                (6,278)    (10,584)
    Dividends from unconsolidated affiliate    16,763       6,258

NET CASH PROVIDED BY INVESTING ACTIVITIES     898,507     319,357

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from borrowings                2,809,954   1,796,442
    Repayments of notes payable            (2,955,860) (4,648,600)
    Issuance of common stock                   55,980        -

NET CASH USED IN FINANCING ACTIVITIES         (89,926) (2,852,158)

NET DECREASE IN CASH AND CASH EQUIVALENTS     (76,065)   (315,527)
CASH AND CASH EQUIVALENTS, BEGINNING OF
    PERIOD                                    819,735     658,375
CASH AND CASH EQUIVALENTS, END OF PERIOD     $743,670    $342,848

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION
    Cash paid during the period for:
        Income taxes                          $16,494      $1,645
        Interest                           $1,112,689  $2,500,418




































               WILLIAMS INDUSTRIES, INCORPORATED

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       April 30, 1996


SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

     The accompanying condensed consolidated financial statements have been prepared in accordance with rules established by the Securities and Exchange Commission. All financial disclosures required to present the financial position and results of operations in accordance with generally accepted accounting principles are not included herein. The reader is referred to the financial statements included in the annual report to shareholders for the year ended July 31, 1995. The interim financial information included herein is unaudited. However, such information reflects all adjustments, consisting solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position as of April 30, 1996 and the results of operations for the three and nine months ended April 30, 1996 and 1995, and cash flows for the nine months ended April 30, 1996 and 1995.

     Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Basis of Consolidation - The condensed consolidated financial statements include the accounts of the Company and all of its active, majority-owned, subsidiaries, which are as follows:

                SUBSIDIARY                          PERCENT
                                                     OWNED
John F. Beasley Construction Company                 100
Greenway Corporation                                 100
Williams Bridge Company                              100
Williams Enterprises, Inc.                           100
Williams Equipment Corporation                       100
Williams Steel Erection Company, Inc.                100
Williams Industries Insurance Trust                  100
  Capital Benefit Administrators, Inc.                90
  Construction Insurance Agency, Inc.                 64
  Insurance Risk Management Group, Inc.              100
Piedmont Metal Products, Inc.                         80

     All material intercompany balances and transactions have been eliminated in consolidation.

1.  NOTES PAYABLE

A.  Bank Group Debt

     The Company, working in cooperation with its primary lenders, collectively known as the Bank Group, continues its efforts toward completing the repayment of the Bank Group debt, which was approximately $21 million in September 1993.

     Since September 14, 1993, when the Company entered into the original Debt Restructuring Agreement with its Bank Group, a series of agreements and modifications have been reached between the Company and the lenders, and the debt has been substantially reduced.

     For purposes of clarification, the original lenders in the Bank Group included: Sovran Bank, N.A., which is now NationsBank, N.A.; American Security Bank, N.A., which is now also part of NationsBank, N.A.; The National Bank of Washington, which is now in receivership with the Federal Deposit Insurance Corporation (FDIC); and the Washington Bank of Virginia, which is also in receivership with the FDIC. Of the two remaining entities, NationsBank and the FDIC, NationsBank is owed the majority of the unpaid debt balance. NationsBank, acting in concert with the FDIC, has been the lead agency in coordinating the Company's debt repayment activities.

     The 1993 Debt Restructuring Agreement, along with its subsequent modifications on November 30, 1994, and August 28, 1995, established a repayment schedule in which the Company agreed to pay certain portions of the outstanding obligation and the Bank Group agreed to discount the principal payoff by a significant amount. As a consequence of the November 30, 1994 Amended and Restated agreement, as further modified, the Bank Group agreed to accept $11.5 million as full and final payment of the Company's outstanding Bank Group debt if the payment was made by December 31, 1995 and accompanied by a $500,000 debenture convertible into Company stock.

     The Company, working cooperatively with the Bank Group, paid $8,099,950 toward that commitment by December 31, 1995 and received $6,948,000 in debt forgiveness. At that time, however, the Company was unable to pay the balance due to a combination of factors, including the unexpected sale of its replacement lender and the subsequent inability of the lender to make an asset-based loan to the Company.

     The Bank Group, at the Company's request, agreed to a Second Modification of the Amended and Restated Debt Restructuring Agreement, referenced earlier, and extended the maturity date from December 31, 1995 to April 30, 1996. In exchange for the extension, the Bank Group required the Company to pay a cumulative total of $11,650,000 instead of the $11,500,000 agreed upon earlier.

     As of April 30, 1996, the Company had paid a total of $8,250,158 toward this obligation. In order to obtain funds necessary to finalize the agreed upon repayment, the Company has been working to get an asset-based loan to be used to complete the Bank Group Debt repayment. A replacement lender, who is acceptable to the Bank Group, has been identified, and management is now working to meet all of the terms and conditions required both by the replacement lender and the Bank Group in order to finalize the agreed upon repayment.



B.  Real Estate Loan

     The Company currently owes NationsBank of Virginia, N. A., approximately $1.6 million on a real estate loan secured by the Company's real estate in Prince William County, Virginia and Fairfax County, Virginia. The Company and the lender are now working to negotiate a new real estate loan on the balance.


C.  Industrial Revenue Bond

     In September 1987, the Company was granted an Industrial
Revenue Bond (IRB) by the City of Richmond not to exceed
$2,000,000 for the purpose of acquiring land and facilities located in the City.

     The Company currently is not in compliance with all the covenants contained in the IRB, generally relating to the Company's overall financial condition. As of April 30, 1996, approximately $1.5 million was still owed on the debt. A portion of the property covered by the IRB is now leased to a non-affiliated third party, and the rent is paid directly against the
IRB.   No action to accelerate the obligation has been taken by
the lender.

2.  ACCOUNTS AND NOTES RECEIVABLE

     Accounts and notes receivable consist of the following:
                              April 30,          July 31,
                                1996               1995
ACCOUNTS RECEIVABLE:
Contracts:
     Open accounts            $ 8,581,895       $ 7,623,950
     Retainage                    748,366         1,159,510
  Trade                         1,394,595         1,231,923
  Contract claims                 154,362           154,362
  Other                           330,768           414,997
  Allowance for doubtful
     accounts                  (1,107,654)       (1,633,566)
Total accounts receivable      10,102,332         8,951,176

Notes Receivable                  225,000           225,000

Total Accounts and Notes
  Receivable                  $10,327,332       $ 9,176,176

     Included in the above amount at April 30, 1996 is approximately $925,000 that is not expected to be received within one year.



3.  INVENTORIES

     Inventory of equipment held for resale is valued at cost, which is less than market value, as determined on a specific identification basis.

     The costs of materials and supplies are accounted for as assets for financial statement purposes. These costs are written off when incurred for Federal income tax purposes. The items are taken into account in the accompanying statements as follows:



                                    April 30,      July 31,
                                       1996          1995
Equipment held for resale           $   72,786     $   72,786
Expendable construction
  equipment and tools, at average
  cost which does not exceed
  market value                         837,865        879,417
Materials, structural steel, metal
  decking, and steel cable at
  lower of cost or estimated
  market value                        1,172,613     1,113,364
Supplies at lower of cost or
  estimated market value                353,570       356,120
                                     $2,436,834    $2,421,687

4.  CONTRACT CLAIMS

     The Company maintains procedures for review and evaluation of performance on its contracts. Occasionally, the Company will incur certain excess costs due to circumstances not anticipated at the time the project was bid. These costs may be attributed to delays, changed conditions, defective engineering or specifications, interference by other parties in the performance of the contracts, and other similar conditions for which the Company claims it is entitled to reimbursement by the owner, general contractor, or other participants. These claims are recorded at the estimated net realizable amount after deduction of estimated legal fees and other costs of collection.


5.  RELATED-PARTY TRANSACTIONS

     Certain shareholders owning 18.3% of the outstanding stock of the Company own 67.49% of the outstanding stock of Williams
Enterprises of Georgia, Inc. Intercompany billings to and from this entity and other affiliates were not significant.

     During the first three months of the nine months covered by this report, the Company sold approximately six acres owned by the John F. Beasley Construction Company, together with certain other assets, to an investment group owned by Frank E. Williams, Jr., and John M. Bosworth. Mr. Williams, Jr. is a current director and former officer of the Company and the former Chairman of Beasley. Beasley is in Chapter 11 protection in the United States Bankruptcy Court, Northern District of Texas, Dallas Division. The sales prices were approved by the Bankruptcy Court.

6.  DISCONTINUED OPERATIONS

     During the year ended July 31, 1993, the Company decided to cease doing business in several business lines: fabrication of architectural, ornamental and miscellaneous metal products, production of precast and prestressed concrete products, and the construction of marine facilities. Since that time, the proceeds from the sale of assets related to these and other discontinued operations have been used to pay Bank Group Debt.


7.  COMMITMENTS/CONTINGENCIES

Pribyla

     The Company is a party to a claim for excess medical expenses incurred by a former officer and shareholder of a subsidiary pursuant to a stock purchase agreement. On February 10, 1994, judgment was awarded by the District Court of Dallas, Texas, 134th Judicial District, in favor of Eugene F. Pribyla and Karen J. Pribyla against the Company and its wholly-owned subsidiary, John F. Beasley Construction Company, in the principal amount of $2,500,000, plus attorneys fees of $135,000, for breach of contract. Mr. Pribyla asserted at trial that the stock purchase agreement wherein he sold his stock in the Beasley company to the Company provided a guarantee of a set level of health insurance benefits, and that the plaintiffs were damaged when Beasley changed health insurance companies.

     The Company filed a timely appeal in the Texas Court of Civil Appeals, which resulted in overturning the judgment against Beasley, but affirming the judgment against the Company. The Company moved for rehearing, which is a precondition of an appeal
to the Texas Supreme Court.   Rehearing was denied and the
Company, on September 22, 1995, filed an Application for Writ of
Error to the Texas Supreme Court.   The matter is pending.   The
Company, in January 1995, entered into an agreement with the Pribylas which provides that they will take no collection action if the Company makes weekly payments of $1,000 from July 1, 1995 through June 30, 1996. Payments under that agreement are current. Management believes that the ultimate outcome will not have an adverse material impact on the Company's financial position or results of operations.

AIG

     On March 25, 1994, the Company was sued by National Union Fire Insurance Company of Pittsburgh, PA and American Home Assurance Company, claiming the Company owed an aggregate total of $3,512,453 for workers compensation premiums. The Company answered the suits and demanded trial by jury, but the suits were withdrawn without prejudice. The litigation was settled by paying $100,000 and signing a $1,000,000 confessed judgment note, payable over three years. The Company defaulted after making three payments and National Union has obtained a judgment for approximately $950,000 plus interest from May 11, 1995. The outstanding balance on this obligation is approximately $940,000. National Union has agreed to accept $400,000 in full payment of this obligation, provided payment is made by June 30, 1996.

Manitowoc

     Williams Steel Erection Company has agreed to purchase a 230-ton crawler crane from Manitowoc Mid-Atlantic for approximately $1,550,000. This crane will be used primarily in projects currently under contract.

General

     The Company is also party to various other claims arising in he ordinary course of its business. Generally, claims exposure in the construction services industry consists of workers compensation, personal injury, products' liability and property damage. The Company believes that its insurance trust accruals, coupled with its excess liability coverage, is adequate coverage for such claims. For additional information, see Part II, Item 1, Legal Proceedings.

8.  SUBSEQUENT EVENTS

     None.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Williams Industries, Inc., now a much smaller corporation than the conglomerate of a few years ago, is close to achieving its goals of debt repayment and consistent profitably of core operations. This quarter marks the seventh in a row in which the Company is reporting a profit.

     The Core Group, comprised of Greenway Corporation, Piedmont Metal Products, Inc., Williams Bridge Company, Williams Equipment Corporation, and Williams Steel Erection Company, Inc., represent the Company's business focus for the foreseeable future. These companies, from an aggregate operating perspective, are working to enhance the on-going value of Williams Industries, Inc. and to establish a sound base for any future growth. Going forward, Core Group profit levels will have to be of a magnitude capable of offsetting any losses incurred by the parent or the Financial Services Group.

     The Core Group efforts are being augmented by the companies in the Financial Services Group (Construction Insurance Agency, Inc., Insurance Risk Management Group, Inc., and Capital Benefit Administrators, Inc.), which provide necessary services both for the Core Group companies and outside customers.

     The final component is comprised of assets or companies that are not part of the long range activities for Williams
Industries, Inc. These components are either being closed or sold. The proceeds of any asset sales are being used to pay the Bank Group debt.

     Working within the Company's comprehensive long-range plan, management is taking steps necessary to return the Company to operational profitability through a combination of measures. These include the removal of the Bank Group debt; the reduction of operating, and general and administrative costs; expansion of market areas within the Core Group businesses; and further consolidation of corporate components as necessary.


FINANCIAL CONDITION


     The Company continues to improve its overall financial position, as indicated by the accompanying Condensed Consolidated
Statements of Operations, Condensed Consolidated Balance Sheets, and Condensed Consolidated Statements of Cash Flows.

     For the three months ended April 30, 1996, the Company had a net profit of $91,584, or four cents per share, compared to the $19,022, or one cent per share, of the comparable period in 1995. For the nine months ended April 30, 1996, the marked improvement is obvious. The nine-month profit of $1,978,208, or $0.77 per share, is roughly 400% better than the comparable period in 1995 when profit was $473,736, or $0.19 per share. While a substantial portion of the year-to-date profits are generally attributable to extraordinary items or gains on sales of assets, individual core subsidiaries, with only one exception, have produced pre-tax profits.

     The shareholder's deficiency in assets, which was $5,240,941 as of July 31, 1995, has been reduced to $3,206,753 as of April 30, 1996. Management believes that this deficiency will be totally eliminated when the final payment is made on the Bank Group debt.

     Other improvements are also obvious. Because the Company's work has substantially increased with the improved weather, at the end of the quarter, the Company's Accounts and Notes Receivable have increased by more than $1,000,000 due to improved market conditions. Total assets have increased from $24,594,106 as of July 31, 1995 to $26,884,499 as of April 30, 1996.

     Despite the Company's tremendous downsizing, revenues increased from the third quarter of 1995 to the third quarter of 1996, as did gross profit in the same period.

     All of these components are contributing to the Company's efforts of achieving its goal of repaying Bank Group debt with a replacement, asset-based, loan. It is hoped that this goal will be achieved in the near-term, and the Company will return to a positive equity position.

     As soon as the Company returns to a positive equity position and other prerequisites are met, the Company intends to petition
NASDAQ for relisting. Preliminary work in this regard has already begun.

BANK GROUP AGREEMENT

     As detailed in Note 1 of the Notes to the Condensed Consolidated Financial Statements included with this filing, the Company continues to work with its Bank Group. In order to obtain funds necessary to finalize the agreed upon repayment, the Company has been working to get an asset-based loan to be used to complete the Bank Group Debt repayment. A replacement lender, who is acceptable to the Bank Group, has been identified, and management is now working to meet all of the terms and conditions required by both the replacement lender and the Bank Group.

     Information is exchanged between management and the Bank
Group on a regular basis.   Management has every reason to
believe that the Bank Group will continue to allow the Company sufficient time to make the necessary payments to retire the Bank Group debt while simultaneously allowing the Company enough flexibility to continue its return to operational profitability.

Central Fidelity Bank

     The Company is not in compliance with the covenants contained in its Industrial Revenue Bond on which approximately
$1.55 million was outstanding as of April 30, 1996. No action to accelerate the obligation has been taken by the lender.

Bonding

     Due to the Company's financial condition in recent years, the Company has limited ability to furnish payment and performance bonds for some of its contracts. The Company has been able to secure bonds for some of its projects; however, for the most part, the Company has been able to obtain projects without providing bonds. Management does not believe the Company lost any work during the quarter due to bonding concerns.

Liquidity

     The Company continues to suffer liquidity problems, but its
overall posture is improving.   The greatly improved weather
conditions in March and April 1996 in the Company's traditional marketplaces have allowed the Core Companies, in aggregate, to return to profitable operation. They are generally producing the funds necessary to cover their operational expenditures. The proceeds from the sale of assets are being used to pay obligations to the Bank Group.

Sale of Assets

     During the quarter ended April 30, 1996, one of the Company's subsidiaries, Greenway Corporation, sold an 80-ton crane for $152,000. The parent corporation also sold approximately 5.5 acres of its property in Bedford, Virginia to a non-affiliated party for $50,000. The net proceeds from these sales were used to pay Bank Group Debt.


Operations

     The restructuring of the Company, started in Fiscal 1993, is now essentially complete. The reconfigured corporation has a much smaller, but more profitable, group of operating companies, known as the Core Group.

     The Core Group includes manufacturing, construction and equipment leasing operations and is composed of Williams
Equipment Corporation, Williams Steel Erection Company, Inc.,
Greenway Corporation, Williams Bridge Company, and Piedmont Metal
Products, Inc.

     The parent corporation, Williams Industries, Inc., and the Williams Industries Insurance Trust and its subsidiaries, which support Core Group activities, are the remaining active components of the restructured corporation.

     Several former operations, including Williams Enterprises, Inc., and John F. Beasley Construction Company, have, for the most part, been sold or liquidated. However, each of these companies still have administrative activities, such as collection of receivables and payment of liabilities, which impact results and therefore, for purposes of financial statement disclosure, their results will continue to be included in the overall results.


1996 QUARTER COMPARED TO 1995 QUARTER

     Once the weather improved in the Company's traditional
marketplaces, so did the business activity for the core
companies.  As a group, the Core Group companies (Greenway
Corporation, Williams Equipment Corporation, Williams Steel
Erection Company, Inc., Williams Bridge Company, and Piedmont
Metal Products, Inc.) experienced an increase of nearly 19% in
aggregate revenues.	In the third quarter of Fiscal 1996, aggregate
revenues were $6,197,657 as compared to $5,045,272 in the third quarter of Fiscal 1995.

     In addition, again in the aggregate, the Core Group produced better gross profit results on the Fiscal 1996 revenues. During the third quarter of Fiscal 1995, several of the core companies had gains as a result of refunds on insurance premiums for past policies. When these refunds are removed from the comparison of results, the aggregate pre-tax income for the third quarter of Fiscal 1996 showed an improvement of more than 400% from the third quarter of Fiscal 1995.

     Piedmont Metal Products, Inc., the smallest of the Company's subsidiaries, experienced a doubling of revenue when the quarters are compared. Some of this increase can be attributed to improved conditions in the marketplace in general, but a substantial portion can specifically be tied to Piedmont's expanded marketing activity into non-traditional geographic markets. Piedmont's bottom-line performance was even more
dramatic.   The subsidiary went from a loss during the prior-year
quarter to a profit of more than $60,000 during the current year quarter.

     	Williams Steel Erection Company, Inc., has also experienced a significant increase in its revenues from the 1995 quarter to the 1996 quarter. This subsidiary currently has the highest backlog in its history and its pre-tax profits are also
increasing.   Williams Steel's operations produced the highest
level of profit of any single subsidiary for the quarter and an improvement of nearly 100% when compared to their own results from a year ago.

     Greenway Corporation and Williams Equipment Corporation, the
Company's crane rental, trucking and rigging companies, are also benefiting from the improved weather. When unusual items, such as insurance refunds or gain on the sale of assets, are subtracted from their prior year results in the comparable period, both of these operations experienced significant improvement in their pre-tax profit levels.

     Only one of the core companies, Williams Bridge, experienced a pre-tax loss in the third quarter of Fiscal 1996 but this loss was more than off-set by other core operations' profit. The losses at Williams Bridge Company are of serious concern to management and appropriate measures are being taken. The subsidiary's losses are being evaluated both in terms of the work available for the company to bid and how and where the work is produced once it is acquired. The subsidiary's management of the financial process and other aspects of management are also being
reviewed.   Once the necessary evaluations are made and
appropriate remedies instituted, Williams Industries, Inc.'s management believes that this subsidiary can be a positive contributor to the corporation's long-range goals.

     Management believes that all the core companies will benefit from the improvements in the construction marketplace which are occurring in all the Company's traditional market areas. Core companies will also greatly benefit from the removal of the Bank Group debt. Once that obligation is satisfied, the parent organization will be able to focus its attention on obtaining better equipment and financing terms for the subsidiaries, which in turn will allow them to increase their profit margins.

     The combination of the reduction in interest expense and the removal of losses from operations which have been closed should allow the Company to be operationally profitable in the future without any extraordinary items or gain from sale of assets.

NINE MONTH ENDED APRIL 30, 1996 COMPARED TO COMPARABLE 1995
PERIOD

     When making comparisons between the nine months ended April 30, 1996 and the comparable period in the prior year, one needs to remember that a number of former subsidiaries which contributed to the 1995 total revenue are no longer part of the corporation or their operations have been drastically curtailed.

     Therefore, for purposes of this analysis, comparisons will only be made for the results of continuing operations and the parent corporation.

     For the nine months ended April 30, 1996, the five Core Group companies had revenue of $18,887,049, compared to $14,674,642 for the same companies in the comparable period in 1995. This 22% increase is due to improved conditions in the marketplace as well as new marketing approaches to certain
contracts.   Each of the core companies' revenues improved from
1995 to 1996, but two of the companies experienced a year to date decline in profits.

     Greenway Corporation recently changed its method of acquiring new equipment and therefore experienced a decline in overall profitability as a short-term result. This involved obtaining equipment through capital loans instead of operating leases. Nevertheless, Greenway does have profitable results for the year to date.

     Only Williams Bridge Company produced declining results on the increased revenues. As was discussed in the quarter-to-quarter analysis, this situation is being reviewed for appropriate action.

     Each of the remaining companies had increases in their year-to-date profit comparisons; the most significant of which came at Williams Steel Erection Company, whose profits have more than doubled after excluding the impact of the insurance refunds.

     When comparing the 1996 year to date with 1995, the parent corporation also showed significant improvement, but this is not due to operational results. The parent has benefited from the gain on the sale of assets, as well as the forgiveness of debt on Bank Group obligations, which not only produced earnings, but also helped reduce interest expense.

     Once all of the Company's unusual transactions are concluded, the Core Group profits must be at a level to sustain the parent operation and any auxiliary services, such as the Williams Industries Insurance Trust.


Backlog

     The Company's backlog of work under contract or otherwise believed to be firm as of April 30, 1996 was approximately
$20,627,467.   This represents a substantial improvement for the
core companies over the same period in the prior year.   It
should be noted that two of the core companies, Greenway Corporation and Williams Equipment Corporation, perform work on a rapid response basis and therefore only have small amounts included in the backlog.

	A substantial portion of the current backlog is work being performed by Williams Steel Erection Company, Inc., which has improved its gross profit margins on similar work by more than 27 percent over the same period in the prior year.

	Management now firmly believes that the level of work in the Core Group companies is sufficient to allow the Company to have adequate work for the current fiscal year, as well as carrying the Company into Fiscal 1997.

	Management estimates that most of the backlog at April
30, 1996 will be completed within the next 12 months if contract schedules are followed.


Management

     Management continues to take a conservative approach to the
Company's business activities.   The repayment of Bank Group debt
remains a high priority, as is the Company's return to consistent
profitability.   Substantial standardization is occurring with
the Company's remaining subsidiaries.   Strong emphasis continues
to be placed on each subsidiary working toward enhanced consolidated results rather than stressing individual subsidiary profitability.


                            PART II
ITEM 1.  LEGAL PROCEEDINGS

Pribyla

     The Company is a party to a claim for excess medical expenses incurred by a former officer and shareholder of a subsidiary pursuant to a stock purchase agreement. On February 10, 1994, judgment was awarded by the District Court of Dallas, Texas, 134th Judicial District, in favor of Eugene F. Pribyla and Karen J. Pribyla against the Company and its wholly-owned subsidiary, John F. Beasley Construction Company, in the principal amount of $2,500,000, plus attorneys fees of $135,000, for breach of contract. Mr. Pribyla asserted at trial that the stock purchase agreement wherein he sold his stock in the Beasley company to the Company provided a guarantee of a set level of health insurance benefits, and that the plaintiffs were damaged when Beasley changed health insurance companies.

     The Company filed a timely appeal in the Texas Court of Civil Appeals, which resulted in overturning the judgment against Beasley, but affirming the judgment against the Company. The Company moved for rehearing, which is a precondition of an appeal
to the Texas Supreme Court.   Rehearing was denied and the
Company, on September 22, 1995, filed an Application for Writ of
Error to the Texas Supreme Court.   The matter is pending.   The
Company, in January 1995, entered into an agreement with the Pribylas which provides that they will take no collection action if the Company makes weekly payments of $1,000 from July 1, 1995 through June 30, 1996. Payments under that agreement are current. Management believes that the ultimate outcome will not have an adverse material impact on the Company's financial position or results of operations.

FDIC

     The Company was party to a guaranty under which the FDIC claims the Company is responsible for 50% of alleged deficiencies
on the part of Atchison & Keller, Inc., the borrower.   Suit was
filed against the Company for $350,000 plus interest and legal fees, and on April 10, 1996, the U.S. District Court for the District of Columbia ruled that the borrower owed $902,952 and entered judgment against the Company for $451,476. On May 6, 1996, the Court overruled the borrower's objection to the calculation of the award. The Agreement to settle this matter, which was previously reported, was not affected by this Court action. The Company is to issue a $100,000 convertible debenture under which the FDIC may receive 110,000 shares of stock. This agreement has been approved by the FDIC and formal paperwork is pending.

Unitex

     During the quarter ended April 30, 1996, a suit filed by Unitex Chemical Corporation against Industrial Alloy Fabricators (now known as IAF Transfer Corporation), a former subsidiary, has been settled by Industrial Alloy's insurance carrier. IAF met its insurance deductible, so there is no further exposure for the Company to Unitex. However, $300,000 was contributed to the settlement by the buyer of Industrial Alloy Fabricators' assets and they are expected to seek reimbursement. The Company has been advised by counsel that the voluntary assumption of the Unitex liability, which was not to be assumed by the buyer pursuant to the agreement of sale, renders this payment not
subject to reimbursement.   Management believes that the ultimate
outcome will not have an adverse material impact on the Company's financial position or results of operations.


AIG

     On March 25, 1994, the Company was sued by National Union Fire Insurance Company of Pittsburgh, PA and American Home Assurance Company, claiming the Company owed an aggregate total of $3,512,453 for workers compensation premiums. The Company answered the suits and demanded trial by jury, but the suits were withdrawn without prejudice. The litigation was settled by paying $100,000 and signing a $1,000,000 confessed judgment note, payable over three years. The Company defaulted after making three payments and National Union has obtained a judgment for approximately $950,000 plus interest from May 11, 1995. The outstanding balance on this obligation is approximately $940,000. National Union has agreed to accept $400,000 in full payment of this obligation, provided payment is made by June 30, 1996.


M&W

     The Internal Revenue Service found that Williams Industries, Inc. and Frank E. Williams, Jr. were responsible parties, subject to the Trust Fund Recovery penalty in the amount of unpaid trust funds taxes of approximately $285,000 of a former unconsolidated affiliate, M&W Marine Services, Inc., which ceased operations in
1992.   The Company filed suit in the U.S. Court of Federal
Claims, seeking to overturn the assessment, arguing it had no day-to-day control of the affiliate. The Company has made a proposal to settle this matter and the proposal has been recommended for approval by the attorney for the government. Approval is anticipated.


General

   The Company is also party to various other claims arising in the ordinary course of its business. Generally, claims exposure in the construction services industry consists of workers compensation, personal injury, products liability and property damage. The Company believes that its insurance trust accruals, coupled with its excess liability coverage is adequate coverage for such claims.


ITEM 2.  CHANGES IN SECURITIES

         NONE


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Bank Group

     Williams Industries, Inc. and its subsidiaries are parties to a Credit and Security Agreement with NationsBank of Virginia, N.A. (f/k/a Sovran Bank, N.A.), NationsBank, N.A. (f/k/a American Security Bank, N.A.), and the FDIC as receiver for the National Bank of Washington and The Washington Bank of Virginia (the "Bank Group"). The Company and the Bank Group entered into an Amended and Restated Debt Restructuring Agreement dated as of November
30, 1994, to cure prior defaults.   Subsequently, in July 1995,
the new schedule was modified and additional time to repay the obligation has been granted. The Company and the Bank Group are continuing to work together to finalize repayment of the obligation.


Central Fidelity

     The Company is not in compliance with the covenants contained in its Industrial Revenue Bond on which approximately
$1.55 million was outstanding as of April 30, 1996. No action to accelerate the obligation has been taken by the lender.

Real Estate

     The Company currently owes NationsBank of Virginia, N.A., approximately $1.6 million on a real estate loan secured by the Company's real estate in Prince William County, Virginia and Fairfax County, Virginia. The Company and the lender are now working to negotiate a new real estate loan on the balance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE



ITEM 5.  OTHER INFORMATION

         NONE


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

           27 - Financial Date Schedule for Nine Months
                Ended April 30, 1996

         (b) REPORTS ON FORM 8-K

             No reports on Form 8-K were filed during the quarter

                           SIGNATURES

	Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            WILLIAMS INDUSTRIES, INCORPORATED


June 12, 1996                  /s/ Frank E. Williams, III

                               Frank E. Williams, III
                               President, Chairman of the
                               Board
                               Chief Financial Officer