Form 10-K
period 1996-07-31
WILLIAMS INDUSTRIES INC
filed 1996-10-16
CIK 107294

SECURITIES AND EXCHANGE COMMISSION
				Washington, D.C.

					FORM 10-K
(Mark one)
(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
	SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
	FOR THE FISCAL YEAR ENDED JULY 31, 1996
						OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
	THE SECURITIES EXCHANGE ACT OF 1934.
	For the transition period from             to

			COMMISSION FILE NO. 0-8190

		WILLIAMS INDUSTRIES, INCORPORATED
  (Exact name of Registrant as specified in its charter)

		VIRGINIA					54-0899518
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

				2849 MEADOW VIEW ROAD
			FALLS CHURCH, VIRGINIA  22042
	(Address of principle executive offices) (Zip Code)

	REGISTRANT'S PHONE NUMBER, INCLUDING AREA CODE:
				(703) 560-5196

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: 					NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
			COMMON STOCK, $.10 PAR VALUE
				(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
				YES (X)	NO ( )
Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
				YES (X)	No ( )

Aggregate market value of voting stock held by non-affliates of the Registrant, based on last sale price as reported on October 4, 1996.
					$12,236,081

Shares outstanding at October 4, 1996.
					2,576,017

The following document is incorporated herein be reference to the information required by Part III of this report (information about officers and directors):

Proxy Statement Relating to Annual Meeting to be held on November 16, 1996.

ITEM 1. BUSINESS

A.	GENERAL DEVELOPMENT OF BUSINESS

	In the more than 25 years since Williams Industries, Inc. (the "Company") was established to act as the parent of two sister companies established earlier, the Company has had many diverse experiences.  From its inception in 1970,
Williams Industries quickly became an industry leader, specializing in steel erection and the rental of construction equipment.

	Through the 1980s, the Company grew through the addition of subsidiaries and affiliates operating in a wide range of industrial, commercial, institutional and government construction markets.  By the mid-1980s, the Company had grown from the original steel erection company to a conglomerate with 27 subsidiaries and affiliates.

	Williams Industries, Inc. is now a much smaller corporation than the conglomerate of a few years ago, but the Company is close to achieving its goals of debt repayment and consistent profitability of core operations. During the past several years, Williams Industries, Inc. (the "Company") has downsized and restructured in order to return to profitability and pay debt.

	The core companies, Greenway Corporation, Piedmont Metal Products, Inc., Williams Bridge Company, Williams Equipment Corporation, and Williams Steel Erection Company, Inc., represent the Company's business focus for the foreseeable future. These companies, from an aggregate operating perspective, are working to enhance the on-going value of Williams Industries, Inc. and to establish a sound base for future growth.

	Their efforts are being augmented by Construction Insurance Agency, Inc., Insurance Risk Management Group, Inc., and Capital Benefit Administrators,
Inc., which provide necessary services both for the core companies and outside customers.


	The final component is comprised of assets or companies that are not part of the long range plans for Williams Industries, Inc.  These companies or assets are either being closed or sold.  The proceeds of any asset sales are being used to pay Bank Group debt.

	Working within the Company's comprehensive long-range plan, management is taking steps necessary to return the Company to operational profitability through a combination of measures. These include: the removal of Bank Group debt; the reduction of operating, and general and administrative costs;
expansion of market areas within the core businesses; and further consolidation of corporate components as necessary.

	In 1991, the Company defaulted on a loan and security agreement with its then primary lenders (referred to as the "Bank Group" throughout this document).
At July 31, 1993, the balance owed on Bank Group debt was approximately $21 million plus interest.  After a series of transactions involving the four original primary lenders, the Bank Group now consists of NationsBank, N.A. and the Federal Deposit Insurance Corporation, which own 82% and 18%, respectively, of the outstanding Bank Group debt.

	On September 14, 1993, the Company entered into a Debt Restructuring Agreement providing for a discounted payoff of Bank Group notes together with the issuance of Company stock in an amount which would depend upon the amount of the discount allowed. The Company commenced to perform under the Debt Restructuring Agreement, and during Fiscal Year 1994 the Company paid approximately $2 million to the Bank Group, but was unable to meet the payment schedule. At July 31, 1994, the balance owed on Bank Group notes was approximately $20.5 million plus interest.

	On November 30, 1994, the Company and the Bank Group entered into an Amended and Restated Debt Restructuring Agreement, which modified the schedule of payments and the amount and form of the equity to be issued.  The Amended and
Restated Debt Restructuring Agreement provided for satisfaction of Bank Group notes upon payment of $11.5 million after August 1, 1994, with approximately
$7.0 million to be forgiven if the Company paid $8 million by January 31, 1995
(the "Initial Discount").  Upon final satisfaction of Bank Group debt, the
Bank Group would receive a $500,000 convertible subordinated debenture which would be convertible into approximately 18% of the outstanding stock of the
Company.

	The Company and Bank Group subsequently agreed to a letter agreement dated July 21, 1995, which extended the payment schedule through December 31, 1995, and provided that if the Company paid $7.5 million by July 31, 1995, the Bank Group would forgive $6.6 million, with the balance of the Initial Discount to be allowed upon the payment of $8 million by September 30, 1995. The Company paid $7.5 million by July 31, 1995 and received $6.6 million in debt forgiveness in Fiscal Year 1995, which is reflected in the Fiscal Year 1995 Consolidated Financial Statements as Gain on Extinguishment of Debt. Due to the substantial payments as well as the debt forgiveness, the balance owed on Bank Group notes at July 31, 1995 had been reduced to approximately $8.3 million plus accrued interest of $484,000.

	The Company also met the $8 million cumulative payment deadline, and received the balance of the Initial Discount of $348,000 during the first quarter of
Fiscal Year 1996, which is reflected in Fiscal Year 1996 Consolidated
Financial Statements as Gain on Extinguishment of Debt.  The Company continued
its efforts to pay the balance owed under the Agreement by December 31, 1995, but was unable to meet the deadline.

	The Company and Bank Group negotiated and entered into a Second Modification to Amended and restated Debt Restructuring Agreement in February, 1996, which provided for an extension of the payment schedule through April 30, 1996, in consideration of increasing the payoff amount from $11.5 million to $11.65 million.  Through July 31, 1996, the Company had paid approximately $8.3 million.  While the formal agreement has expired, the Bank Group has taken no action to accelerate the indebtedness nor to declare the Company in default, and the Company continues diligently to pursue the final payoff and resolution of Bank Group debt.  At July 31, 1996, the balance owed on Bank Group notes has been reduced to approximately $7.3 million plus accrued interest of $1.4 million.

	Subsequent to July 31, 1996, the Company has made a proposal to the Bank Group, which is presently under review. The proposal provides for an extension of the payment schedule to March 31, 1997, in consideration of increasing the payoff amount from $11.65 to $11.825 million with the final payoff to come from an asset-based loan, an increase in the Company's real estate loan discussed below, and the continued liquidation of the assets of the Company's closed operations.



	If the proposal to the Bank Group results in an agreement, the Company's core companies would be free and clear of Bank Group debt and the Company would receive a substantial portion of the balance of the debt forgiveness upon closing of the asset-based loan.  Management believes that the continued
liquidation of the John F. Beasley Construction Co., Williams Enterprises,
Inc., and Arthur Phillips & Co., Inc. assets will produce sufficient cash within the proposed time for final payoff of Bank Group debt.

	On September 14, 1993, the Company and certain of its subsidiaries entered into a real estate loan with NationsBank, N.A. and executed a promissory note for approximately $3.2 million. On January 31, 1994, the Company failed to make a $26,000 monthly payment and subsequent monthly payments. These failures are a default under the terms of that credit facility. No action to accelerate this indebtedness has been taken by the lender, although by its terms the debt was due and payable in full at July 31, 1995. As described in
Note 2 in the Notes to Consolidated Financial Statements, during Fiscal Year
1996 the Company sold a portion of the property securing this loan to the Virginia Department of Transportation and approximately $2.25 million of the proceeds were applied against this debt. At July 31, 1996, the principal balance owed on this loan had been reduced to approximately $1.5 million, plus accrued interest of approximately $100,000. NationsBank has indicated its willingness to extend the term of this loan, and the Bank has also indicated that it will consider increasing the amount of the loan in order to facilitate the satisfaction of Bank Group debt.

B. FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
 The Company's sctivities are divided into three broad categories: (1) Construction, which includes industrial, commercial and governmental construction and the construction repair and rehabilitation of bridges as well as the rental, sale and service of heavy construction equipment; (2) Manufacturing, which includes the manufacture of metal products; and (3) other, which includes the insurance operations and parent company tranactions with unaffliated parties. Financial information about these segments is contained in Note 13 of the Notes to Consolidated Financial Statements. The following table sets forth the percentage of total revenue attributable to these categories for the fiscal periods indicated as restated to reflect discontinued operations and the foregoing reclassification of segments:

Fiscal Year Ended July 31:
                              1996        1995      1994
Construction                  54%         62%       61%
Manufacturing                 34%         32%       37%
Other                         12%          6%        2%

 This mix has changed over the years as the Company continues to organize its business into the most profitable configuration possible. While management believes the Company's current structure is likely to be maintained for some time going forwardm the percentages of total revenue are expected to change as market conditions or new business warrant.

C.  NARRATIVE DESCRIPTION OF BUSINESS
1.  CONSTRUCTION

  The Company specializes in structural steel erection, the installation of architectural, ornamental and miscellaneous metal products, the installation of precast and prestressed concrete products, the rental of construction equipment and the rigging and installation of equipment for utility and industrial facilities.

  The steel, concrete and other materials used in the construction segment are readily availabe. The Company owns a wide variety of construction equipment and has little difficulty in having sufficient equipment to perform its contracts. Most labor employed by this segment is obtained in the areas where the particular project is located. The Company has not experienced any significant labor difficulties.

	The primary basis on which the Company is awarded construction contracts is price, since most projects are awarded on the basis of competitive bidding.
While there are numerous competitors for commercial and industrial construction in the Company's geographic areas, the Company remains as one of the larger and more diversified companies in its areas of operations.
Although revenue derived from any particular customer fluctuates significantly, in recent years no single customer has accounted for more than 10 % of consolidated revenue.

a. 	Steel Construction

	The Company engages in the installation of structural and other steel products for a variety of buildings, bridges, highways, industrial facilities, power generating plants and other structures.

	Most of the Company's steel construction revenue is received on projects where the Company is a subcontractor to a material supplier (generally a steel fabricator) or another contractor. Labor in the steel construction segment is primarily open shop. When the Company acts as the steel erection subcontractor, it is invited to bid by the firm that needs the steel construction services. Consequently, customer relations are important; however, the Company is not dependent upon any single customer or contract.

	The Company operates its steel erection business primarily in the Mid-Atlantic area between Baltimore, Maryland and Norfolk, Virginia.

b.	Concrete Construction

	The Company erects structural precast and prestressed concrete for various structures, such as multi-storied parking facilities and processing facilities, and erects the concrete architectural facades for buildings. The concrete erection service generates the bulk of its revenue from contracts with non-affiliated customers, and the business is not dependent upon any particular customer.

c. 	Rigging and Installation of Equipment

	Much of the equipment and machinery used by utilities and other industrial concerns is so cumbersome that its installation and preparation for use, and to some extent its maintenance, requires installation equipment and skills not economically feasible for those users to acquire and maintain. The Company's construction equipment, personnel and experience are well suited for such tasks, and the Company contracts for and performs those services. Since management believes that the demand for these services, particularly by utilities, is relatively stable throughout business cycles, it is aggressively pusuing the expansion of this phase of its construction services.

d.  	Equipment Rental

	The Company requires a wide range of heavy construction equipment in its construction business, but not all of the equipment is in use at all times.
To maximize its return on investment in equipment, the Company rents equipment to unaffiliated parties to the extent possible. Operating margins from rentals
are attractive because the direct cost of renting is relatively low.   As a
result, the Company is aggressively pursuing the expansion of this phase of its business.


2. 	Manufacturing

	The Company manufactures metal products that are frequently used in projects on which the Company is providing construction services.  Products fabricated include steel plate girders used in the construction of bridges and other projects, and light structural metal products.

	Facilities in this segment are predominately open shop.  Management believes that its labor relations in this segment are good.

	Competition in this segment, based on price, quality and service, is intense.
Although revenue derived from any particular customer fluctuates significantly, in recent years no single customer has accounted for more than 10% of consolidated revenue.

a. 	Steel Manufacturing

	The Company has two plants for the fabrication of steel plate girders and other components used in the construction, repair and rehabilitation of highway bridges and grade separations.

	One of these plants, located in Manassas, Virginia, is a large heavy plate girder fabrication facility and contains a main fabrication shop, ancillary shops and offices totaling approximately 46,000 square feet, together with rail siding.

	The other plant, located on 17 acres in Richmond, Virginia, is a full service fabrication facility and contains a main fabrication shop, ancillary shops and offices totaling approximately 128,000 square feet.

	Both facilities have internal and external handling equipment, modern fabrication equipment, large storage and assembly areas and are American Institute of Steel Construction, Category III, Fracture Critical Bridge Shops.

	All facilities are in good repair and designed for the uses to which they are applied. Since virtually all production at these facilities is for specific contracts rather than for inventory or general sales, utilization can vary from time to time.

b.  	Light Structural Metal Products

 	The Company fabricates light structural metal products at a Company-owned facility in Bedford, Virginia. The Bedford plant is located on about 22 acres. During Fiscal Year 1996, this subsidiary upgraded its facilities to enhance its manufacturing capabilities, as well as its ability to finish product in inclement weather.


3. 	General and Insurance

a. 	General

	All segments of the Company are influenced by adverse weather conditions. Accordingly, higher revenue typically is recorded in the first (August through October) and fourth (May through July) fiscal quarters when the weather conditions are generally more favorable. This variation is more pronounced in the construction segment than in the manufacturing segment.

	Management is not aware of any environmental regulations that materially impact the Company's capital expenditures, earnings or competitive position. Compliance with Occupational Safety and Health Administration (OSHA) requirements may, on occasion, increase short-term costs (although in the long-term, compliance may actually reduce costs through workers' compensation savings); however, since compliance is required industry wide, the Company is not at a competitive disadvantage, and the costs are built into the Company's normal bidding procedures.

	The Company employs between 250 and 500 employees, many employed on an hourly basis for specific projects, the actual number varying with the seasons and timing of contracts.  At July 31, 1996, the Company had 319 employees.

b. 	Insurance

Liability Coverage

	Liability coverage for the Company and its subsidiaries is provided by a policy of insurance with limits of $1 million and a $2 million aggregate. The Company also carries what is known as an "umbrella" policy which provides limits of $4 million excess of the primary. The primary policy has a $25,000 deductible; however, it does provide first dollar defense coverage. If additional coverage is required on a specific project, the Company makes those purchases.

Workers' Compensation Coverage

	Workers' compensation coverage is provided by several programs, depending on the jurisdiction.  In some states, the program is traditionally insured, while in other states, self-funding mechanisms are used.  Since 1987, the Company's
"loss modification factor" (a percentage increase or decrease to a standard premium based primarily on an insured's previous claims experience) on its workers' compensation insurance premiums declined from a high of 173% in 1986 to a low of 92% in 1992.  The current loss modification factor is 95%.
management attributes this decline to the stregthening of safety and loss control measures, education of management and emplpoyees of the importance of compliance at all times with the corporate safety program, along with constant monitoring of claims to minimize or eliminate costly frction between the claimant and the Company.  The Company strives to be in the forefront in providing a safe work place fr its workers, but, because of the dangerous nature of its business, injuries do occur.  In those cases, the Company recognizes the personal tragedy that can accompany those injuries and attempts to provide comfort and individual consideration to the injured party and his or her family.



ITEM 2. PROPERTIES AND EQUIPMENT

	At the end of Fiscal Year 1996, the Company owned approximately 82 acres of industrial property, most of which is presently being utilized.  Approximately
39 acres are near Manassas, in Prince William County, Virginia; 17 acres are in Richmond, Virginia; 22 acres in Bedford County, in Virginia's Piedmont section between Lynchburg and Roanoke; 2 acres are in Dallas, Texas; and 2 acres are in Muskogee, Oklahoma.

	In the first quarter of Fiscal Year 1996, the Company sold eight of the ten acres owned by the John F. Beasley Construction Company in Dallas, Texas.
Beasley, which is in Chapter 11 protection in the United States Bankruptcy
Court, Northern District of Texas, Dallas Division, sold approximately six acres, together with certain other assets, to an investment group owned by
Frank E. Williams, Jr., and John M. Bosworth.  Mr. Williams, Jr. is a current director and former officer of the Company and the former chairman of Beasley.
Mr. Bosworth is the former president of the Beasley Building Division.  Two acres were sold to a neighboring property owner not affliated with the
Company.  The sales prices were approved by the Bankruptcy Court.  A provision for the loss of approximately $260,00 from the sale of these assets was recorded during the year ended July 31, 1995.

	On February 19, 1996, the Company sold approximately 5.5 acres of its property in Bedford, Virginia to an non-affiliated party for $50,000.  After taxes and costs associated with the sale were paid, the net proceeds of approximately
$48,000 were paid against Bank Group debt.

	During the second quarter of Fiscal Year 1996, the Company  accepted an offer from the Virginia Department of Transportation to purchase some of the
Company's property in Prince William County for $2.6 million.  The sale resulted in a net gain of approximately $2.2 million, which was reflected in second quarter results.  The Company's present use of the property is not significantly affected by the sale.  Approximately $2.25 million of the proceeds was used to reduce the outstanding principal and interest owed on the
Company's real estate loan.

	The 2,400 square foot building housing the executive offices of the Company is located on a 2 1/2 acre parcel owned by the Company, in Fairfax County,
Virginia.  This parcel also includes a 9,000 square foot two story masonry building and several smaller structures housing the Company's insurance operations, its construction group headquarters, legal, accounting and data
processing functions.   Portions of this complex also are rented to
non-affiliated third parties.

	The Company owns numerous large cranes, tractors and trailers and other equipment. Management believes the equipment is in good condition and is well maintained. During Fiscal Year 1996, the Company has been upgrading its fleet, both with new and used equipment. Expenditures for such equipment, including amounts financed, totaled $2.8 million in Fiscal Year 1996. The availability of used equipment at attractive prices varies primarily with the construction industry business cycle. The Company attempts to time its purchases and sales to take advantage of this cycle. All equipment is encumbered by security interests.



ITEM 3.  LEGAL PROCEEDINGS

Pribyla

	The Company is a party to a claim for excess medical expenses incurred by Mr.
Eugene F. Pribyla, a former officer and shareholder of a subsidiary pursuant to a stock purchase agreement.  On February 10, 1994, judgment was awarded by the District Court of Dallas, Texas, 134th Judicial District, in favor of Mr.
and Mrs. Pribyla against the Company and its wholly-owned subsidiary, John F.
Beasley Construction Company, in the principal amount of $2.5 million, plus attorneys' fees of $135,000, for breach of contract.  The Pribylas asserted at trial that the stock purchase agreement, wherein Mr. Pribyla sold his stock to the Company, provided a guarantee of a set level of health insurance benefits, and that the plaintiffs were damaged when Beasley changed health insurance companies.

	The Company filed an appeal in the Texas Court of Civil Appeals, which resulted in overturning the judgment against Beasley, but affirming the judgment against the Company. The Company filed an Application for Writ of Error to the Texas Supreme Court. During the fourth quarter of Fiscal Year 1996, the Texas Supreme Court granted the Writ of Error and scheduled oral argument. This decision does not affect the judgment creditor's right to take action to collect their judgment pending a decision by the Supreme Court, nor does it necessarily indicate that the result will be favorable.

	Commencing July 1, 1995 and continuing through the date of this filing, the
Company has made weekly forbearance payments to the judgment creditor under a forbearance agreement.  At present, settlement discussions are continuing, and the agreement and a subsequent extension have expired, although payments are continuing to be made and accepted on a "week to week" basis.  Management continues to believe that the original decision was in error and that the ultimate outcome of the case will not have a material adverse impact on the
Company's finanical statement or results of operations.

FDIC
 The Company was party to a guaranty under which the FDIC claimed that the Company was responsible for 50% of the alleged deficiencies on the part of Atchison & Keller, Inc., the borrower. Suit was filed against the Company for $350,000, but the FDIC accepted the Company's proposal to settle the matter. In the settlement, the Company was to issue a $100,000 convertible debenture under which the FDIC would receive 110,000 shares of unreigstered stock. This settlement has not yet been formalized when a management change occurred at the FDIC. The Company has requested that the FDIC seek approval of a modification which would allow the Company to redeem the unregistered shares for a number of registered shares which would depend on their value at the time of issuance.

AIG

	On March 25, 1994, the Company was sued by National Union Fire Insurance Company of Pittsburgh, PA and American Home Assurance Company (members of the AIG group of insurance companies), claiming the Company owed an aggregate total of approximately $3.5 million for workers compensation premiums. The Company answered the suits and demanded trail by jury, but the suits were withdrawn without prejudice. The litigation was settled by the Company's paying $100,000 and signing a $1.0 million confessed judgment note, payable over three years. The Company defaulted after making three payments and National Union then obtained a judgment for approximately $950,000 plus interest from May 11, 1995.
During Fiscal Year 1996, a second settlement was reached.   All obligations of
this settlement were satisfied during the fourth quarter. The settlement resulted in a gain of $460,000 which was recorded during the fourth quarter of Fiscal Year 1996. The gain is included in the Company's Consolidated
Financial Statements for the Year Ended July 31, 1996 as a Gain on Extinguishment of Debt.

PRECISION COMPONENTS CORP.
 Precision Components Corp. ("PCC"), the buyer of Industrial Alloy Fabricators' ("IAF") assets, contributed $300,000 to the settlement of a liability claim against IAF. The Company was advised by counsel that the voluntary assumption of this liability, which was not to be assumed by the buyer pursuant to the agreement of sale, renders this payment not subject to reimbursement. PCC has made demand upon the Company for reimbursement, which demand the Company rejects. Management believes that the ultimate outcome of this matter will not have a material adverse impact on the Company's financial position or results of operations.

M&W

 Subsequent to July 31, 1996, the Internal Revenue Service accepted the Company's proposal to settle a dispute over a penalty assessed when the Company's former Chairman, Frank E. Williams, Jr., was found to be a "responsible party" for the unpaid trust fund taxes of a former unconsolidated affliate, M&W Marine Services, Inc., which ceased operations in 1992. The amount of the settlement has been accrued by the Company at July 31, 1996.

GENERAL

 The Company is also party to various other claims arising in the ordinary course of its business. Generally claims exposure in the construction services industry consists of workers compensation, personal injury, product liability and property damage. The Company believes that its insurance liability accruals, coupled with its excess liability coverage, provide adequate coverage for such claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
 No matter was submitted during the fourth quarter of the fiscal year covered by this report to vote of security holders.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

 The Company's Common Stock was traded on the NASDAQ's National Market System under the symbol (WMSI) until its equity position no longer met NASDAQ requirements for inclusion in that market. Subsequently, the Company's stock has traded on the "bulletin boards" and will return to NASDAQ only when it meets all of the requirements for market listing. The following table sets forth the high and low sales prices for the periods indicated, as obtained from market makers in the Company's stock.

8/1/94  11/1/94  2/1/95  5/1/95  8/1/95   11/1/95 2/1/96 5/1/96
10/31/94 1/31/95 4/30/95 7/31/95 10/31/95 1/31/96 4/30/96 7/31/96
$1.19   $0.81	  $0.84   $1.00   $3.50 	  $4.00    $3.93  $5.25
$0.41   $0.69	  $0.78   $0.75   $0.75 	  $2.12    $2.69  $2.50

	The Company has paid no cash dividends in recent years. While it is the directors' policy to have the Company pay cash dividends whenever feasible, the Company's credit agreements prohibit cash dividends without the lenders' permission. In addition, the need for cash in the Company's business indicates that cash dividends will not be paid in the foreseeable future.

	At September 20, 1996, there were 514 holders of record of the Common Stock.


ITEM 6.  SELECTED CONSOLIDATED FINANICAL DATA

	The following table sets forth selected financial data for the Company and is qualified in its entirety by the more detailed financial statements, related notes thereto, and other statistical information appearing elsewhere in this report.


SELECTED CONSOLIDATED FINANCIAL DATA
(In millions, except per share data)
				1996	  1995   1994	  1993	1992
Statements of
Operations Data:
Revenue:
	Construction	 $16.1  $19.7	 $27.9   $28.0	  $42.9
	Manufacturing	  10.1   10.3 	  16.9    21.7	   22.9
	Other		   3.5	1.8	   0.8	 0.9	    1.1
Total Revenue		 $29.7  $31.8	 $45.6   $50.6	  $66.9
Gross Profit:
	Construction	 $ 6.2  $ 5.2	 $ 4.8   $ 3.5	  $ 9.1
	Manufacturing	   2.9	3.9	   4.2	 5.4	    8.2
	Other		   3.5	1.8	   0.8	 0.9	    1.1
Total Gross
	Profit		 $12.6  $10.9	 $ 9.8   $ 9.8	  $18.4
Expense:
	Overhead		 $ 2.7  $ 3.0	 $ 3.6   $ 3.9	  $ 5.2
	General and
  	 Administrative   5.3	9.0	   8.1    10.7	   10.3
	Depreciation	   1.0	1.2	   1.4	 1.6	    1.6
	Interest		   1.5	2.3	   1.7	 1.5	    2.2
Total Expense		 $10.5  $15.5	 $14.8   $17.7	  $19.3
Profit (Loss) from
Continuing Opera-
tions			 $ 2.1  $(4.6)  $(5.0)  $(8.0)  $(0.9)
Gain (Loss) from
	Discontinued
	Operations	    -	1.4	  (4.6)   (5.1)	 (0.9)
Extraordinary Item -
	Gain on Ex-
	tinguishment
	of Debt		   0.8	6.6	   -        -	     -
Net Earnings (Loss)	  $2.9   $3.4	 $(9.6)  $(13.1)	$(1.8)

Earnings (Loss)
Per Share:
	From Continuing
		Operations  $0.84 $(1.82) $(1.98) $(3.20) $(0.35)
	From Discon-
		tinued
		Operations	-	0.57	  (1.80)  (2.01)  (0.38)
	Extraordinary
		Item		   0.31	2.60	   -	    -	   -
Earnings (Loss)
	Per Share*	  $1.15  $1.35	 $(3.78) $(5.21) $(0.73)

Balance Sheet Data
  (at end of year):
Total Assets -
	Continuing
	Operations	 $28.0  $24.6	 $38.4   $40.9   $48.9
Net (Liabilities)
	Assets of Dis-
	continued
	Operations	    -	-	  (1.0)	 3.6     7.8
Long Term Obligations  5.8    2.9	   5.0	17.2     2.4
Total Liabilities	  30.1   29.7	  46.3	42.7    41.9
Stockholders equity
	(Deficiency
	in assets)	  (2.2)  (5.2)	  (8.7)	 0.9	   13.9

* No Dividends have been paid on Common Stock during the above period.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	The evolution of Williams Industries, Inc. continues as the Company marked more than a quarter-century of operation in the construction industry. While there were times in recent years that the Company's financial condition was less than desirable, the Company has nevertheless survived and has once again returned to profitability.

	From a structural point of view, Williams Industries, Inc. is now divided into several components, based on the activities of the subsidiaries involved and their status as it relates to the Company's long-range plan.

	The parent, Williams Industries, Inc., with the guidance of the Company's elected board of directors, provides overall direction and planning for the corporation, as well as providing legal, administrative, and other services to the corporation's subsidiaries.

	The core companies, Williams Steel Erection Company, Inc., Williams Bridge Company, Williams Equipment Corporation, Greenway Corporation, and Piedmont
Metal Products, Inc., represent the fundamental lines of business that are the Company's focus for the foreseeable future. These companies, from an operating perspective, are working to enhance the on-going value of Williams Industries, Inc.

	Their efforts are augmented by Construction Insurance Agency, Insurance Risk Management, and Capital Benefit Administrators, which provide necessary services both for the core companies and outside customers in the fields of insurance, bonding, and loss control.

	Working within the Company's comprehensive long-range plan, management has been taking whatever steps necessary to return the Company to profitability through a combination of measures. These include:

*  	The reduction of debt through the sale of assets, as discussed in Notes 1 and 2 in the Notes to Consolidated Financial Statements;

*  	The reduction of operating and general and administrative costs, as discussed in the Fiscal Year 1996 Compared to Fiscal Year 1995 analysis later in this Item;

*  	Expansion of market areas to take advantage of new opportunities in traditional lines of business;

*  	Further consolidation of corporate components as necessary to increase effectiveness and enhance profits;

*  	Updating equipment, as discussed at the end of Part I, Item 2, Property and Equipment;

*  	Employing innovative methods, such as joint ventures with other members of the construction industry, to obtain quality work.

	General improvements in the overall construction marketplace have also assisted the Company in returning to profitability.

	As the accompanying results indicate, the Company has returned to profitability. The repayment of Bank Group debt, as described in Note 1 to the Consolidated Financial Statements, is the single most significant objective for the Company in the short term. Once this is achieved, the Company will continue its efforts to modernize equipment and expand its marketplaces. Going forward, the core companies profits must be at a level to sustain the parent operation and any auxiliary services, such as the Williams Industries Insurance Trust.

Financial Condition

Background

	Please refer to the discussions under "General Development of Business," commencing on Page 1 of this report, for background on the present financial condition of the Company.

Bank Group Agreement

	This subject is comprehensively discussed in Note 1, Business Conditions and
Debt Restructuring, of the Notes to Consolidated Financial Statements
elsewhere in this report.

Bonding

	Due to the Company's financial condition in recent years, the Company has limited ability to furnish payment and performance bonds for some of its contracts. The Company has been able to secure bonds for some of its projects. However, for the most part, the Company has been able to obtain work without
providing bonds.   As the Company's financial situation has improved, so has
its ability to secure bonds. Management does not believe the Company lost any work in Fiscal Year 1996 due to bonding concerns.

Liquidity

	The Company continues to have improved operating results. The operating activities provided net cash of approximately $475,000 during the year ended July 31, 1996. These funds, together with net cash provided by the sale of
assets, were used to pay debt.   In addition, the core companies have been
generating cash to pay their bills on a current basis and, in many instances, have been paying off debt incurred in prior years. As discussed in Note 1 to the Consolidated Financial Statements, the Company is presently negotiating with an asset-based lender, its Bank Group and its real estate lender to secure funds necessary to retire its remaining Bank Group debt. Management believes that ongoing operations will provide te cash necessary to finance day-to-day operations and to service its other debt.


Operations

1.  Fiscal Year 1996 Compared to Fiscal Year 1995

	While both Fiscal Years 1996 and 1995 were profitable, comparisons are complicated due to significant one time events. In Fiscal Year 1995, the Company recorded $8.2 million in gains from the extinguishment of debt compared to $800,000 in Fiscal Year 1996. Fiscal Year 1996 profitability was achieved through a combination of factors, not the least significant of which was the $2.2 million gain on the sale of assets which is included in "Revenue:
Other" in the Consolidated Statement of Operations for the year ended July 31, 1996. After elimination of the $2.2 million gain on the sale, total revenue actually decreased by approximately 7%, while gross profit increased from 34.3% to 37.8%.


	The revenue decline is a direct result of the cessation of operations of certain subsidiaries, most notably: John F. Beasley Construction Company, Williams Enterprises, Inc. and Industrial Alloy Fabricators, Inc. In Fiscal Year 1995, these operations accounted for revenue of approximately
$11.5 million and losses of $3.25 million, compared to revenue of approximately $280,000 and losses of $300,000 in Fiscal Year 1996.

	While the Company's consolidated revenue in 1996 was down from 1995, but the revenues of the core companies each improved, some, such as Williams Steel
Erection Company, Inc. and Williams Bridge Company, by more than 50%.  On aggregate, the five core companies increased revenue by approximately 39% from
1995 to 1996.  Management views this improvement as highly significant, particularly considering the Winter of 1996 was one of the worst in history.

	Another area of contrast from 1995 to 1996 is in expenses. Consolidated expenses declined from $15.5 million in Fiscal Year 1995 to $10.5 million in Fiscal Year 1996. This decline is also primarily the result of the Company's decision to cease operations of the previously mentioned subsidiaries.

	Management believes that all the core companies will benefit from the improvements in the construction marketplace which are occurring in all the Company's traditional market areas.

	The Company's backlog of work continues to be strong, with more than $19 million believed to be firm as of July 31, 1996. During the year, the Company decided to improve its ability to obtain work by forming joint ventures on projects that would normally require too great a commitment of the Company's assets such as capital, equipment and personnel. The first of these joint venture arrangements was with a local company on a large arena in the Washington, D.C. metropolitan area. The joint venture was succesful in obtaining a contract of approximately $6 million for the erection of the structural steel on the arena. It is anticipated more such joint venture arrangements will be considered as an option on projects of similar size, both in the contruction and manufacturing segments of the business.


2.  Fiscal Year 1995 Compared to Fiscal Year 1994

	The Company continued its restructuring and downsizing, not only to reduce debt but also so enhance profitability. Revenues decreased from $45.7 million in 1994, to $31.9 million in 1995, a 30% decline. However, the Company experienced an increase in gross profit from 21.5% in 1994, to 34.3% in 1995.

	The decline in manufacturing revenues, from $16.9 million in 1994 to $10.3 million in 1995, was primarily a result of the sale of Industrial Alloy Fabricators. The proceeds of this sale were used to pay Bank Group debt.
Another factor contributing to the decline in manufacturing revenue was the downsizing at Williams Bridge Company. This downsizing was done in response to what is believed to be a temporary decline in the marketplace that Williams Bridge serves. To offset the impact of the overall, albeit temporary, decline in the steel marketplace, Williams Bridge expanded its geographic base of operations to include Pennsylvania and New Jersey. Subsequent to July 31,
1995, Williams Bridge Company saw an increase in business in traditional market areas, especially in Maryland and Virginia.

	Construction revenues also decreased, from $27.9 million in 1994 to $19.7 million in 1995, due to the Company's decision to cease the operations of the John F. Beasley Construction Company and Williams Enterprises in order to stop continuing losses, and the Company's ultimate sale of the assets of the Beasley Bridge Division. For Fiscal Year 1995, Beasley's losses due to operations, reserves, and write-offs from the sale of assets were approximately $4 million.

	Core operations, with the exception of Williams Bridge, however, returned to profitability despite declining revenue levels.  Pre-tax profit for the core operations, on aggregate, went from a combined loss of $274,000 in 1994, to a combined profit of $1.0 million in 1995.  Overall backlog also improved.

	With the sale of Beasley, management believed that most of the negative influences to the Company's balance sheet from an operating company perspective were gone, as evidenced by the discontinuation and/or sale of other operations such as Concrete Structures, Inc., Williams Marine Construction Corp., and Williams Miscellaneous Metals Group.

	In addition to the operational improvements, the Company's Balance Sheet also improved from Fiscal Year 1994 to Fiscal Year 1995.  Notes payable decreased from $27.5 million at July 31, 1994, to $16.4 million at July 31, 1995.  This was a direct result of having sold the operations mentioned above and paying the proceeds to the Company's Bank Group.


3.  Fiscal Year 1994 Compared to Fiscal Year 1993

	Overall revenues dropped from 1993 to 1994, but the core companies of Williams
Industries (Williams Steel Erection Company, Inc., Williams Bridge Company,
Williams Equipment Corporation, Greenway Corporation, and Piedmont Metal
Products, Inc.), taken as a unit, actually experienced a 10.5% increase in revenue.  This increase was significant for several reasons, primarily in that it confirmed the proper identification of long-term business decisions indicated in the Company's business plan.  Additionally, these increases in core businesses came in a year when severe weather impacted the construction industry in many of the Company's traditional markets.

	The decline in manufacturing revenue resulted from the Company's decision to sell the assets or dramatically reduce the operations of several companies in this line of business.  The assets of Creative Iron Works, Inc., Harbor Iron,
Inc., and Union Iron Works Company, which had been operating as the combined entity of Williams Miscellaneous Metals, were sold and the proceeds used to pay bank debt.  The Company's former concrete manufacturing facility in
Davidsonville, Maryland was closed during the fiscal year and was sold subsequent to year end on September 30, 1994.  The loss from the sale of these assets was reflected in the financial statements as of July 31, 1994.

	Industrial Alloy Fabricators, Inc. experienced a significant drop in revenues from $12.8 million in 1993, to $8.2 million in 1994.  This decrease was attributed to a declining marketplace, particularly in relation to one customer that had previously comprised a substantial portion of Industrial
Alloy's business.  This company became one of the assets for sale by Williams
Industries.

	Other companies considered for sale or closing, John F. Beasley Construction
Company and Williams Enterprises, Inc., also experienced declines in revenue.
Beasley's decline, from $13.9 million to $9.6 million, was attributed to the drop in Beasley's building division activities.  The building division previously had a number of projects, such as the San Antonio Alamo Dome and the Denver Airport, in progress, but due to the substantial losses of this operation no additional work was bid.

	While the Company experienced an overall decline in revenue from $50.6 million in 1993 to $45.6 million in 1994, a drop of 9.9%, gross profit increased from 19.4% to 21.5%. In addition, the Company cut expenses by approximately 16%, from $17.7 million in 1993, to $14.8 million in 1994.



ITEM 8. WILLIAMS INDUSTRIES, INCORPORATED CONSOLIDATED FINANICAL STATEMENTS FOR THE YEARS ENDED JULY 31, 1996, 1995 AND 1994.

	(See pages which follow)


ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

	None.


PART III

	Pursuant to General Instruction G(3) of Form 10-K, the information required by Part III (Items 10, 11, 12 and 13) is hereby incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and
Exchange Commission, pursuant to Regulation 14A promulgated under the
Securities Exchange Act of 1934, in connection with the Company's Annual
Meeting of Shareholders scheduled to be held November 16, 1996.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

	The following documents are filed as a part of this report:

1.	Consolidated Financial Statements of Williams Industries, Incorporated and
Independent Auditors Report.

	Report of Deloitte & Touche LLP.

	Consolidated Balance Sheets as of July 31, 1996 and 1995.

	Consolidated Statements of Operations for the Years Ended July 31, 1996, 1995 and 1994.

	Consolidated Statements of Stockholders' Equity (Deficiency in Assets) for the Years Ended July 31, 1996, 1995 and 1994.

	Consolidated Statements of Cash Flows for the Years Ended July 31, 1996, 1995
and 1994.

	Notes to Consolidated Financial Statements for the Years Ended July 31, 1996,
1995 and 1994.

(All included in this report in response to Item 8.)

2.	(a) Schedules to be Filed by Amendment to this Report.
	Report of Deloitte & Touche LLP re: Schedules

	Schedule II - Valuation and Qualifying Accounts for the Years Ended July 31,
1996, 1995, and 1994 of Williams Industries, Incorporated.

	(b) Exhibits:

		(3)	Articles of Incorporation and By-laws.  Incorporated by reference to
Exhibits 3(a) and 3(b) of the Company's 10-K for the fiscal year ended July
31, 1989.

		(21)	Subsidiaries of the Registrant (see table below).

	(c)	No reports on Form 8-K were filed during the last fiscal quarter of the period covered by this report.

(21)	Table of Subsidiaries:
         							State of
			Name				   Incorporation
Arthur Phillips & Company, Inc.*		  MD
John F. Beasley Construction Company*	  TX
Greenway Corporation				  MD
IAF Transfer Corporation*			  VA
Piedmont Metal Products, Inc.			  VA
Williams Bridge Company				  VA
Williams Enterprises, Inc.*			  DC
Williams Equipment Corporation		  DC
Williams Industries Insurance Trust	  VA
  Capital Benefit Administrators, Inc.	  VA
  Construction Insurance Agency, Inc.	  VA
  Insurance Risk Management Group, Inc.	  VA
Williams Steel Erection Company, Inc.	  VA

* not active

			WILLIAMS INDUSTRIES, INCORPORATED					       CONSOLIDATED BALANCE SHEETS					          AS OF JULY  31, 1996 AND 1995

						    1996			1995
ASSETS
Cash and cash equivalents	 $ 1,300,867	 $   819,735
Accounts and notes
	receivable (Note 3)		  11,109,854	   9,176,176
Inventories				   2,169,353	   2,421,687
Costs and estimated
	earnings in excess of
	billings on uncompleted
	contracts (Note 6)		     620,199	     845,303
Investments in unconsolidated
	affiliates (Notes 11)	   1,986,300	   1,925,300
Property and equipment, net
	of accumulated
	depreciation and
	amortization (Note 8)	   9,452,326 	   8,487,569
Prepaid expenses and other
	assets				   1,372,853	     918,336

TOTAL ASSETS				 $28,011,752 	 $24,594,106

LIABILITIES
Notes payable (Note 9)		 $15,142,321	 $16,366,920
Accounts payable			   6,561,815	   6,778,550
Accrued compensation,
	payroll taxes and
	amounts withheld								from employees			     853,923	     596,895
Billings in excess of
	costs and estimated
	earnings on uncompleted
	contracts (Note 6)		   2,231,188	     948,429
Other accrued expenses		   5,219,248	   4,957,421
Income taxes payable
	(Note 10)     				 96,000 		 50,000
Total Liabilities			  30,104,495 	  29,698,215
Minority Interests			     131,371	     136,832

COMMITMENTS AND
	CONTINGENCIES (NOTE 14)

STOCKHOLDERS' EQUITY
	(DEFICIENCY IN ASSETS)
Common stock - $0.10 par
	value, 10,000,000
	shares authorized;
	2,576,017 and 2,539,017
	shares issued and
	outstanding (Note 12)         257,602	    253,902
Additional paid-in capital	  13,147,433	 13,095,153
Retained (deficit)		 	 (15,629,149)	(18,589,996)

Total stockholders' equity
	(deficiency in assets)	  (2,224,114)	 (5,240,941)

TOTAL LIABILITIES AND
	STOCKHOLDERS' EQUITY
	(DEFICIENCY IN ASSETS)	 $28,011,752   $24,594,106

	See notes to consolidated financial statements.



			   WILLIAMS INDUSTRIES, INCORPORATED
		   CONSOLIDATED STATEMENTS OF OPERATIONS
    YEARS ENDED JULY 31, 1996, 1995 and 1994
					1996		1995			1994
REVENUE:
     Construction	  $16,131,534 	$19,672,459  $27,915,021
     Manufacturing	   10,062,367	 10,336,748   16,921,361
     Other		    3,473,475    1,841,335      849,616
       Total revenue   29,667,376	 31,850,542   45,685,998

DIRECT COSTS:
     Construction	    9,934,174	 14,501,397   23,114,637
     Manufacturing	    7,097,194	  6,419,359   12,727,566
       Total direct
       costs		   17,031,368   20,920,756   35,842,203

GROSS PROFIT		   12,636,008	 10,929,786    9,843,795

EXPENSES:
     Overhead		    2,674,133    2,975,690    3,642,173
     General and
     administrative	    5,310,514    9,015,059    8,098,008
     Depreciation		 984,662    1,252,557    1,425,500
     Interest		    1,510,985    2,301,661	1,697,733
      Total expenses   10,480,294   15,544,967   14,863,414

PROFIT (LOSS) BEFORE
INCOME TAXES, EQUITY
EARNINGS AND MINORITY
INTERESTS			    2,155,714	 (4,615,181)  (5,019,619)

INCOME TAXES
 (NOTE 10)		       62,500		50,000	   34,300

PROFIT (LOSS) BEFORE
EQUITY EARNINGS AND
MINORITY INTERESTS	    2,093,214	 (4,665,181)  (5,053,919)
   Equity in
    earnings (loss)
    of unconsoli-
    dated affiliates	  83,350       66,060	  (45,268)
   Minority interest
    in consolidated
    subsidiaries		 (23,717)     (11,480)	   74,265

PROFIT (LOSS) FROM
CONTINUING OPERATIONS   2,152,847   (4,610,601)  (5,024,922)

DISCONTINUED
OPERATIONS
(NOTES 2 & 7)
   Gain on extin-
	guishment of
	debt				 -		  1,605,516 		-
   Estimated (loss)
	on disposal of
	discontinued
	operations		 -		   (168,974)  (4,547,196)

PROFIT (LOSS) BEFORE
EXTRAORDINARY ITEM	    2,152,847   (3,174,059)  (9,572,118)

EXTRAORDINARY ITEM
(NOTES 1 & 14)
  Gain on extin-
	guishment of
	debt			      808,000 	  6,609,000		-

NET PROFIT (LOSS)	  $ 2,960,847  $ 3,434,941  $(9,572,118)


PROFIT (LOSS) PER
COMMON SHARE:
  Continuing
	operations	   $	0.84 	  $(1.82)		$(1.98)
  Discontinued
	operations		 -		    0.57 		 (1.80)
  Extraordinary
	item		          0.31 	    2.60 		   -

  PROFIT (LOSS) PER
	COMMON SHARE	  $	1.15 	   $1.35 		$(3.78)


			WILLIAMS INDUSTRIES, INCORPORATED
		CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
			EQUITY (DEFICIENCY IN ASSETS)
YEARS ENDED JULY 31, 1996, 1995 and 1994
					Additional	Retained						Common	Paid-In		Earnings						Stock	Capital
(Deficit)		Total
BALANCE,
AUGUST 1, 1993	$252,223 $13,058,347 $(12,452,819) $  857,751
Issuance of
stock	   	   1,304      36,806 	   -	         38,110
Net (loss)
for the year		-	     -	  (9,572,118) (9,572,118)
BALANCE,
JULY 31, 1994	 253,527  13,095,153 (22,024,937) (8,676,257)
Issuance of
stock		     375 	     -		  -             375
Net profit
for the year	   -		     -	   3,434,941   3,434,941

BALANCE,
JULY 31, 1995 	 253,902	13,095,153 (18,589,996) (5,240,941)
Issuance of
stock	        3,700      52,280	  -          55,980
Net profit
for the year	   -		     -	   2,960,847   2,960,847

BALANCE,
JULY 31, 1996  $257,602 $13,147,433 $(15,629,149)  $(2,224,114)


			WILLIAMS INDUSTRIES, INCORPORATED
		   CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JULY 31, 1996, 1995 and 1994
					 1996	   1995		  1994
CASH FLOWS FROM
  OPERATING ACTIVITIES:
Net profit(loss)	    $2,960,847  $3,434,941  $(9,572,118)
 Adjustments to recon-
  cile net profit(loss)
  to net cash provided
  by operating
  activities:
Depreciation and
  amortization		       984,662   1,252,557    1,425,500
Gain on extin-
  guishment of debt	      (808,000) (6,609,000)		-
(Gain) loss on
  disposal of pro-
  perty, plant
  and equipment	    (2,323,496)    143,598	 (705,202)
Minority interests
  in earnings
  (losses) 			   23,717      11,480      (74,265)
Equity in
  (earnings) losses
  of affiliates		  (83,350)	66,060)      45,268
Gain on extin-
  guishment of debt
  of discontinued
  operations				 -	 (1,605,516)		-
Estimated loss on
  disposal of
  discontinued
  operations		    		 -	    168,974    4,547,196
 Changes in assets
  and liabilities:
(Increase) decrease
  in accounts and
  notes receivable	    (1,933,678)  7,034,643     (879,189)
Decrease (increase)
  in inventories		  252,334   1,020,863     (186,393)
Decrease in costs
  and estimated
  earnings related
  to billings on
  uncompleted con-
  tracts (net)			1,507,863   1,185,250    1,738,842
(Increase) decrease
  in prepaid expenses
  and other assets		 (454,517)    240,267	  516,404
Increase (decrease)
  in net liabilities
  of discontinued
  operations				-	    521,562     (189,587)
(Decrease) increase
  in accounts payable	 (216,735) (1,688,523)	1,950,844
Increase (decrease)
  in accrued compensa-
  tion, payroll taxes,
  and accounts with-
  held from employees	  257,028    (232,131)	 (395,680)
Increase (decrease)
  in other accrued
  expenses			  261,827  (1,037,808)   1,292,802
Increase (decrease) in
  income taxes payable	   46,000      15,000 	   (4,053)
NET CASH PROVIDED BY
  (USED IN) OPERATING
  ACTIVITIES			  474,502   3,790,097 	 (489,631)

CASH FLOWS FROM
INVESTING ACTIVITIES:
Expenditures for
  property, plant and
  equipment		      (924,581)   (485,424)    (507,015)
Proceeds from sale
  of property, plant
  and equipment		3,389,348   3,912,668 	  958,475
Purchase of minority
  interest		       (22,900)   (659,798)	     -
Minority interest
  dividends			    6,278)	10,584)	  (36,093)
Dividend from uncon-
  solidated affiliate	   22,350 	 6,258 		 447
Proceeds from sale
  of unconsolidated
  affiliate				  -			-	   85,000
NET CASH PROVIDED BY
INVESTING ACTIVITIES	2,457,939   2,763,120 	  500,814

CASH FLOWS FROM
FINANCING ACTIVITIES:
Proceeds from
  borrowings		     1,308,134   1,107,114 	  785,437
Repayments of notes
  payable		         (3,815,423) (7,499,346)  (1,506,956)
Issuance of common
  stock				   55,980         375 	   38,110
NET CASH USED IN
FINANCING ACTIVITIES    (2,451,309) (6,391,857)	 (683,409)

NET INCREASE
(DECREASE) IN CASH
AND EQUIVALENTS		  481,132     161,360 	 (672,226)
CASH AND EQUIVALENTS,
BEGINNING OF YEAR		  819,735     658,375 	1,330,601
CASH AND EQUIVALENTS,
END OF YEAR		    $1,300,867  $  819,735  $   658,375

SUPPLEMENTAL DISCLO-
SURES OF CASH FLOW
INFORMATION (NOTE 16)




See notes to consolidated financial statements.


			WILLIAMS INDUSTRIES, INCORPORATED
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
		 YEARS ENDED JULY 31, 1996, 1995 AND 1994


SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

	Basis of Consolidation - The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

	Unconsolidated Affiliates - The equity method is utilized when the Company, through ownership percentage, membership on the Board of Directors or through other means, meets the requirement of significant influence over the operating and financial policies of an investee.

	The Company's investment in S.I.P. Inc. of Delaware is carried on the equity method.  The cost method of accounting is used for Atlas Machine & Iron Works,
Inc. since the Company cannot exert significant influence over its operating and financial policies.

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

	Depreciation and Amortization - Property and equipment is depreciated for financial statement purposes on the straight-line basis and for income tax purposes using both straight-line and accelerated methods. Ordinary maintenance and repairs are expensed as incurred while major renewals and improvements are capitalized. Upon the sale or retirement of property and equipment, the cost and accumulated depreciation are removed from the respective accounts and any gain or loss is recognized.

	Earnings (Losses) Per Share - Earnings (loss) per share are based on the weighted average number of shares outstanding during the year.

	Revenue Recognition - Contract income is recognized for financial statement purposes using the percentage-of-completion method.  This means that the revenue numbers include that percentage of the total contract price that the cost of the work completed to date bears to the estimated final cost of the
contract.   When a loss is anticipated on a contract, the entire amount of the loss is provided for in the current period.  Contract claims are recorded at estimated net realizable value (see Note 4).

	Contract income is determined for income tax purposes using the percentage-
of-completion, capitalized cost (PCCM) method.

	Overhead - Overhead includes variable, non-direct costs such as shop salaries, consumable supplies, and vehicle and equipment costs incurred to support the revenue generating activities of the Company.

	Inventories - Inventory of equipment held for resale is valued at cost, which is less than market value, as determined on a specific identification basis.

	The costs of materials and supplies are accounted for as assets for financial statement purposes.  These costs are written off when incurred for Federal income tax purposes.  The items are taken into account in the accompanying statements as follows:

							  1996	      1995
Equipment held for resale	   $   42,786	   $   72,786
Expendable construction
	equipment and tools at
	average cost, which does
	not exceed market value		 801,039	      879,417
Materials, structural steel,
	metal decking, and steel
	cable at lower of cost or
	estimated market value  		 927,038	    1,113,364
Supplies at lower of cost or
	estimated market value	      398,490		 356,120
						   $2,169,353	   $2,421,687

	Allowance for Doubtful Accounts - Allowances for uncollectible accounts and notes receivable are provided on the basis of specific identification.

	Income Taxes - The Company and certain of its subsidiaries file a
consolidated Federal income tax return.   The provision for income taxes has
been computed under the requirements of SFAS No. 109, "Accounting for Income Taxes". The adoption of SFAS No. 109, effective August 1, 1993, did not have a material impact on the financial statements. Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

	The Company does not provide for income taxes on the undistributed earnings of affiliates since these amounts are intended to be permanently reinvested.
The cumulative amount of undistributed earnings on which the Company has not recognized income taxes is approximately $1,011,000.

	Cash and Cash Equivalents - For purposes of the Statements of Cash Flows, the
Company considers all highly liquid instruments with original maturities of
less than three months to be cash equivalents.   Included in cash and cash
equivalents at July 31, 1996 and 1995 were $400,000 and $100,000, respectively, that are restricted to collateralize certain obligations of the Company.

	Reclassifications - Certain reclassifications of prior years' amounts have been made to conform with the current year's presentation.


1.	BUSINESS CONDITIONS AND DEBT RESTRUCTURING

	The Company had diversified and experienced significant growth during the 1980s, and, as a consequence, its operating results were erratic and it had a substantial increase in its debt. When, beginning about 1990, the industry in which it operated experienced serious economic difficulties, the Company's operations suffered dramatically, and, as a result, it reported operating losses during the fiscal years ended July 31, 1991 to 1994. These factors impacted the Company's cash flow and it was unable to repay its bank debt as discussed in the following paragraphs:

Bank Group Debt

	In November 1991, the Company's credit agreement with its then primary lenders, collectively known as the "Bank Group" expired. Since then, the Company has been working to repay the related debt. The balance of the debt was approximately $21 million at July 31, 1993. In September 1993, the
Company entered into a Debt Restructuring Agreement with the Bank Group.
Since that time, a series of agreements and modifications have been reached between the Company and the lenders and the debt has been substantially reduced, as discussed below, through a combination of asset sales (See Note 2) and debt forgiveness.

	The September 1993 Debt Restructuring Agreement provided for a discounted payoff of Bank Group debt together with the issuance of Company stock in an amount which would depend upon the amount of the discount allowed. The
Company attempted to perform under the Agreement, but was unable to meet the required payment schedule. At July 31, 1994, the remaining balance on Bank
Group debt was approximately $20.5 million plus interest.

	On November 30, 1994, the Company and the Bank Group entered into an Amended and Restated Debt Restructuring Agreement, which modified the schedule of payments and the amount and form of the equity to be issued.  The amended
Agreement provided for satisfaction of Bank Group debt upon payment of $11.5 million after August 1, 1994, with $6.957 million to be forgiven if the
Company paid $8 million by January 31, 1995 (the "Initial Discount").  Upon final satisfaction of Bank Group debt, the Bank Group would receive a $500,000 convertible subordinated debenture which would be convertible into approximately
18% of the outstanding stock of the Company.

	The Company and Bank Group subsequently agreed to a letter agreement dated July 21, 1995, which extended the payment schedule through December 31, 1995, and provided that if the Company paid $7.5 million by July 31, 1995, the Bank Group would forgive $6.6 million, with the balance of the Initial Discount to be allowed upon the payment of $8 million by September 30, 1995. The Company paid $7.5 million by July 31, 1995 and received $6.6 million in debt forgiveness in Fiscal Year 1995, which is reflected in the Consolidated
Statement of Operations for the year ended July 31, 1995 as Gain on Entinguishment of Debt. Due to the substantial payments as well as the debt forgiveness, the balance owed on Bank Group debt at July 31, 1995 had been reduced to approximately $8.3 million plus accrued interest of $484,000.

	The Company also met the $8 million threshold, and it received the balance of the Initial Discount of $348,000 during the first quarter of Fiscal Year 1996.
This amount is included in the Consolidated Statements of Operations for the
year ended July 31, 1996 as Gain on Extinguishment of Debt.  The Company
continued its efforts to pay the balance owed under the Agreement by December
31, 1995, but was unable to meet the deadline.

	The Company and Bank Group negotiated and entered into a Second Modification to Amended and Restated Debt Restructuring Agreement in February, 1996, which provided for an extension of the payment schedule through April 30, 1996, in consideration of increasing of the payoff amount from $11.5 million to $11.65 million.  Through July 31, 1996, the Company had paid approximately $8.3 million.  While the formal agreement expired on April 30, 1996, the Bank Group has taken no action to accelerate the indebtedness nor to declare the Company in default, and the Company continues to pursue the final payoff and resolution of Bank Group debt.  At July 31, 1996, the balance owed on Bank Group debt had been reduced to approximately $7.3 million plus accrued interest of $1.4 million.

	Subsequent to July 31, 1996, the Company has made a proposal to the Bank Group, which is presently under review by the Bank Group. The proposal provides for an extension of the payment schedule in consideration of increasing the payoff amount from $11.65 to $11.825 million, with the final payoff to come from an asset-based loan, an increase in the Company's existing real estate loan discussed below, and the continued liquidation of the assets of the Company's closed operations by March 31, 1997.

	A replacement asset-based lender, who is acceptable to the Bank Group, has been identified, and management is now working to meet all of the terms and conditions required by the replacement lender. If the proposal to the Bank
Group results in an agreement, the Company would receive a substantial portion of the balance of the debt forgiveness upon payment of a portion of the remaining Bank Group debt with the proceeds from the asset-based loan.
Management believes that the proceeds from an increase in the real estate loan and continued liquidation of the assets of closed operations will produce sufficient cash within the proposed March 31, 1997 deadline for final payoff of Bank Group debt.

Real Estate Loan

	On September 14, 1993, the Company and certain of its subsidiaries entered into a real estate loan with NationsBank, N.A. and executed a promissory note for approximately $3.2 million. On January 31, 1994, the Company failed to make a $26,000 monthly payment and subsequent monthly payments. These failures are a default under the terms of that credit facility. No action to accelerate this indebtedness has been taken by the lender, although by its terms the debt was due and payable in full at July 31, 1995. As decribed in
Note 2, during the year ended July 31, 1996, the Company sold a portion of the property securing this loan to the Virginia Department of Transportation and approximately $2.25 million of the proceeds were applied against this debt.
At July 31, 1996, the principle balance owed on this loan had been reduced to approximately $1.5 million, plus accrued interest of approximately $100,000. NationsBank has indicated its willingness to extend the term of this loan and has also indicated that it will consider increasing the amount of the loan in order to facilitate the satisfaction of the Bank Group debt.

Industrial Revenue Bond

	The Company also has debt secured by property in Richmond, Virginia. In September 1987, the Company was granted an Industrial Revenue Bond (IRB) by the City of Richmond not to exceed $2 million for the purpose of acquiring land and facilities located in the City.

	The Company for the past several years has not been in compliance with certain of the covenants contained in the IRB, generally relating to the Company's overall financial condition. As of July 31, 1996, approximately
$1.6 million was still owed on this debt. A portion of the property covered by the IRB is now leased to a non-affiliated third party and the rent is paid directly against the IRB. No action to accelerate the obligation has been taken by the lender. The Company has a contract with a separate non-affliated third party to sell an office building which is part of the complex securing the IRB. The proceeds of this sale will be used to reduce the IRB debt.

Management's Plans

	As discussed above, the Company has a proposal pending with the Bank Group and its real estate lender, is negotiating with an asset-based lender, and is continuing to liquidate the remaining assets of closed operations. The
Company believes it will be able to retire the Bank Group debt with the proceeds of these transactions and receive substantial debt forgiveness in the year ending July 31, 1997.

	Further, during the year ended July 31, 1996, the Company has continued to accrue interest on the total remaining Bank Group debt, which interest amounted to approximately $800,000, and incurred additional costs of approximately
$327,000 in connection with the closing down of the operations of John F.
Beasley Construction Company. Had the Company not incurred these costs and had it incurred interest only on the reduced debt it expects to carry in the future assuming the successful completion of the debt restructing discussed above, the Company would have reported an operating profit for the year ended
July 31, 1996. Assuming continued favorable market conditions in the construction industry, the Company expects to relaize operating profits and to generate sufficient cash flow from those profits in the future to service its anticipateed significantly reduced debt.

	Accordingly, the accompanying financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern.


2.	DISPOSITION OF ASSETS

	In the first quarter of Fiscal Year 1996, the Company sold eight of the ten acres owned by the John F. Beasley Construction Company in Dallas, Texas.
Beasley, which is in Chapter 11 protection in the United States Bankruptcy
Court, Northern District of Texas, Dallas Division, sold approximately six acres, together with certain other assets, to an investment group owned by
Frank E. Williams, Jr., and John M. Bosworth.  Mr. Williams, Jr. is a current director and former officer of the Company and the former President  of the
Beasley Building Division.  Two acres were sold to a neighboring property owner not affliated with the Company. The sales prices were approved by the
Bankruptcy Court. A provision for the loss of $260,000 from the sale of these assets was recorded during the year ended July 31, 1995.

	During the quarter ended January 31, 1996, the Company sold miscellaneous small tools and consumables owned by Williams Enterprises to a non-affiliated buyer for approximately $75,000. The proceeds were used to pay Bank Group debt.

	On February 19, 1996, the Company sold approximately 5.5 acres of its property in Bedford, Virginia to a non-affiliated party for $50,000. After taxes and costs associated with the sale were paid, the net proceeds of approximately $48,000 were paid against Bank Group debt.

	Another $100,000 was paid to the Bank Group from the net proceeds of the February 1996 sale of a Company-owned crane.

	During the second quarter of Fiscal Year 1996, the Company sold certain of its real estate in Prince William County, Virginia, for $2.6 million. The sale resulted in a net gain of approximately $2.2 million, which is included in "Revenue: Other" in the Consolidated Statement of Operations for the Year
Ended July 31, 1996.

	Prior to Fiscal Year 1996, the Company had a number of significant asset sales, including the following:

*	On September 30, 1994, the Company sold its Davidsonville, Maryland facility for $1,053,000. A provision for the loss of approximately $500,000 from the sale of this asset was recorded during the year ended July 31, 1994. The net proceeds were paid to the Bank Group.

*	The assets of Industrial Alloy Fabricators, Inc. were sold during October
1994 for $3.6 million. As of the closing, the 20% of Industrial Alloy Fabricators' common stock that had not been owned by the Company was redeemed for consideration of $660,000, reflecting the pro-rata consideration paid for the assets, discounted for costs associated with the transaction, and negotiated with the minority shareholders. The net proceeds of the transaction, $2,830,000, were paid to the Bank Group after deducting brokerage commission and costs of $110,000. After taking into account the redemption and the costs of the sale, the Company recognized a gain on the sale of approximately $800,000 during the year ended July 31, 1995.

*	In January, 1995, the Company sold its 97% stock ownership in Concrete
Structures Inc. for $975,000, of which $650,000 was paid in cash, which was paid to the Company's Bank Group, and $325,000 in a note. This sale was made to a group headed by Mr. Arthur V. Conover, III, a former officer, director and employee of the Company. Mr. James W. Liddell, also a former officer, director and employee, is an investor in the group. The Company recognized a gain of approximately $253,000 on the sale.

*	During 1995, the Company and its subsidiary, Williams Marine Construction
Corp., entered into an agreement with First Tennessee Equipment Finance Corporation, the holder of the mortgage on Williams Marine's floating crane, the Atlantic Giant, whereby the security documents were modified to provide for the prompt sale of the asset, without further recourse against Williams Marine or the Company, for payment of the note secured by the asset. In exchange for a release from any further liability under the security documents, the Company issued an interest bearing convertible subordinated debenture in the amount of $100,000, which is due August 1, 1998. The debenture is convertible into common shares of the Company at the ratio of $1.43 per common share, including principle and interest outstanding at the time of conversion.
As a Consequence of the settlement agreement, Williams Marine realized a gain in the amount of approximately $1,606,000, which was included as a gain on extinguishment of debt in discontinued operations for the year ended July 31, 1995.

*	On June 1, 1995, John F. Beasley Construction Company and its subsidiary,
Beasley Construction Company, filed for Chapter 11 protection in the United States Bankruptcy Court, Northern District of Texas, Dallas Division.

	On July 18, 1995, the Bankruptcy Court approved the sale of the assets of the
Bridge Division of Beasley to Traylor Brothers, Inc. for $2,001,000.  The
final sales price was determined through sealed bids received in open court.
The assets sold consisted of the Beasley real estate located in Ballard County,
Kentucky, and the Beasley equipment and other personal property used in the repair and construction of bridge superstructures.  After expenses and certain
"hold-backs" or escrowed funds, net proceeds of $1,554,000 were used to pay the
Company's Bank Group debt.  The Company realized a loss of approximately
$974,000 on the sale of the Bridge Division assets.

*	The majority of the assets of three other Company-owned subsidiaries were sold during the year ended July 31, 1994, and proceeds used to pay Bank Group debt.


3.	ACCOUNTS AND NOTES RECEIVABLE

	Accounts and notes receivable consist of the following at July 31:

						1996			1995
Accounts Receivable:
    Contracts:
	Open accounts			$8,645,575	$7,623,950
	Retainage				   689,144	 1,159,510
	Trade				 1,396,207	 1,231,923
	Contract claims		   886,647	   154,362
	Employees				    66,176	    63,025
	Other				   155,026	   351,972
	Allowance for
	  doubtful accounts		  (953,921)	(1,633,566)
Total accounts receivable	$10,884,854	$8,951,176

Notes receivable			    225,000	   225,000
	Total accounts and
	notes receivable	     $11,109,854	$9,176,176

	Included in the above amounts at July 31, 1996  was approximately $1,090,000 that was not expected to be received within one year.


4.	CONTRACT CLAIMS

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

	Certain shareholders owning 16.5% of the outstanding stock of the Company own
67.49% of the outstanding stock of Williams Enterprises of Georgia, Inc.
Intercompany billings to and from this entity and other affiliates were not significant.

	The subsidiaries of the Company paid health insurance premiums into an independent trust whose trustees are officers of the parent and/or subsidiary companies. At July 31, 1996, the Company had net accounts and notes payable of $112,695 to the trust.

	As discussed in Note 2, the Company has sold certain assets to individuals who are former employees, directors, and officers of the Company.


6.	CONTRACTS IN PROCESS

	Comparative information with respect to contracts in process consists of the following at July 31:
						1996			1995
Expenditures on uncompleted
	contracts				$ 9,843,412	$ 9,759,914
Estimated earnings thereon	  3,639,762	  2,835,791
					      13,483,174	 12,595,705
Less: Billings
	applicable thereto	     (15,094,163)	(12,698,831)
					     $(1,610,989)	$  (103,126)
Included in the accompanying
	balance sheet under
	the following captions:
Costs and estimated earnings
	in excess of billings
	on uncompleted contracts	$   620,199	$   845,303
Billings in excess of costs
	and estimated earnings
	on uncompleted contracts	 (2,231,188)	   (948,429)
						$(1,610,989)	$  (103,126)

Billings are based on specific contract terms that are negotiated on an individual contract basis and may provide for billings on a unit price, percentage of completion or milestone basis.


7.	DISCONTINUED OPERATIONS

	During the year ended July 31, 1993, the Company decided to cease doing business in several business lines: fabrication of architectural, ornamental and miscellaneous metal products, production of precast and prestressed concrete products, and the construction of marine facilities.

8.	PROPERTY AND EQUIPMENT

	Property and equipment consists of the
following at July 31:
				  1996				1995
					 Accumulated 		    Accumulated
			  Cost	Depreciation    Cost   Depreciation
Land and
  buildings   $ 6,481,875 $1,934,541 $ 7,384,122 $ 1,884,803
Automotive
  equipment	 1,421,168  1,061,706   1,374,096	 1,175,561
Cranes and
  heavy
  equipment	 8,033,555  4,668,602   6,856,841	 5,349,977
Tools and
  equipment	   716,701    625,015	 807,370	   769,387
Office furni-
  ture and
  fixtures	   561,580    477,737	  38,335	   524,961
Leased proper-
  ty under
  capital
  leases	 	   740,000    124,500	 740,000	    50,500
Leasehold
  improve-
  ments	    	   860,217    470,669	 989,316	   547,322
		    $18,815,096 $9,362,770 $18,790,080 $10,302,511

9.	NOTES AND LOANS PAYABLE

	Notes and loans payable consist of the following at July 31:
							   1996		1995
Collateralized:

Loans payable to Bank Group;
  collateralized by receivables,
  inventory, equipment,
  investments, and real estate;
  interest at prime plus 2%;
  currently payable			    $ 7,247,386  $ 8,240,899

Installment obligations;
  collateralized by real estate;
  interest at prime plus 1.5%,
  currently payable			      1,530,852    3,166,072

Obligations under capital leases;
  collateralized by leased
  property; interest at prime
  plus 1% to 15% payable in
  varying monthly or
  quarterly installments;	 	   546,781	 671,522

Installment obligations;
  collateralized by machinery
  and equipment; interest at
  prime plus 1% to 18.5%;
  payable in varying monthly
  or quarterly installments
  of principal and interest
  through 2006.				 2,590,656	 428,242

Industrial Revenue Bond;
  collateralized by a letter
  of credit which in turn is
  collateralized by real estate;
  principal payable in varying
  monthly installments through
  2008.						 1,562,600    1,596,057

Demand notes; collateralized by
  certificates of deposit;
  interest at 6.5%.			        300,000	    -

Unsecured:

Lines of credit, interest
  at prime to prime plus
  1% to 10%.				        767,220	 794,544

Installment obligations with
  interest at prime plus 1% to
  17%; due in varying monthly
  installments of principal
  and interest through 1998.		   496,826    1,369,584

Convertible subordinated
debenture;
  interest at 10% to prime
  plus 1.5%; principal
  payable in 1998;
  convertible to common stock
  of the Company at the ratio
  of $1.43 per common share.	        100,000	 100,000

						    $15,142,321  $16,366,920

	Contractual maturities of the above obligations at July 31, 1996 are as follows:
Year Ending July 31	     Amount
1997			  	  $9,360,896
1998			  	  	857,550
1999			  	  	530,541
2000			 	   	553,997
2001			 	   	372,788
2002 and after	 	   3,466,549

	See Note 1 for additional information concerning the loans payable to the Bank Group, installment obligations collateralized by real estate and the Industrial Revenue Bond.

	The carrying amounts reported above for notes and loans payable, other than the loans payable to the Bank Group and installment obligations collateralized by real estate, approximate their fair value based upon interest rates for debt currently available with similar terms and remaining maturities.  Because of the ongoing Bank Group negotiations regarding debt repayment and forgiveness, and real estate refinancing, it is not practical to determine a fair value for these financial instruments at July 31, 1996.


10. INCOME TAXES

	The provision for income taxes represents primarily a current state income tax provision related to states where the Company cannot file a consolidated return.

	At July 31, 1996, the Company has net operating loss carryforwards of approximately $15 million to reduce future federal tax liabilities through 2011. In addition, there is a capital loss carryforward of $2.7 million.

	The differences between the tax provision calculated at the statutory federal income tax rate and the actual tax provision for each year are shown in the table directly below.

					1996		  1995		1994
Tax at statutory
	federal rate	   733,000   $(1,549,000) $(1,707,000)
State income taxes	   129,000 	 (273,000)    (303,000)
Change in valuation
	reserve		  (799,500)	1,872,000    2,044,300
Actual income tax
	provision		    62,500    $   50,000   $   34,300

	The primary components of temporary differences which give rise to the Company's net deferred tax asset are shown in the following table.

As of July 31, 1996
Deferred tax assets:
	Reserves and other contingencies	$1,259,448
	Purchase accounting adjustment	   162,112
  	Net operating loss & capital loss
  		carryforwards				 7,061,028
  	Valuation reserve				(8,002,776)
Total deferred tax assets			   479,812
Deferred tax liability:
	Inventories					  (479,812)
Net deferred tax asset				$________0


11. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

	Investments in unconsolidated affiliates consist of the following at July 31:
							   1996		    1995
Investment valued using the
	Equity Method:
	S.I.P., Inc. of Delaware
	(formerly Bridge and Paving
	Services, Inc.) (42.5%
	owned)					$  975,629	$  914,629
Investment valued using the
	Cost Method:
	Atlas Machine and Iron
	Works, Inc. (36.6% owned)	 1,010,671      1,010,671
							$1,986,300	$1,925,300


12. COMMON STOCK OPTIONS

	On October 20, 1990, the Company granted 33,000 Incentive Stock Options to key employees at $5.75 per share. None of these options were exercised within the five year limitation of the grant and all have now expired. The Company currently has no outstanding stock options granted to employees.


13. INDUSTRY INFORMATION

	Information about the Company's operations in different industries for the years ended July 31, is as follows:
				   1996		  1995		 1994
Revenue:
  Construction	    $18,121,379   $20,837,043   $29,353,269
  Manufacturing	10,287,072    10,615,342	   17,495,075
  Other		      3,473,475	1,841,335	      849,616
				31,881,926    33,293,720	   47,697,960
Inter-company
revenue:
  Construction      (1,989,845)   (1,164,584)   (1,438,248)
  Manufacturing       (224,705)	 (278,594)	(573,714)
  Consolidated
	revenue  	    $29,667,376   $31,850,542   $45,685,998

Operating profits
(losses):
  Construction		$1,682,454   $(2,589,691)  $(1,178,667)
  Manufacturing	   120,788	1,029,452 	(396,365)
  Consolidated
    operating
    profit (loss)	 1,803,242    (1,560,239)   (1,575,032)
General corporate
   income
   (expenses)		 1,863,457 	 (753,281)   (1,746,854)
Interest expense	(1,510,985)   (2,301,661)   (1,697,733)
Corporate profit
  (loss) before
   income taxes	$2,155,714   $(4,615,181)  $(5,019,619)

Identifiable
  assets:
  Construction	    $14,303,853   $11,845,023	  $21,109,338
  Manufacturing	 6,342,351	5,617,867	    9,469,644
  General
	corporate		 7,365,548	7,131,216	    7,861,831

Total identifiable
  assets	         $28,011,752   $24,594,106	  $38,440,813

Capital additions:
  Construction		$2,880,325    $1,192,022	   $  387,238
  Manufacturing	   113,651	   25,499	       91,675
  General
	corporate		    21,295	    7,903	       28,102
  Total capital
  additions	     $3,015,271    $1,225,424	     $507,015

Depreciation:
  Construction	       $660,250	 $872,236	     $903,933
  Manufacturing	   137,922	  166,833	      297,604
  General corporate	   186,490	  213,488	      223,963
   Total
	depreciation	  $984,662    $1,252,557	   $1,425,500

	The Company and its subsidiaries operate principally in two segments within the construction industry; construction and manufacturing.  Operations in the construction segment involve structural steel erection, installation of steel and other metal products, installation of precast and prestressed concrete products, and the leasing and sale of heavy construction equipment.
Operations in the manufacturing segment involve fabrication of steel plate girders and light structural metal products.

	Operating profit is total revenue less operating expenses. In computing operating profit (loss), the following items have not been added or deducted: general corporate expenses, interest expense, income taxes, equity in the earnings (loss) of unconsolidated investees, minority interests and discontinued operations.

	Identifiable assets by industry are those assets that are used in the Company's operations in each industry.  General corporate assets include investments, some real estate, and sundry other assets not allocated to segments.

	While the Company bids and contracts directly with the owners of structures to be built, the majority of revenue has historically been derived from projects on which it is a subcontractor of a material supplier or other contractor.  Where the Company acts as a subcontractor, it is invited to bid by the firm seeking construction services; therefore, continuing favorable business relations with those firms that frequently bid on and obtain contracts requiring such services are important to the Company.  Over a period of years, the Company has established such relationships with a number of companies.
Revenues derived from any particular customer fluctuate significantly, and during a given fiscal year, one or more customers may account for 10% or more of the Company's consolidated revenues through individual, competitively bid contracts.  During the years ended July 31, 1996, 1995, and 1994, no single contract accounted for more than 10% of consolidated revenue, and the Company is not dependent upon any particular customer.


14. COMMITMENTS AND CONTINGENCIES

Industrial Revenue Bond

	In conjunction with the Industrial Revenue Bond agreement entered into by the
Company during 1988, the Company is liable to the bond trustee for a letter of credit of approximately $2.1 million.  The letter of credit may be drawn upon to pay principal to a maximum of $2,000,000 with interest to a maximum of
$110,959 if the Company defaults.  The letter of credit expires on March 15,
1998, or 135 days after the bonds are paid in full.

Pribyla

	The Company is a party to a claim for excess medical expenses incurred by Mr.
Eugene F. Pribyla, a former officer and shareholder of a subsidiary pursuant to a stock purchase agreement.  On February 10, 1994, judgment was awarded by the District Court of Dallas, Texas, 134th Judicial District, in favor of Mr.
and Mrs. Pribyla against the Company and its wholly-owned subsidiary, John F.
Beasley Construction Company, in the principal amount of $2.5 million, plus attorneys' fees of $135,000, for breach of contract.  The Prbylas asserted at trial that the stock purchase agreement, wherein Mr. Pribyla stock his stock in the Bealsey company to the Company, provided a guarantee of a set level of health insurance benefits, and that the plaintiffs were damaged when Beasley changed health insurance companies.

	The Company filed an appeal in the Texas Court of Civil Appeals, which resulted in overturning the judgment against Beasley, but affirming the judgment against the Company. The Company filed an Application for Writ of Error to the Texas Supreme Court. During the fourth quarter of Fiscal Year 1996, the Texas Supreme Court granted the Writ of Error and scheduled oral argument. This decision does not affect the judgment creditor's right to take action to collect their judgment pending a decision by the Supreme Court, nor does it necessarily indicate that the result will be favorable.

	Commencing July 1, 1995 and continuing through the date of this filing, the
Company has made weekly forbearance payments to the judgment creditor under a forbearance agreement.  At present, settlement discussions are continuing, and the agreement and a subsequent extension have expired, although payments are continuing to be made and accepted on a "week to week" basis.  Management continues to believe that the original decision was in error and that the ultimate outcome of the case will not have a material adverse impact on the
Company's financial statement or results of operations.

	On September 15, 1996, Mr. Pribyla died. Management, on the advice of counsel, believes that Mr. Pribyla's death will have no adverse impact on the continuing litigation.

FDIC

	The Company was party to a guaranty under which the FDIC claimed that the Company was responsible for 50% of the alleged deficiencies on the part of Atchison & Keller, Inc., the borrower. Suit was filed against the Company for $350,000, but the FDIC accepted the Company's proposal to settle the matter.
In the settlement, the Company was to issue a $100,000 convertible debenture under which the FDIC would receive 110,000 shares of unregistered stock. This settlement had not yet been formalized when a managment change occurred at the FDIC. The Company has requested that the FDIC seek approval of a modification which would allow the Company to redeem the unregistered shares for a number of registered shares which wuold depend on their value at the time of issuance.

AIG

	On March 25, 1994, the Company was sued by National Union Fire Insurance Company of Pittsburgh, PA and American Home Assurance Company (members of the AIG group of insurance companies), claiming the Company owed an aggregate total of approximately $3.5 million for workers compensation premiums. The Company answered the suits and demanded trail by jury, but the suits were withdrawn without prejudice. The litigation was settled by the Company's paying $100,000 and signing a $1.0 million confessed judgment payable over three years. The Company defaulted after making three payments and National Union then obtained a judgment for approximately $950,000 plus interest from May 11, 1995. During Fiscal Year 1996, a second settlement was reached. All obligations of this settlement were satisfied during the fourth quarter. The settlement resulted in a gain of $460,000 which was recorded during the fourth quarter of Fiscal Year 1996. The gain is included in the Company's
Consolidated Financial Statements for the Year Ended July 31, 1996 as a Gain on Extinguishment of Debt.

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

Leases

	The Company leases certain property, plant, and equipment under operating lease arrangements that expire at various dates through 2008. Rent expense approximated $90,300, $75,900 and $75,900 for the years ended July 31, 1996, 1995, and 1994, respectively. Minimum future rental commitments are as follows:

Year ending July 31,		  Amount
1997						$  278,000
1998						   281,000
1999						   237,000
2000						   205,000
2001						   205,000
thereafter				 1,419,000
						$2,625,000

15. FOURTH QUARTER RESULTS - FISCAL YEAR 1996

	During the fourth quarter of Fiscal Year 1996, the Company had a pre-tax profit of approximately $1.0 million. Of this amount, approximately $460,000 was attributable to a Gain on Extinguishment of Debt (Note 14) and $358,000 attributable to a year-end adjustment which reduced insurance expense.

16. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	During the year ended July 31, 1996, the Company entered into four financing agreements to acquire assets with a cost of $2,090,690.

	During the year ended July 31, 1995, the Company issued a note payable for $1.0 million to settle an accrued expense amount owed. In addition, the Company entered into two capital lease transactions to acquire assets with an aggregate cost of $740,000.

				1996			1995			1994
Cash paid during
	the year for:
	Income taxes	$   16,500  	$   19,500	$   38,353
	Interest		$1,062,171	$2,080,069	$2,119,713