Form 10-K/A
period 1996-07-31
WILLIAMS INDUSTRIES INC
filed 1996-10-23
CIK 107294

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10 K/A

(Mark One)
(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)FOR THE FISCAL YEAR ENDED JULY 31, 1995

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
FOR THE TRANSITION PERIOD FROM                   TO

COMMISSION FILE NO. 0-8190

WILLIAMS INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

VIRGINIA                        54-0899518
(State or jurisdiction of       (I.R.S. Employer
incorporation or organization)   Identification No.)

2849 MEADOW VIEW ROADFALLS CHURCH, VIRGINIA  22042
(Address of principal executive offices) (Zip Code)
REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (703) 560-5196

SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:
COMMON STOCK, $.10 PAR VALUE(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES (X)    NO (  )

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.YES (x)

Aggregate market value of voting stock held by non-affiliated of the Registrant, based on last sale price as reported on October 4, 1996. $12,236,081

Shares outstanding at October 4, 1996.  2,576,017

The following document is incorporated herein be reference thereto in response to the information required by Part III of this report (information about officers and directors):
Proxy Statement Relating to Annual Meeting to be held November 16, 1996.

This amendment to the Form 10-K is being sent to include the Financial Data Schedule for the Year Ended July 31, 1996.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause dthis report to be signed on its behalf by the undersigned duly authorized.

                                WILLIAMS INDUSTRIES, INCORPORATED

October 22, 1996                /s/  Marianne V. Pastor

                                     Marianne V. Pastor
                                     Corporate Secretary