Form 10-Q
period 1996-10-31
WILLIAMS INDUSTRIES INC
filed 1996-12-09
CIK 107294

SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C.  20549
                                        FORM 10-Q

                     Quarterly Report Under Section 13 or 15 (d) of
                           the Securities Exchange Act of 1934

FOR QUARTER ENDED                                           October 31, 1996
Commission File No.                                              0-8190

                               WILLIAMS INDUSTRIES, INC.
                 (Exact name of registrant as specified in its charter)

VIRGINIA                                                      54-0899518
(State or other jurisdiction of incorporation  (I.R.S. Employer Identification
 or organization)                                Number)

2849 MEADOW VIEW ROAD, FALLS CHURCH, VIRGINIA                     22042
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

                                YES  X          NO

                                       2,576,017
Number of Shares of Common Stock Outstanding at October 31, 1996

                         WILLIAMS INDUSTRIES, INCORPORATED
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                           October 31,              July 31,
                                             1996                     1996
ASSETS
Cash and cash equivalents             $    1,312,088           $    1,300,867
Accounts and notes receivable             10,975,204               11,109,854
Inventories                                2,252,898                2,169,353
Costs and estimated earnings in excess
 of billing on uncompleted contracts         391,030                  620,199
Investments in unconsolidated affiliates   1,964,125                1,986,300
Property and equipment, not of
 accumulated depreciation and amortization 9,393,288                6,452,326
Prepaid expenses and other assets          1,222,047                1,372,853
TOTAL ASSETS                           $  27,510,680           $   28,011,752
LIABILITIES
Notes payable                        $    14,793,450           $   15,142,321
Accounts payable                           5,365,537                6,561,815
Accrued compensation, payroll taxes
 and amounts withheld from employee          811,643                  853,925
Billings in excess of costs and estimated
 earing  on uncompleted contracts          2,420,747                2,231,188
Other accrued expenses                     5,949,329                5,219,248
Income taxes payable                          79,576                   96,000
TOTAL LIABILITIES
Minority Interests                           146,265                  131,371
STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Common Stock - $0.10 par value,
 10,000,000 shares   authorized:
 2,576,017 shares issued and outstanding     257,602                257,602
Additional paid-in capital                13,147,433             13,147,433
Retained (deficit)                       (15,460,902)           (15,629,149)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY
 IN ASSETS)                               (2,055,867)            (2,224,114)
TOTAL LIABILITIES AND STOCKHOLDER'       $27,510,680          $  28,011,752
  EQUITY (DEFICIENCY IN ASSETS)

                         WILLIAMS INDUSTRIES, INCORPORATED
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                                                  Three Months Ended
                                                      October 31,
                                               1996               1995
REVENUE:
Construction                               $  5,374,504       $  3,766,524
Manufacturing                                 2,371,088          2,154,911
Other                                           659,558            188,643
Total revenue                                 8,405,150          6,110,078
DIRECT COSTS
Construction                                  3,396,151          2,289,943
Manufacturing                                 1,659,340          1,517,574
Total direct costs                            5,055,491          3,807,517
GROSS PROFIT                                  3,349,659          2,302,561
EXPENSES:
Overhead                                        780,381            605,203
General and administrative                    1,743,648          1,292,955
Depreciation                                    253,668            216,261
Interest                                        362,971            382,560
Total expenses                                3,140,668          2,496,979
PROFIT (LOSS) BEFORE INCOME TAXES, EQUITY
 EARNINGS AND MINORITY INTERESTS               208,991           (194,418)
INCOME TAXES                                     37,200             23,000
PROFIT (LOSS) BEFORE EQUITY EARNINGS AND
MINORITY INTERESTS                              171,791           (217,418)
Equity in earnings of unconsolidated affiliates  11,350             43,710
Minority interest in consolidated subsidiaries  (14,894)               770
PROFIT (LOSS) BEFORE EXTRAORDINARY ITEM         168,247           (172,938)
EXTRAORDINARY ITEM
Gain on extinguishment of debt                    -                348,000
NET PROFIT                                  $   168,247         $  175,062
PROFIT (LOSS) PER COMMON SHARE:
Continuing operations                              0.07              (0.07)
Extraordinary item
Gain on extinguishment of debt                     -               348,000
NET PROFIT                                 $    168,247         $  175,062
PROFIT (LOSS) PER COMMON SHARE:
Continuing operations                      $      0.07          $    (0.07)
Extraordinary item                                 -                  0.14
PROFIT PER COMMON SHARE                    $      0.07          $     0.07

                            WILLIAMS INDUSTRIES, INCORPORATED
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                    (Unaudited)
                                                   Three Months Ended
                                                       October 31,
                                                1996               1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit                                 $  168,247        $  175,062
Adjustments to reconcile net profit to net
 cash provided by operating activities:
Depreciation and amortization                 253,668           216,261
Gain on extinguishment of debt                  -              (348,000)
Loss on disposal of property, plant and
 equipment                                      8,750           165,398
Minority interests in earnings (losses)        14,894              (770)
Equity in earnings of unconsolidated
 affiliates                                   (11,350)          (43,710)
Changes in assets and liabilities:
Decrease (increase) in accounts and
 notes receivable                             134,650           (56,430)
(Increase) decrease in inventories            (83,545)          162,428
Decrease in costs and estimated earnings
 related to billings on uncompleted
 contracts (net)                              418,728           311,832
Decrease in prepaid expenses and other
 assets                                       150,806            51,384
Decrease in accounts payable               (1,196,278)         (320,932)
Decrease in accrued compensation, payroll
 taxes, and accounts withheld from employees  (42,280)          (10,786)
Increase in other accrued expenses            730,081           240,111
(Decrease) increase in income taxes payable   (16,424)           21,582

NET CASH PROVIDED BY OPERATING ACTIVITY       529,947           563,430
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and
 equipment                                   (221,380)         (367,539)
Proceeds from sale of property, plant
 and equipment                                 18,000           436,670
Minority interest in dividends                  -                (6,278)
Dividend from unconsolidated affiliate         33,525             5,588
NET CASH (USED) IN PROVIDED BY
 INVESTING ACTIVITIES                        (169,855)           68,441

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                      255,059           504,351
Repayments of notes payable                  (603,930)         (767,928)
Issuance of common stock                         -                  200


NET CASH USED IN FINANCING ACTIVITIES        (348,871)         (263,377)

NET INCREASE IN CASH AND EQUIVALENTS           11,221           368,494
CASH AND EQUIVALENTS, BEGINNING OF PERIOD   1,300,867           819,735
CASH AND EQUIVALENTS, END OF PERIOD         1,312,088         1,188,229

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
Cash paid during the period for:
 Income Taxes                               $  53,624        $    1,418
 Interest                                   $ 117,094        $   60,272

                       WILLIAMS INDUSTRIES, INCORPORATED
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               October 31, 1996

SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

  The accompanying condensed consolidated financial statements have been prepared in accordance with rules established by the Securities and Exchange Commission. All financial disclosures required to present the financial position and results of operations in accordance with generally accepted accounting principles are not included herein. The reader is referred to the financial statements included in the annual report to shareholders for the year ended July 31, 1996. The interim financial information included herein is unaudited. However, such information reflects all adjustments, consisting solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position as of October 31, 1996 and the results of operations for the three months ended October 31, 1996 and 1995, and cash flows for the three months ended October 31, 1996 and 1995.

  Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ form those estimates.

  Basis of Consolidation - The condensed consolidated financial statements include the accounts of the Company and all of its active, majority-owned, subsidiaries, which are as follows:

           SUBSIDIARY                       PERCENT
                                             OWNED
John F. Beasley Construction Company         100
Greenway Corporation                         100
Williams Bridge Company                      100
Williams Enterprises, Inc.                   100
Williams Equipment Corporation               100
Williams Steel Erection Company, Inc.        100
Williams Industries Insurance Trust          100
 Capital Benefit Administrators, Inc.         90
 Construction Insurance Agency, Inc.          64
 Insurance Risk Management                   100
Piedmont Metal Products, Inc.                 80

  All material intercompany balances and transactions have been eliminated in consolidation.

1.  NOTES PAYABLE
A.  Bank Group Debt

  The Company, working in cooperation with its primary lenders, collectively known as the "Bank Group", continues it efforts toward completing the repayment of the Bank Group debt.

  In 1991, the Company defaulted on a loan and security agreement with its then primary lenders (referred to as the "Bank Group" throughout this document). At July 31, 1993, the balance owed on Bank Group Notes was approximately $21 million. After a series of transactions involving the four original primary lenders, the Bank Group now consisted of NationsBank, N.A. and the Federal Deposit Insurance Corporation, which own 82% and 18%, respectively, of the outstanding Bank Group notes.

  On September 14, 1993, the Company entered into a Debt Restructuring Agreement providing for a discounted payoff of Bank Group notes together with the issuance of Company stock in an amount which would depend upon the amount of the discount allowed. The Company commenced to perform under the Debt Restructuring Agreement, and during Fiscal Year 1994 the Company paid approximately $2 million the Bank Group, But was unable to meet the payment schedule. At July 31, 1994, the balance owed on Bank Group notes was approximately $20.5 million plus interest.

  On November 30, 1994, the Company and the Bank Group entered into an Amended and Restated Debt Restructuring Agreement, which modified the schedule of payments and the amount and form of the equity to be issued. The Amended and Restated Debt Restructuring Agreement provided for satisfaction of Bank Group notes upon payment of $11.5 million after August 1, 1994, with $6.957 million to be forgiven if the Company paid $8 million by January 31, 1995 (The "Initial Discount"). Upon final satisfaction of Bank Group debt, the Bank Group would receive a $500,000 convertible subordinated debenture which would be convertible into approximately 18% of the outstanding stock of the Company.

  The Company and Bank Group subsequently agreed to a letter agreement dated July 21, 1995, which extended the payment schedule through December 31, 1995, and provided that if the company paid $7.5 million by July 31, 1995, the Bank Group would forgive $6.6 million, with the balance of the Initial Discount to be allowed upon the payment of $8 million by September 30, 1995. The Company paid $7.5 million by July 31, 1995 and received $6.6 million in debt forgiveness in Fiscal Year 1995, which was reflected on the Fiscal Year 1995 Consolidated Financial Statements as Gain on Extinguishment of Debt. Due to the substantial payments as well as the debt forgiveness, the balance owed on Bank Group notes at July 31, 1995 had been reduced to approximately $8.3 million plus accrued interest of $484,000.

  The Company also met the $8 million threshold, and it received the balance of the Initial Discount of $348,000 during the first quarter of Fiscal Year 1996, which is reflected in the accompanying Condensed Consolidated
Statement of Operations for the three months ended October 31, 1995 as Gain on Extinguishment of Debt. The Company continued its efforts to pay the balance owed under the Agreement by December 31, 1995, but was unable to meet the deadline.

  The Company and Bank Group negotiated and entered into a Second Modification to Amended and restated Debt Restructuring Agreement in February, 1996, which provided for an extension of the payment schedule through April 30, 1996, in consideration of increasing the payoff amount from $11.5 million to $11.65 million. Through July 31, 1996, the Company had paid approximately $8.3 million. while the formal agreement has expired, the Bank Group has taken no action to accelerate the indebtedness nor to declare the Company in default, and the Company continues diligently to pursue the final payoff and resolution of Bank Group debt. At July 31, 1996, the balance owed on Bank Group notes had been reduced to approximately $7.3 million plus accrued interest of $1.4 million.

  Subsequent to July 31, 1996, the Company made a proposal to the Bank Group, which is presently under review. The proposal provides for an extension of the payment schedule in consideration of increasing the payoff amount from $11.65 to $11.825 million, with the final payoff due March 31, 1997 to come from an asset based loan, an increase in the Company's existing real estate loan discussed below, and the continued liquidation of the assets of closed operations by March 31, 1997.

  A replacement asset-based lender, who is acceptable to the Bank Group, has been identified and the majority of the terms and conditions required by the replacement lender have been met.

  If the proposal to the Bank Group results in agreement, the Company's core companies would be free and clear of Bank Group debt and the Company would receive a substantial portion of the balance of the debt forgiveness upon closing of the asset based loan. Management believes that the continued liquidation of the John F. Beasley Construction Co., Williams Enterprises, Inc., and Arthur Phillips & Co., Inc. assets will produce sufficient cash within the proposed time for final payoff of Bank Group debt.

B.  Real Estate Loan

  The Company currently owes NationsBank of Virginia, N.A., approximately $1.6 million on a real estate loan secured by the Company's real estate in Prince William County, Virginia and Fairfax County, Virginia. The Company and the lender are now working to negotiate a new real estate loan.

C.  Industrial Revenue Bond

  In September 1987, the Company was granted an Industrial Revenue Bond (IRB) by the City of Richmond not to exceed $2,000,000 for the purpose of acquiring land and facilities located in the City.

  The Company currently is not in compliance with all the covenants contained in the IRB, generally relating to the Company's overall financial condition. As of October 31, 1996, approximately $1.5 million was still owed on the debt. A portion of the property covered by the IRB is now leased to a non-affiliated third party, and the rent is paid directly against the IRB. No action to accelerate the obligation has been taken by the lender.

2.  ACCOUNTS AND NOTES RECEIVABLE

      Accounts and notes receivable consist of the following:
                                        October 31,            July 31,
                                          1996                  1996
ACCOUNTS RECEIVABLE:
Contracts:
  Open accounts                        $  8,143,947         $  8,645,575
  Retainage                                 807,977              689,144
Trade                                     1,423,305            1,396,207
Contract claims                             886,647              886,647
Other                                       415,111              221,202
Allowance for doubtful accounts            (924,345)            (953,921)
Total accounts receivable                10,752,622           10,884,854

NOTES RECEIVABLE                            222,582              225,000
TOTAL ACCOUNTS AND NOTES RECEIVABLE     $10,975,204          $11,109,854

  Included in the above amount at October 31, 1996 is approximately $925,000 that is not expected to be received within one year.

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

  The costs of materials and supplies are accounted for as assets for financial statement purposes. These costs are written off when incurred for Federal income tax purposes. The items are taken into account in the accompanying statements as follows:

                                         October 31,          July 31,
                                           1996                1996
Equipment held for resale                $  42,786            $   42,786
Expendable construction equipment
 and tools, at average cost which
 does not exceed market value              801,039               801,039
Materials, structural steel, metal
 decking, and steel cable at
 lower of cost or estimated
 market value                            1,010,583               927,038
Supplies at lower of cost or
 estimated market value                    398,490               398,490
                                        $2,252,898            $2,169,353

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

5.  RELATED-PARTY TRANSACTIONS

  Certain shareholders owning 18.3% of the outstanding stock of the Company own 7.49% of the outstanding stock of Williams Enterprises of Georgia, Inc. Intercompany billings to and from this entity and other affiliates were not significant.

  Certain shareholders owning 13.8% of the outstanding stock of the Company own 100% of the stock of Williams and Beasley Company. Intercompany billings to and from this entity and other affiliates during the period ended October 31, 1996 were $175,000.

6.  COMMITMENTS/CONTINGENCIES

Pribyla

  The Company is a party to a claim for excess medical expenses incurred by a former officer and shareholder of a subsidiary pursuant to a stock purchase agreement. On February 10, 1994, judgment was awarded by the District Court of Dallas, Texas, 134th Judicial District, in favor of Eugene F. Pribyla and Karen
J. Pribyla against the Company and its wholly-owned subsidiary, John F. Beasley Construction Company, in the principal amount of $2,500,000, plus attorneys fees of $135,000, for breach of contract. Mr. Pribyla asserted at trial that the stock purchase agreement, wherein he sold his stock in the Beasley company to the Company, provided a guarantee of a set level of health insurance benefits, and that the plaintiffs were damaged when Beasley changed health insurance companies.

  The Company filed a timely appeal in the Texas Court of Civil Appeals, which resulted in overturning the judgment against Beasley, but affirming the judgment against the Company. The Company filed a timely Application for Writ of Error and scheduled oral argument. This decision does not affect the judgment creditor's right to take action to collect their judgment pending a decision by the Supreme Court, nor does it necessarily indicate that the result would be favorable.

  Commencing July 1, 1995 and continuing through the date of this filing, the Company has made weekly forbearance payment to the judgment creditor under a forbearance agreement.

  On September 15, 1996, Mr. Eugene Pribyla died. The Company has reached an agreement with the judgment holder to settle the dispute, provided a number of conditions are met. If the conditions are not met, the Company may either seek an extension of the forbearance agreement or proceed with the aforementioned appeal.

FDIC

  The Company was party to a guaranty under which the FDIC claimed that the Company was responsible for 50% of the alleged deficiencies on the part of Atchison & Keller, Inc., the borrower. Suit was filed against the Company for $350,000, but the FDIC accepted the company's proposal to settle the matter. In the settlement, the Company was to issue a $100,000 convertible debenture under which the FDIC would receive 110,000 shares of unregistered stock.
This settlement had not yet been formalized when a management change occurred at the FDIC. The Company has requested that the FDIC seek approval of a modification which would allow the Company to redeem the unregistered shares for a number of registered shares which would depend on their value at the time of issuance.

Precision Components Corp.

  Precision Components Corp. ("PCC"), the buyer of Industrial Alloy Fabricators' ("IAF") assets, contributed $300,000 to the settlement of a liability claim against IAF. the Company was advised by counsel that the voluntary assumption of this liability, which was not to be assumed by the buyer pursuant to the agreement of the sale, renders this payment not subject to reimbursement. PCC has made demand upon the Company for reimbursement, which demand the Company rejects. Subsequently, the Company has been served with a suit by Industrial Alloy fabricators, Inc. and Precision Components Corp. against Williams Industries, Inc. and IAF Transfer Corporation, filed in the Circuit Court for the City of Richmond. The Company has retained counsel to respond to the suit and filed a counterclaim seeking reimbursement of damages caused by the plaintiffs. The Company intends to aggressively defend this claim. Management believes that the ultimate outcome of this matter will not have a material adverse impact on the Company's financial position or results of operations.

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

7.  SUBSEQUENT EVENT

  On November 13, 1996, the Company, with the agreement of the Industrial Revenue Bond holders in Richmond, Virginia, finalized the sale of an office building on the Richmond property which was part of the real estate encumbered by the IRB. The proceeds form this $210,000 sale were used to pay obligations related to the IRB.


               Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations
General

  This quarter marks the ninth consecutive quarter in which Williams Industries, Inc., in its smaller configuration, is reporting a profit. The company continues to strive to achieve its goal of Bank Group Debt repayment.

  The core companies, Greenway Corporation, Piedmont Metal Products, Inc., Williams Bridge Company, Williams Equipment Corporation, and Williams Steel Erection Company, Inc., represent the Company's business focus for the foreseeable future. These companies, from an aggregate operating perspective, are working to enhance the on-going value of Williams Industries, Inc. and to establish a sound base for any future growth. Going forward, core profit levels will have to be of a magnitude capable of offsetting any losses incurred by the parent or the supporting subsidiaries.

  The core companies' efforts are being augmented by Construction Insurance Agency, Inc., Insurance Risk Management Group, Inc., the Williams Industries Insurance Trust, and Capital Benefit Administrators, Inc., which provide necessary services both for the core companies and outside customers.

  The Company still holds some assets which may not be part of the long range activities for Williams Industries, Inc. These assets may be sold and the proceeds used to pay Bank Group debt.

  Working within the Company's comprehensive long-range plan, management is taking steps necessary to return the Company to operational profitability through a combination of measures. These include the removal of Bank Group debt; expansion of market areas within the core businesses; and further consolidation of corporate as necessary.

Financial Condition

  The Company continues to improve its overall financial position, as indicated by the accompanying Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheet, and Condensed Consolidated Statements of Cash Flows.

  Operating results show significant improvement. for the three months ended October 31, 1996, the Company had a net profit of $168,247, seven cents per share. While this mirrors last year's results of a net profit of $175,062, also seven cents per share, several significant factors must be taken into account. In the three months ended October 31, 1995, the company had a loss of $172,938 before the $348,000 Extraordinary Item, Gain on Extinguishment of Debt, is taken into account. By contrast, this year's profit includes no extraordinary items and operating profit nevertheless increased by approximately $340,000. Revenues have also increased from $6,110,078 for the three month ended October 31, 1995 to $8,405,150 for the three month ended October 31, 1996. Approximately $458,000 of the 1996 amount shown as "Other" revenues represents the proceeds received by the company's subsidiary, John F. Beasley Construction Company, as the beneficiary of an insurance policy on the life of Mr. Eugene Pribyla. The 1996 General and Administrative Expenses include a charge of a similar amount as the company established a reserve to apply against its expenses in settling a related lawsuit (see Legal Section for additional details.)

  The shareholder's deficiency in assets, which was $5,065,679 a year ago, has now been reduced to $2,055,867 as of October 31, 1996. Management believes that this deficiency will be totally eliminated when the final payment is made on the Bank Group debt.

  The company continues its efforts to finalize its Bank Group Debt repayment and has identified an asset-based lender who is ready to move forward as soon as the Bank Group makes its decision on a pending Company proposal. Once Bank Group debt repayment is achieved, the Company believes it will return to a positive equity position.

  As soon as the Company returns to a positive equity position and other prerequisites are met, the Company intends to petition NASDAQ for relisting. Preliminary work in this regard has already begun.

BANK GROUP AGREEMENT

  As detailed in Note 1 of the Notes to the Condensed Consolidated Financial Statement included with this filing, the Company continues to work with its Bank Group. In order to obtain funds necessary to finalize the agreed upon repayment, the Company has been working to get an asset-based loan to be used to complete the Bank Group Debt repayment. A replacement lender, who is acceptable to the Bank Group, has been identified. The lender's terms and conditions, with the exception of necessary approvals and restructuring documents from the Bank Group itself, have been satisfied.

  Information is exchanged between management and the Bank Group on a regular basis. Management has every reason to believe that the Bank Group will continue to allow the Company sufficient time to make the necessary payments to retire the Bank Group debt while simultaneously allowing the Company enough flexibility to continue its return to operational profitability.

CENTRAL FIDELITY BANK

  The company is not in compliance with the financial covenants contained in its Industrial Revenue Bond on which approximately $1.5 million was outstanding as of October 31, 1996. No action to accelerate the obligation has been taken by the lender.

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

LIQUIDITY

  The company continues to have improved operating results and has returned to profitable operations. Work continues to be strong in the Company's traditional marketplaces. Core companies, on aggregate, are generally producing the funds necessary to cover their operational expenditures.
The proceeds from the sale of assets are being used to pay obligations to the Bank Group. Management believes that on-going operations will provide the cash necessary to finance day-to-day operations and to service its other debt.

SALE OF ASSETS

  Subsequent to October 31, 1996, the Company sold an office building in Richmond, Virginia for $210,000. The proceeds were used to pay debt related to the Industrial Revenue Bond and other expenses on the property.

OPERATIONS

  The restructuring of the Company, started in Fiscal Year 1993, is now essentially complete. The reconfigured corporation has a much smaller, but more profitable, group of operating companies.

The Core companies include manufacturing, construction and equipment leasing operations and is composed of Williams Equipment Corporation, Williams Steel Erection Company, Inc., Greenway Corporation, Williams Bridge Company, and Piedmont Metal Products, Inc.

  The parent corporation, Williams Industries, Inc., and the Williams Industries Insurance Trust and its subsidiaries, which support core companies' activities, are the remaining active components of the restructured corporation.

  Several former operations, including Williams Enterprises, Inc., and John F. Beasley Construction Company, have, for the most part, been sold or liquidated. However, each of these companies still has administrative activities, such as collection of receivables and payment of liabilities, which impact results and therefore, for purposes of financial statement disclosure, their results will continue to be included in the overall results.

1997 QUARTER COMPARED TO 1996 QUARTER

  The Company saw improvement in both its construction and manufacturing revenue during the first quarter of Fiscal Year 1997. For the three months ended October 31, 1996, construction revenue increased significantly, due primarily to the tremendous increase in work occurring at Williams Steel Erection Company.

  Williams Steel's revenues for the 1997 quarter increased by an incredible
72% when compared to the subsidiary's decision to enter into a joint venture arrangement with another local company to bed on major projects. The joint venture was successful in obtaining the steel erection work for the MCI Center, a major new sports complex, in Washington, D.C.

  Piedmont Metal Products, the Company's specialty manufacturing facility located in Bedford, Virginia, has also seen its revenues increase dramatically when the quarters are compared. In fact, Piedmont's actual percentage of increase, 76%, is higher than that of Williams Steel, but Piedmont does a much smaller total volume of work than does its sister company.

  Of the remaining core subsidiaries, all but Williams Bridge showed a pre-tax profit. Williams Bridge, the Company's major manufacturing arm, has sub-stantially reduced its losses from prior years and is now beginning to see an improvement in both its backlog and gross margins.

  Management believes that all the core companies will benefit from the improvements in the construction marketplace which are occurring in all the Company's traditional market areas. Core companies will also greatly benefit from the removal of the Bank Group debt. Once that obligation is satisfied, the parent organization will be able to more easily obtain better financing terms for the subsidiaries, which in turn will allow them to increase their profit margins.

  The combination of the reduction in interest expense and the removal of losses from operations which have been closed should allow the Company to continue to be operationally profitable in the future without any extraordinary items or gain from sale of assets.

  Once all of the company's extraordinary business is concluded, the core companies' profits must be at a level to sustain the parent operation and any auxiliary services, such as the Williams Industries Insurance Trust.

BACKLOG

  The Company's backlog of work under contract or otherwise believed to be firm as of October 31, 1996 was approximately $18,725,600. The number remains high, despite the large volumes of work completed during the quarter, due to new work being acquired. It should be noted that two of the core companies, Greenway Corporation and Williams Equipment Corporation, perform work on a rapid response basis and therefore only have small amounts included in the backlog.

  Management now firmly believes that the level of work in the Core companies is sufficient to allow the Company to have adequate work for the fiscal year.

  Management estimates that most of the backlog at October 31,1996 will be completed within the next 12 months if contract schedules are followed.

MANAGEMENT

  Managment continues to take a conservative approach to the Company's business activities. The repayment of Bank Group debt remains a high priority, as is the Company's maintaining consistent profitability. substantial standardization is occurring with the Company's remaining subsidiaries.
Strong emphasis continues to be placed on each subsidiary working toward enhanced consolidated results rather than stressing individual subsidiary profitability.

                                 PART II
ITEM 1.  LEGAL PROCEEDINGS

Pribyla

  The Company is a party to a claim for excess medical expenses incurred by a former officers and shareholder of a subsidiary pursuant to a stock purchase agreement. On February 10, 1994, judgment was awarded by the District Court of Dallas, Texas, 134th Judicial District, in favor of Eugene F. Pribyla and Karen J. Pribyla against the Company and its wholly-owned subsidiary, John F. Beasley Construction Company, in the principal amount of $2,500,000 plus attorneys fees of $135,000, for breach of contract. Mr. Pribyla asserted at trial that the stock purchase agreement, wherein he sold his stock in the Beasley company to the Company, provided a guarantee of a set level of health insurance benefits, and that the plaintiffs were damaged when Beasley changed health insurance companies.

  The Company filed a timely appeal in the Texas Court of Civil Appeals, which resulted in overturning the judgment against Beasley, but affirming the judgment against the Company. The company filed a timely Application for Writ of Error to the Texas Supreme Court. During the fourth quarter of Fiscal Year 1996, the Texas Supreme Court granted the Writ of Error and scheduled oral arguments. This decision does not affect the judgment creditor's right to take action to collect their judgment pending a decision by the Supreme Court, nor does it necessarily indicate that the result would be favorable.

  Commencing July 1, 1995 and continuing through the date of this filing, the Company has made weekly forbearance payments to the judgment creditor under a forbearance agreement.

  On September 15, 1996, Mr. Eugene Pribyla died. The company has reached an agreement with the judgment holder to settle the dispute, provided a number of conditions are met. If the conditions are not met, the Company may either seek an extension of the forbearance agreement or proceed with the aforementioned appeal.

Precision Components Corp.

  Precision Components Corp. ("PCC"), the buyer of Industrial Alloy Fabricators' ("IAF") assets, contributed $300,000 to the settlement of a liability claim against IAF. The Company was advised by counsel that the voluntary assumption of this liability, which was not to be assumed by the buyer pursuant to the agreement of the sale, renders this payment not subject to reimbursement. PCC has made demand upon the Company for reimbursement, which demand the Company rejects. Subsequently, the Company has been served with a suit by Industrial Alloy Fabricators, Inc. and Precision Components Corp. against Williams Industries, Inc. and IAF Transfer Corporation, filed in the Circuit Court for the City of Richmond. The company has retained counsel to respond to the suit and filed a counterclaim seeking reimbursement of damages caused by the plaintiffs. The Company intends to aggressively defend this claim.
Management believes that the ultimate outcome of this matter will not have a material adverse impact on the Company's financial position or results of operations.

FDIC

  The company was party to a guaranty under which the FDIC claimed that the Company was responsible for 50% of the alleged deficiencies on the part of Atchison & Keller, Inc., the borrower. Suit was filed against the Company for $350,000, but the FDIC accepted the Company's proposal to settle the matter. In the settlement, the Company was to issue a $100,000 convertible debenture under which the FDIC would receive 100,000 shares of unregistered stock. This settlement had not yet been formalized when a management change occurred at the FDIC. The company has requested that the FDIC seek approval of a modification which would allow the company to redeem the unregistered shares for a number of registered shares which would depend on their value at the time of issuance.

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

ITEM 2.  CHANGES IN SECURITIES

         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Bank Group

  Williams Industries, Inc. and its subsidiaries are parties to a Credit and Security Agreement with NationsBank, of Virginia, N.A. (f/k/a Sovran Bank, N.A.), NationsBank, N.A. (f/k/a American Security Bank, N.A.), and the FDIC as receiver for the National Bank of Washington and The Washington Bank of Virginia (the "Bank Group"). The Company and the Bank Group entered into an Amended and Restated Debt Restructuring Agreement dated as of November 30, 1994, to cure prior defaults. Subsequently, in July 1995, the new schedule was modified and additional time to repay the obligation has been granted. The Company and the Bank Group are continuing to work together to finalize repayment of the obligation.

Central Fidelity

  The Company is not in compliance with the covenants contained in its Industrial Revenue Bond agreement on which approximately $1.5 million was outstanding as of October 31, 1996. No action to accelerate the Obligation has been taken by the lender.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTER OF SECURITY HOLDERS

  On November 16,1996, the shareholders of Williams Industries, Inc. elected a new board of directors. Elected were: William C. Howlett, R. Bentley Offutt, Dr. John Rasmussen, Frank E. Williams, Jr., and Frank E. Williams, III. Under the terms of the Company's By-Laws, it is possible, if it is in the best interest of the corporation, that an additional member be added to the board during the course of the fiscal year. This additional member, who would be an "outside" director, could be added by the Board of Directors on an interim basis until the next vote of shareholders.

  The results of the November 16, 1996 shareholder's election of directors are as follows:

Nominee                       For           Abstain
William C. Howlett            2,140,360     7,934
R. Bentley Offutt             2,140,360     7,934
Dr. John Rasmussen            2,140,360     7,934
Frank E. Williams, Jr.        2,140,318     7,936
Frank E. Williams, III        2,140,360     7,934

The shareholders also voted for the adoption of the 1996 Incentive Compensa-tion Plan. The vote was as follow:

For                   Against              Abstain
2,047,776*            62,350               38,168

*Of the votes cast FOR the Plan, 929,198 were broker nonvotes which were cast in favor of the plan pursuant to discretionary authority.

ITME 5.  OTHER INFORMATION

          NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits
        None

  (b) Reports on Form 8-K
        No reports on Form 8-K were filed during the quarter.

                                SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         WILLIAMS INDUSTRIES, INCORPORATED



December 10, 1996
                                        /s/ Frank E. Williams, III

                                        Frank E. Williams, III
                                        President, Chairman of the
                                         Board
                                        Chief Financial Officer