Form 10-Q/A
period 1996-10-31
WILLIAMS INDUSTRIES INC
filed 1996-12-16
CIK 107294

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                              FORM 10-Q/A

   Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange
                      Act of 1934

For Quarter Ended                                       October 31, 1196
Commission File No.                                        0-8190

                   Williams Industries, Incorporate
           (Exact name of registrant as specified in its chart)
     Virginia                                             54-0899518
(State or other jurisdiction of               (I.R.S. Employer identification
  incorporation or organization)                Number)

                                    (703) 560-5196
                   (Registrant's telephone number, including area code)

                                    Not Applicable
                  (Former names former address and former fiscal year,
                       if changes since last report)

Indicate by check mare whether the registrar (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X             No

                                   2,576,017
       Number of Shares of Common Stock Outstanding at October 31, 1996

                                                                   EXHIBIT 3

WILLIAMS INDUSTRIES, INC. INCENTIVE COMPENSATION PLAN, filed as Item 6, Exhibit (a) 3, amending the October 31, 1996 10-Q filed on December 9, 1996.


           WILLIAMS INDUSTRIES INCENTIVE COMPENSATION PLAN

1. OBJECTIVE. The objective of this Plan is to increase shareholder value by providing a long term incentive to reward officers and key employees of the Company and its Subsidiaries, who are mainly responsible for the continued growth, development, and financial success of the Company and its Subsidiaries, for the profitable performance of the Company and its Subsidiaries. The Plan is also designed to permit the Company and its Subsidiaries to retain talented and motivated officers and key employees and to increase their ownership of Company common stock.

2. DEFINITIONS. All singular terms defined in this Plan will include the plural and VICE VERSA. As used herein, the following terms will have the meaning specified below:

    "Award" means, individually or collectively, Restricted Stock, Options, Performance Units or Stock Appreciation Right granted under this Plan.

    "Board" means the Board of Directors of the Company.

    "Book Value" means the book value of a share of Stock determined in accordance with the Company's regular accounting practices as of the last business day of the month immediately preceding the month in which a Stock Appreciation Right is exercised as provided in Section 10.

    "Code" means the Internal Revenue Code of 1986, as amended. Reference in the Plan to any section of any section of the Code will be deemed to include any amendments or successor provisions to such section and any regulations promulgated thereunder.

    "Committee" mean the Compensation Committee of the Board, provided, however, that if such Committee fails to satisfy the disinterested administration provisions of Rule 16b-3 under the Exchange Act, "Committee" shall mean a committee of directors of the Company who satisfy the disinterested person requirements of such Rule.

    "Company" means Williams Industries, Incorporated, a Virginia corporation.

    "Date of Grant" means the date on which the granting of an Award is authorized by the Committee or such later date as may be specified by the Committee in such authorization.

    "Date of Retirement" means the date of Retirement or Early Retirement applicable to a Participant.

    "Disability" means the determination that a Participant is "disabled" under the Company disability plan in effect at that time.

    "Early Retirement" means retirement prior to the Normal Retirement Date.

    "Earned Performance Award" means an actual award of a specified number of Performance Units (or shares of Restricted Stock, as the context requires) which the Committee has determined have been earned and are payable (or, in the case of Restricted Stock, earned and with respect to which restrictions will lapse) for a particular Performance Period.

    "Effective Time" means 5:30 p.m., Washington, D.C. time, July 26, 1996.

    "Eligible Employee" means any person employed by the Company or a Subsidiary on a regularly scheduled basis who satisfies all of the requirements of Section 5.

    "Exchange Act" means the Securities Exchange Act of 1934, as amended.

    "Exercise Period" means the period or periods during which a Stock Appreciation Right is exercisable as described in Section 10.

    "Fair Market Value" means the average of the highest and lowest price at which the Stock was sold as reported by market makers or such other securities market as may be the primary market for the stock on a specified date.

    "Incentive Stock Option" means an incentive stock option within the meaning of Section 422 of the Code.

    "Normal Retirement Date" is the earliest date when a Participant is entitled to an unreduced retirement benefit.

    "Option" or "Stock Option" means either a nonqualified stock option or an incentive stock option granted under Section 8.

    "Option Period" or "Option Periods" means the period or periods during which an Option is exercisable as described in Section 8.

    "Participant" means an employee of the Company or a Subsidiary who has been granted an Award under this Plan.

    "Pension Plan" means the applicable qualified or nonqualified retirement or pension plan of the Company or its Subsidiaries as may be amended from time to time which covers the Participant.

    "Performance-Based" means that in determining the amount of a Restricted Stock Award payout, the Committee will take into account the performance of the Participant, the Company, one or more Subsidiaries or any combination thereof.

    "Performance Period" means a period of time, established by the Committee at the time an Award is granted, during which corporate and/or individual performance is measured.

    "Performance Unit" means a unit of measurement equivalent to such amount or measure as defined by the Committee which may include, but is not limited to, dollars, market value shares, or book value shares.

    "Plan" means the Williams Industries, Incorporated Incentive Compensation Plan as set forth herein.

    "Plan Administrator" means, as set forth in Section 4, the Committee.

    "Reporting Person" means a Participant who is subject to the reporting requirements of Section 16(a) of the Exchange Act.

    "Restricted Stock" means an Award granted under Section 7.

    "Retirement" means retirement on or after the "Normal Retirement Date" (as such term is defined in the Pension Plan or a Subsidiary's retirement or pension plan).

    "Service-Based" means that in determining the amount of a Restricted Stock Award payout, the Committee will take into account only the period of time that the Participant performed services for the Company or its Subsidiary's since the Date of Grant.

    "Stock" means the common stock, $0.10 par value, of the Company.

    "Stock Appreciation Right" means an Award granted under Section 10.

    "Subsidiary(ies)" means any corporation of which 20% or more of its outstanding voting stock or voting power is beneficially owned, directly or indirectly, by the Company.

    "Target Performance Award" means a targeted award of a specified number of Performance Units (or shares of Restricted Stock, as the context requires) which may be earned and payable (or, in the case of Restricted Stock, earned and with respect to which restrictions will lapse) based upon the performance objectives for a particular Performance Period, all as determined by the Committee. The Target Performance Award will be a factor in the Committee's ultimate determination of the Earned Performance Award.

    "Termination" means resignation or discharge from employment with the Company or any of its Subsidiaries except in the event of death, Disability, Retirement or Early Retirement.

3.    EFFECTIVE DATE, DURATION AND STOCKHOLDER APPROVAL.

  A. EFFECTIVE DATE AND STOCKHOLDER APPROVAL. Subject to the approval of the Plan by a majority of the outstanding shares of common stock of the Company voted in person or by proxy at a meeting of its stockholders the Plan will be effective as of the Effective Time.

  B. PERIOD FOR GRANTS OF AWARDS. Awards may be made as provided herein for a period of 10 years after the Effective Time.

  C. TERMINATION. The Plan will continue in effect until all matters relating to the payment of outstanding Awards and administration of the Plan have been settled.

4. PLAN ADMINISTRATION. The Committee is the Plan Administrator and has sole authority (except as specified otherwise herein) to determine all questions of interpretation and application of the Plan, or of the terms and conditions pursuant to which Awards are granted, exercised or forfeited under the Plan provisions, and, in general, to make all determinations advisable for the administration of the Plan to achieve its stated objective. Such determinations shall be final and not subject to further appeal.

5. ELIGIBILITY. Each officer or key employee of the Company and its Subsidiaries (including officers or employees who are members of the Board, but excluding directors who are not officers or employees) may be designated by the Committee as a Participant, from time to time, with respect to one or more Awards. No officer or employee of the Company or its Subsidiaries shall have any right to be granted an Award under this Plan.

6. GRANT OF AWARDS AND LIMITATION OF NUMBER OF SHARES AWARDED. The committee may, from time to time, grant Awards to one or more Eligible Employees, provided that (i) subject to any adjustment pursuant to Section 14H, the aggregate number of shares of Stock subject to Awards under this Plan may not exceed two hundred thousand (200,000) shares; (ii) to the extent that an Award lapses or the rights of the Participant to whom it was granted terminate, any shares of Stock subject to such Award shall again be available for the grant of an Award under the Plan; and (iii) shares delivered by the Company under the Plan may be authorized and unissued Stock, Stock held in the treasury of the Company, or Stock purchased on the open market (including private purchases) in accordance with applicable securities laws.

7.    RESTRICTED STOCK AWARDS.

  A. GRANTS OF RESTRICTED SHARES. One or more shares of Restricted Stock may be granted to any Eligible Employee. The Restrict Stock will be issued to the Participant on the Date of Grant without the payment of consideration by the Participant. The Restricted Stock will be issued in the name of the Participant and will bear a restrictive legend prohibiting sale, transfer, pledge or hypothecation of the Restricted Stock until the expiration of the restriction period.

    The Committee may also impose such other restrictions and conditions on the Restricted Stock as it deems appropriate, and will designate the grant as either a Service-Based or Performance-Based Award.

    Upon issuance to the Participant of the Restricted Stock, the Participant will have the right to vote the Restricted Stock, and subject to the Committee's discretion, to receive the cash dividends distributable with respect to such shares, with such dividends treated as compensation to the Participant. The Committee, in its sole discretion, may direct the accumulation and payment of distributable dividends to the Participant at such times, and in such form and manner, as determined by the Committee.

  B.    SERVICE-BASED AWARD.

    i. RESTRICTION PERIOD. At the time a Service-Based Restricted Stock Award is granted, the Committee will establish a restriction period applicable to such Award which will be not less than one year and not more than ten years. Each Restricted Stock Award may have a different restriction period, at the discretion of the Committee.

    ii. FORFEITURE OF PAYOUT OF AWARD. In the event a Participant ceases employment during a restriction period, a Restricted Stock Award is subject to forfeiture or payout (i.e., removal of restrictions) as follows: (a) Termination - the Restricted Stock Award is completely forfeited; (b) Retirement, Disability or death - payout of the Restricted Stock Award is prorated for service during the period; or (c) Early Retirement - if at the Participant's request, the payout or forfeiture of the Restricted Stock Award is determined at the discretion of the Committee, or if at the Company's request, payout of the Restricted Stock Award is prorated for service during the period; provided, however, that the Committee may modify the above if it determines at its sole discretion that special circumstances warrant such modification.

    Any shares of Restricted Stock which are forfeited will be transferred to the Company.

    Upon completion of the restriction period, all Award restrictions will expire and new certificates representing the Award will be issued (the payout) without the restrictive legend described in Section 7A.

  C.    PERFORMANCE-BASED AWARD.

    i. RESTRICTION PERIOD. At the time a Performance-Based Restricted Stock Award is granted, the Committee will establish a restriction period applicable to such Award which will be not less than one year and not more than ten years. Each Restricted Stock Award may have a different restriction period, at the discretion of the Committee. The Committee will also establish a Performance Period.

    ii. PERFORMANCE OBJECTIVES. The Committee will determine, no later than 90 days after the beginning of each Performance Period, the performance objectives for each Participant's Target Performance Award and the number of shares of Restricted Stock for each Target Performance Award that will be issued on the Date of Grant. Performance objectives may vary from Participant to Participant and will be based upon such performance criteria or combination of factors as the Committee deems appropriate, which may include, but not be limited to, the performance of the Participant, the Company, one or more Subsidiaries, or any combination thereof. Performance Periods may overlap and Participants may participate simultaneously with respect to Performance-Based Restricted Stock Awards for which different Performance Periods are prescribed.

    If, during the course of a Performance Period significant events occur as determined in the sole discretion of the Committee, which the Committee expects to have a substantial effect on a performance objective during such period, the Committee may revise such objective.

    iii. FORFEITURE OR PAYOUT OF AWARD. As soon as practicable after the end of each Performance Period, the Committee will determine whether the performance objectives and other material terms of the Award were satisfied. The Committee's determination of all such matters will be final and conclusive.

    As soon as practicable after the later of (i) the date the Committee makes the above determination, or (ii) the completion of the restriction period, the Committee will determine the Earned Performance Award for each Participant. Such determination may result in forfeiture of all or some shares of Restricted Stock (if Target Performance Award performance objectives were not attained), or the issuance of additional shares of Stock (if Target Performance Award performance objectives were exceeded), and will be based upon such factors as the Committee determines at its sole discretion, but including the Target Performance Award performance objectives.

    In the event a Participant ceases employment during a restriction period, the Restricted Stock Award is subject to forfeiture or payout (i.e., removal of restrictions) as follows: (a) Termination - the Restricted Stock Award is completely forfeited; (b) Retirement, Disability or death - payout of the Restricted Stock Award is prorated taking into account factors including, but not limited to, service during the period; and the performance of the Participant during the portion of the Performance Period before employment ceased; or (c) Early Retirement - if at the Participant's request, the payout or forfeiture of the Restricted Stock Award is determined at the discretion of the Committee, or if at the Company's request, payout of the Restricted Stock Award is prorated taking into account factors including, but not limited to, service during the period and the performance of the Participant during the portion of the Performance Period before employment ceased; provided, however, that the Committee may modify the above if it determines at its sole discretion that special circumstances warrant such modification.

    Any shares of Restricted Stock which are forfeited will be transferred to the Company.

    With respect to shares of Restricted Stock for which restrictions lapse, new certificates will be issued (the payout) without the restrictive legend described in Section 7A. New certificates will also be issued for additional Stock, if any, awarded to the Participant because Target Performance Award performance objectives were exceeded.

  D. WAIVER OF SECTION 83(B) ELECTION. Unless otherwise directed by the Committee, as a condition of receiving an Award of Restricted Stock, a Participant must waive in writing the right to make an election under
Section 83(b) of the Code to report the value of the Restricted Stock as income on the Date of Grant.

8.    STOCK OPTIONS.

  A. GRANTS OF OPTIONS. One or more Options may be granted to any Eligible Employee on the Date of Grant without the payment of consideration by the Participant.

  B. STOCK OPTION AGREEMENT. Each Option granted under the Plan will be evidenced by a "Stock Option Agreement" between the Company and the Participant containing provisions determined by the Committee, including, without limitation, provisions to qualify Incentive Stock Options as such under Section 422 of the Code if directed by the Committee at the Date of Grant; provided, however, that each Incentive Stock Option Agreement must include the following terms and conditions: (i) that the Options are exercisable, either in total or in part, with a partial exercise not affecting the exercisability of the balance of the Option; (ii) every share of Stock purchased through the exercise of an Option will be paid for in full at the time of the exercise; (iii) each Option will cease to be exercisable, as to any share of Stock, at the earliest of (a) the Participant's purchase of the Stock to which the Option relates, (b) the Participant's exercise of a related Stock Appreciation Right, or (c) the lapse of the Option; (iv) Options will not be transferable by the Participant except by Will or the laws of descent and distribution and will be exercisable during the Participant's lifetime only by the Participant or by the Participant's guardian or legal representative; and (v) notwithstanding any other provision, in the event of a public tender for all or any portion of the Stock or in the event that any proposal to merge or consolidate the Company with another company is submitted to the stockholders of the Company for a vote, the Committee, in its sole discretion, may declare any previously granted Option to be immediately exercisable.

  C. OPTION PRICE. The Option price per share of Stock will be set by the grant, but will be not less than 100% of the Fair Market Value at the Date of Grant.

  D. FORM OF PAYMENT. At the time of the exercise of the Option, the Option price will be payable in cash or in other shares of Stock or in a combination of cash and other shares of Stock, in a form and manner as required by the Committee in its sole discretion. When Stock is used in full or partial payment of the Option price, it will be valued at the Fair Market Value on the date the Option is exercised.

  E. OTHER TERMS AND CONDITIONS. The Option will become exercisable in such manner and within such Option Period or Periods, not to exceed of 10 years from its Date of Grant, as set forth in the Stock Option Agreement upon payment in full. Except as otherwise provided in this Plan or in the Stock Option Agreement, any Option may be exercised in whole or in part at any time.

  F. LAPSE OF OPTION. An Option will lapse upon the earlier of: (i) 10 years from the Date of Grant, or(ii) at the expiration of the Option Period set by the grant. If the Participant ceases employment within the Option Period and prior to the lapse of the Option, the Option will lapse as follows: (a) Termination - the Option will lapse on the effective date of the Termination; or (b) Retirement, Early Retirement, or Disability - the Option will lapse at the expiration of the Option Period set by the grant; provided, however, that the Committee may modify the above if it determines in its sole discretion that special circumstances warrant such modification. If the Participant dies within the Option Period and prior to the lapse of the Option, the Option will lapse at the expiration of the Option
Period set by the grant unless it is exercised before such time by the Participant's legal representative(s) or by the person(s) entitled to do so under the Participant's Will or, if the Participant fails to make testamentary disposition of the Option or dies intestate, by the person(s) entitled to receive the Option under the applicable laws of descent and distribution.

  G. INDIVIDUAL LIMITATION. In the case of an Incentive Stock Option, the aggregate Fair Market Value of the Stock for which Incentive Stock Options (whether under this Plan or another arrangement) in any calendar year are first exercisable will not exceed $100,000 with respect to such calendar year (or such other individual limit as may be in effect under the Code on the Date of Grant) plus any unused portion of such limit as the Code may permit to be carried over.

9.    PERFORMANCE UNITS.

  A. PERFORMANCE UNITS. One or more Performance Units may be earned by an Eligible Employee based on the achievement of preestablished performance objectives during a Performance Period.

  B. PERFORMANCE PERIOD AND PERFORMANCE OBJECTIVES. The Committee will determine a Performance Period and will determine, no later than 90 days after the beginning of each Performance Period, the performance objectives for each Participant's Target Performance Award and the number of Performance Units subject to each Target Performance Award. Performance objectives may vary from Participant to Participant and will be based upon such performance criteria or combination of factors as the Committee deems appropriate, which may include, but not be limited to, the performance of the Participant, the Company, one or more Subsidiaries, or any combination thereof. Performance Periods may overlap and Participants may participate simultaneously with respect to Performance Units for which different Performance Periods are prescribed.

    If during the course of a Performance Period significant events occur as determined in the sole discretion of the Committee which the Committee expects to have a substantial effect on a performance objective during such period, the Committee may revise such objective.

  C. FORFEITURE OR PAYOUT OF AWARD. As soon as practicable after the end of each Performance Period, the Committee will determine whether the performance objectives and other material terms of the Award were satisfied. The Committee's determination of all such matters will be final and conclusive.

    As soon as practicable after the date the Committee makes the above determination, the Committee will determine the Earned Performance Award for each Participant. Such determination may result in an increase or decrease in the number of Performance Units payable based upon such Participant's Target Performance Award, and will be based upon such factors as the Committee determines in its sole discretion, but including the Target Performance
Award performance objective.

    In the event a Participant ceases employment during a Performance Period, the Performance Unit Award is subject t forfeiture or payout as follows: (a) Termination - the Performance Unit Award is completely forfeited; (b) Retirement, Disability or death - payout of the Performance Unit Award is prorated taking into account factors including, but not limited to, service and the performance of the Participant during the portion of the Performance Period before employment ceased; or (c) Early Retirement - if at the Participant's request, the payout or forfeiture of the Performance Unit Award is determined at the discretion of the Committee, or if at the Company's request, payout of the Performance Unit Award is prorated taking into account factors including, but not limited to, service and the performance of the Participant during the portion of the Performance Period before employment ceased; provided, however, that the Committee may modify the above if it determines in its sole discretion that special circumstances warrant such modification.

  D. FORM AND TIMING OF PAYMENT. Each Performance Unit is payable in cash or shares of Stock or in a combination of cash and Stock, as determined by the Committee in its sole discretion. Such payment will be made as soon as practicable after the Earned Performance Award is determined.

10.    STOCK APPRECIATION RIGHTS.

  A. GRANTS OF STOCK APPRECIATION RIGHTS. Stock Appreciation Rights may be granted under the Plan in conjunction with an Option either at the Date of Grant or by amendment or may be separately granted. Stock Appreciation Rights will be subject to such terms and conditions not inconsistent with the Plan as the Committee may impose.

  B. RIGHT TO EXERCISE; EXERCISE PERIOD. A Stock Appreciation Right issued pursuant to an Option will be exercisable to the extent the Option is exercisable; both such Stock Appreciation Right and the Option to which it relates will not be exercisable during the six months following their respective Dates of Grant except in the event of the Participant's Disability or death. A stock Appreciation Right issued independent of an Option will be exercisable pursuant to such terms and conditions established in the grant. Notwithstanding such terms and conditions, in the event of a public tender for all or any portion of the Stock or in the event that any proposal to merge or consolidate the Company with another company is submitted to the stockholders of the Company for a vote, the Committee, in its sole discretion, may declare any previously granted Stock Appreciation Right immediately exercisable.

  C. FAILURE TO EXERCISE. If on the last day of the Option Period, in the case of a Stock Appreciation Right granted pursuant to an Option, or the specified Exercise Period, in the case of a Stock Appreciation Right issued independent of an Option, the Participant has not exercised a Stock Appreciation Right, then such Stock Appreciation Right will be deemed to have been exercised by the Participant on the last day of the Option Period or Exercise Period.

  D. PAYMENT. An exercisable Stock Appreciation Right granted pursuant to an Option will entitle the Participant to surrender unexercised the Option or any portion thereof to which the Stock Appreciation Right is attached, and to receive in exchange for the Stock Appreciation Right payment (in cash or Stock or a combination thereof as described below) equal to either of the following amounts, determined in the sole discretion of the Committee at the Date of Grant: (1) the excess of the Fair Market Value of one share of Stock at the date of exercise over the Option price, times the number of shares called for by the Stock Appreciation Right (or portion thereof) which is so surrendered, or (2) the excess of the Book Value of one share of Stock at the date of exercise over the Book Value of one share of Stock at the Date of Grant of the related Option, times the number of shares called for by the Stock Appreciation Right. Upon exercise of a Stock Appreciation Right not granted pursuant to an Option, the Participant will receive for each Stock Appreciation Right payment (in cash or Stock or a combination thereof as described below) equal to either of the following amounts, determined in the sole discretion of the Committee at the Date of Grant: (1) the excess of the Fair Market Value of one share of Stock at the date of exercise over the Fair Market Value of one share of Stock at the Date of Grant of the Stock Appreciation Right, times the number of shares called for by the Stock appreciation Right, or (2) the excess of the Book Value of one share of Stock at the date of exercise of the Stock Appreciation Right over the Book Value of one share of Stock at the Date of Grant of the Stock Appreciation Right, times the number of shares called for by the Stock Appreciation Right.

    The Committee may direct the payment in settlement of the Stock Appreciation Right to be in cash or Stock or a combination thereof. Alternatively, the Committee may permit the Participant to elect to receive cash in full or partial settlement of the Stock Appreciation Right, provided that (i) the Committee must consent to or disapprove such election and (ii) unless the Committee directs otherwise, the election and the exercise must be made during the period beginning on the 3rd business day following the date of public release of quarterly or year-end earnings and ending on the 12th business day following the date of public release of quarterly or year-end earnings. The value of the Stock to be received upon exercise of a Stock Appreciation Right shall be the Fair Market Value of the Stock on the trading day preceding the date on which the Stock Appreciation Right is exercised.
To the extent that a Stock Appreciation Right issued pursuant to an Option is exercised, such Option shall be deemed to have been exercised, and shall not be deemed to have lapsed.

  E. NONTRANSFERABLE. A Stock Appreciation Right will not be transferable by the Participant except by Will or the laws of descent and distribution and will be exercisable during the Participant's lifetime only be the Participant or by the Participant's guardian or legal representative.

  F. LAPSE OF A STOCK APPRECIATION RIGHT. A Stock appreciation Right will lapse upon the earlier of: (i) 10 years from the Date of Grant; or (ii) at the expiration of the Exercise Period as set by the grant. If the Participant ceases employment within the Exercise Period and prior to the lapse of the Stock Appreciation Right, the Stock Appreciation Right will lapse as follows:
(a) Termination - the Stock Appreciation Right will lapse on the effective date of the Termination; or (b) Retirement, Early Retirement, or Disability - the Stock Appreciation Right will lapse at the expiration of the Exercise Period set by the grant; provided, however, that the Committee may, modify the above if it determines in its sole discretion that special circumstances warrant such modification. If the Participant dies within the Exercise Period and prior to the lapse of the Stock Appreciation Right, the Stock Appreciation Right will lapse at the expiration of the Exercise Period set by the grant unless it is exercised before such time by the Participant's legal representative(s) or by the person(s) entitled to do so under the Participant's Will or, if the Participant fails to make testamentary disposition of the Stock Appreciation Right or dies intestate, by the person(s) entitled to receive the Stock Appreciation Right under the applicable laws of descent and distribution.

    11.    ACCELERATED AWARD PAYOUT/EXERCISE.

  A. CHANGE IN CONTROL. Notwithstanding anything in this Plan document to the contrary, a Participant is entitled to an accelerated payout or accelerated Option or Exercise Period (as set forth in Section 11B) with respect to any previously granted Award, upon the happening of a change in control.

    A change in control for purposes of this Section 11 means (i) the purchase or acquisition by any person, entity or group of persons (within the meaning of section 13(d) or 14(d) of the Exchange Act, or any comparable successor provisions), of beneficial ownership (within the meaning of Rule
13d-3 promulgated under the Exchange Act) of 20 percent or more of either the outstanding shares of common stock of the Company or the combined voting power of the Company's then outstanding shares of voting securities entitled to a vote generally, or (ii) the approval by the stockholders of the Company of a reorganization, merger, or consolidation, in each case, with respect to which persons who were stockholders of the Company immediately prior to such reorganization, merger or consolidation do not, immediately thereafter, own more than 50 percent of the combined voting power entitled to vote generally in the election of directors of the reorganized, merged or consolidated entity's then outstanding securities, or (iii) a liquidation or dissolution of the Company or the sale of substantially all of its assets, or (iv) a change of more than one-half of the members of the Board within a 90-day period for reasons other than the death, disability, or retirement of such members.

  B. AMOUNT OF AWARD SUBJECT TO ACCELERATED PAYOUT/OPTION PERIOD/EXERCISE PERIOD. The amount of a Participant's previously granted Award that will be paid or exercisable upon the happening of a change in control will be determined as follows:

    RESTRICTED STOCK AWARDS. The Participant will be entitled to an accelerated Award payout, and the amount of the payout will be based on the number of shares of Restricted Stock that were issued on the Date of Grant, prorated based on the number of months of the restriction period that have elapsed as of the payout date. Also, with respect to Performance-Based Restricted Stock Awards, in determining the amount of the payout, maximum performance achievement will be assumed.

    STOCK OPTION AWARDS AND STOCK APPRECIATION RIGHTS. Any previously granted Stock Option Awards or Stock Appreciation Rights will be immediately exercisable.

    PERFORMANCE UNITS. The Participant will be entitled to an accelerated Award payout, and the amount of the payout will be based on the number of Performance Units subject to the Target Performance Award as established on the Date of Grant, prorated based on the number of months of the Performance Period that have elapsed as of the payout date, and assuming that maximum performance was achieved.

  C. TIMING OF ACCELERATED PAYOUT/OPTION PERIOD/EXERCISE PERIOD. The accelerated payout set forth in Section 11B will be made within 30 days after the date of the change in control. The accelerated Option Period/ Exercise Period set forth in Section 11B will begin on the date of the change in control. If the original Award provided for a payout in Stock, any accelerated payout set forth in Section 11B will be made in Stock.

12. AMENDMENT OF PLAN. The Committee may at any time and from time to time alter, amend, suspend or terminate the Plan in whole or in part, except (i) no such action may be taken without stockholder approval which materially increases the benefits accruing to Participants pursuant to the Plan, materially increases the number of securities which may be issued pursuant to the Plan (except as provided in Section 13H), extends the period for granting Options under the Plan or materially modifies the requirements as to eligibility for participation in the Plan; and (ii) no such action may be taken without the consent of the Participant to whom any Award was previously granted, which adversely affects the rights of such Participant concerning such Award, except as such termination or amendment of the Plan is required by statute, or rules and regulations promulgated thereunder. Notwithstanding the foregoing, the Committee may amend the Plan as desirable at the discretion of the Committee to address any issues concerning (i) Section 162(m) of the Code, or (ii) maintaining an exemption under Rule 16b-3 of the Exchange Act.

13.    MISCELLANEOUS PROVISIONS.

  A. NONTRANSFERABILITY. No benefit provided under this Plan shall be subject to alienation or assignment by a Participant (or by any person entitled to such benefit pursuant to the terms of this Plan), nor shall it be subject to attachment or other legal process except (i) to the extent specifically mandated and directed by applicable state or federal statute, and (ii) as requested by the Participant (or by any person entitled to such benefit pursuant to the terms of this Plan), and approved by the Committee, to satisfy income tax withholding.

  B. NO EMPLOYMENT RIGHT. Participation in this Plan shall not constitute a contract of employment between the Company or any Subsidiary and any person and shall not be deemed to be consideration for, or a condition of, continued employment of any person.

  C. TAX WITHHOLDING. The Company or a Subsidiary may withhold any applicable federal, state or local taxes at such time and upon such terms and conditions as required by law or determined by the Company or a Subsidiary. Subject to compliance with any requirements of applicable law, the Committee may permit or require a Participant to have any portion of any withholding or other taxes payable in respect to a distribution of Stock satisfied through the payment of cash by the Participant to the Company or a Subsidiary, the retention by the Company or a Subsidiary of shares of Stock, or delivery of previously owned shares of the Participant's Stock, having a Fair Market
Value equal to the withholding amount. A Reporting Person may elect to have a sufficient number of shares of Stock withheld to fulfill such withholding obligation (the "Withholding Election") only if the election complies with the following requirements: the Withholding Election is made (A) during the period beginning on the third business day following the date of release for publication of the quarterly or annual summary statements of the earnings of the Company or a Subsidiary and ending on the twelfth business day following such date, (B) six months before the Award becomes taxable or (C) during any other period in which a Withholding Election may be made under the provisions of Rule 16b-3 promulgated pursuant to the Exchange Act. Any Fractional share of Common Stock required to satisfy such withholding obligations shall be disregarded and the amount due shall be paid in cash by the Participant.

  D. FRACTIONAL SHARES. Any fractional shares concerning Awards shall be eliminated at the time of payment or payout by rounding up for fractions of equal to or more than one-half. No cash settlements shall be made with respect to fractional shares eliminated by rounding.

  E. GOVERNMENT AND OTHER REGULATIONS. The obligation of the Company to make payment of Awards in Stock or otherwise shall be subject to all applicable laws, rules, and regulations, and to such approvals by any government agencies as may be required. The Company shall be under no obligation to register under the Securities Act of 1933, as amended ("ACT"), any of the shares of Stock issued, delivered or paid in settlement under the Plan. If Stock awarded under the Plan may in certain circumstances be exempt from registration under the Act, the Company may restrict its transfer in such manner as it deems advisable to ensure such exempt status.

  F. INDEMNIFICATION. Each person who is or at any time serves as a member of the Committee (and each person or Committee to whom the Committee or any member thereof has delegated any of its authority or power under this
Plan) shall be indemnified and held harmless by the Company against and from
(i) any loss, cost, liability, or expense that may be imposed upon or reasonably incurred by such person in connection with or resulting from any claim, action, suit, or proceeding to which such person may be a party or in which such person may be involved by reason of any action or failure to act under the Plan; and (ii) any and all amounts paid by such person in satisfaction of judgment in any such action, suit, or proceeding relating to the Plan. Each person covered by this indemnification shall give the Company an opportunity, at is own expense, to handle and defend the same before such person undertakes to handle and defend it on such person's own behalf. The foregoing right of indemnification shall not be exclusive of any other right of indemnification to which such persons may be entitled under the Charter or By-Laws of the Company or any of its Subsidiaries, as a matter of law, or otherwise, or any power that the Company may have to indemnify such person or hold such person harmless.

  G. RELIANCE OF REPORTS. Each member of the committee (and each person or Committee to whom the Committee or any member thereof has delegated any of its authority or power under this Plan) shall be fully justified in relying or acting in good faith upon any report made by the independent public accountants of the Company and its Subsidiaries and upon any other information furnished in connection with the Plan. In no event shall any person who is or shall have been a member of the Committee be liable for any determination made or other action taken or any omission to act in reliance upon any such report or information or for any action taken, including the furnishing of information, or failure to act, if in good faith.

  H. CHANGES IN CAPITAL STRUCTURE. In the event of any change in the outstanding shares of Stock by reason of any stock dividend or split, recapitalization, combination or exchange of shares or other similar changes in the Stock, then appropriate adjustments shall be made in the shares of Stock theretofore awarded to the Participants and in the aggregate number of shares of Stock which may be awarded pursuant to the Plan. Such adjustments shall be conclusive and binding for all purposes. Additional shares of Stock issued to a Participant as the result of any such change shall bear the same restrictions as the shares of Stock to which they relate.

  I. COMPANY SUCCESSORS. In the event the Company becomes a party to a merger, consolidation, sale of substantially all of its assets or any other corporate reorganization in which the Company will not be the surviving corporation or in which the holders of the Stock will receive securities of another corporation (in any such case, the "NEW COMPANY"), then the New Company shall assume the rights and obligations of the Company under this Plan.

  J. GOVERNING LAW. All matters relating to the Plan or to Awards granted hereunder shall be governed by the laws of the State of Virginia without regard to the principles of conflict of laws.

  K. RELATIONSHIP TO OTHER BENEFITS. Any Awards under this Plan are not considered compensation for purposes of determining benefits under any pension, profit sharing, or other retirement or welfare plan, or for any other general employee benefit program.

  L. EXPENSES. The expenses of administering the Plan shall be borne by the Company and its Subsidiaries.

  M. TITLES AND HEADINGS. The titles and headings of the sections in the Plan are for convenience of reference only, and in the event of any conflict, the text of the Plan, rather than such titles or headings, shall control.