Form 10-Q
period 1997-01-31
WILLIAMS INDUSTRIES INC
filed 1997-03-10
CIK 107294

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q

               Quarterly Report Under Section 13 or 15 (d) of the
                          Securities Exchange Act of 1934

For Quarter Ended                                    January 31, 1997

Commission File No.                                         0-8190

                       Williams Industries, Incorporated
             (Exact name of registrant as specified in its charter)

Virginia                                     54-0899518
(State or other jurisdiction               (I.R.S. Employer
of incorporation of organization)         Identification Number)

2849 Meadow View Road, Falls Church, Virginia                 22042
(Address of Principal Executive Offices)                    (Zip Code)

                           (703) 560-5196
          (Registrant's telephone number, including area code)

                           Not Applicable
(Former names, former address and fiscal year, if changes since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            YES  X       NO
                               2,598,167
Number of Shares of Common Stock Outstanding at January 31, 1997


                     WILLIAMS INDUSTRIES, INCORPORATED
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                            January 31,    July 31,
                                              1997           1996
ASSETS
Cash and cash equivalents                  $1,074,866    $1,300,867
Accounts and notes receivable              10,291,572    11,109,854
Inventories                                 2,570,942     2,169,353
Costs and estimated earnings in excess
   of billings on uncompleted contracts     1,117,633       620,199
Investments in unconsolidated affiliates    1,941,322     1,986,300
Property and equipment, net of accumulated
   depreciation and amortization            9,487,851     9,452,326
Prepaid expenses and other assets           1,841,229     1,372,852
TOTAL ASSETS                             $ 28,325,415  $ 28,011,752

            LIABILITIES
Notes payable                             $15,372,903   $15,142,321
Accounts payable                            5,473,372     6,561,815
Accrued compensation, payroll taxes and
   amounts withheld from employees            723,197       853,923
Billings in excess of costs and estimated
   earnings on uncompleted contracts        2,618,917     2,231,188
Other accrued expenses                      5,686,371     5,219,248
Income taxes payable                          102,585        96,000
 Total Liabilities                          29,977,34    30,104,495
Minority Interests                            153,066       131,371

      STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)
Common Stock - $0.10 par value, 10,000,000
   shares authorized: 2,598,167 and 2,576,017
   shares issued and outstanding              259,817       257,602
Additional paid-in capital                 13,195,168    13,147,433
Retained (deficit)                        (15,259,981)  (15,629,149)

Total stockholders' equity (deficiency
   in assets)                              (1,804,996)   (2,224,114)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY IN ASSETS)             $28,325,415   $28,011,752

<F1>
See notes to condensed consolidated financial statements

                WILLIAMS INDUSTRIES, INCORPORATED
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                              Six Months Ended
                                                    January 31,
                                               1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net profit                                 $369,168      $1,886,624
Adjustments to reconcile net cash used
   in operating activities:
 Depreciation and amortization              502,829         473,164
 Gain on extinguishment of debt              -             (348,000)
 Gain on disposal of property, plant
   and equipment                            (50,998)     (2,187,945)
 Minority interests in earnings              28,584           2,581
 Equity in earnings of unconsolidated
   affiliates                                (5,310)        (51,450)
Changes in assets and liabilities:
 Decrease in accounts and notes receivable  818,282          35,118
 Increase in inventories                   (401,589)        (54,004)
 Increase in costs and estimated earnings
    related to billings on uncompleted
    contracts (net)                        (109,705)       (201,369)
 Increase in prepaid expenses and other
    assets                                 (468,376)       (745,601)
 (Decrease) increase in accounts payable (1,088,443)        693,273
 (Decrease) increase in accrued
    compensation, payroll taxes, and
    accounts withheld from employees       (130,726)         48,221
 Increase (decrease) in other accrued
    expenses                                467,123        (256,824)
 Increase in income taxes payable             6,585          11,870
NET CASH USED IN OPERATING ACTIVITIES       (62,576)       (694,342)

CASH FLOWS FROM INVESTING ACTIVITES
 Expenditures for property, plants and
    equipment                              (718,356)     (1,862,488)
 Proceeds from sale of property, plant and
    equipment                               231,000       3,218,746
 Minority interest dividends                 (6,889)         (6,278)
 Dividends from unconsolidated affiliate     50,288          11,175
NET CASH (USED IN) PROVIDED BY INVESTING
    ACTIVITIES                             (443,957)      1,361,155
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from borrowings                 1,191,578       2,095,325
 Repayments of notes payable               (960,996)     (2,610,009)
 Issuance of common stock                    49,950          55,980

NET CASH PROVIDED BY (USED IN) FINANCING
    ACTIVITES                               280,532        (458,704)
NET (DECREASE) INCREASE IN CASH AND
    EQUIVALENTS                            (226,001)        208,109
CASH AND CASH EQUIVALENTS, BEGINNING
    OF PERIOD                             1,300,867         819,735
CASH AND CASH EQUIVALENTS, END OF PERIOD $1,074,866      $1,027,844
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for:
  Income taxes                              $61,415         $13,130
  Interest                                 $820,060        $874,984


                 WILLIAMS INDUSTRIES, INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                        Three Months Ended           Six Months Ended
                              January 31,                January 31,
                         1997           1996           1997        1996

REVENUE
 Construction          $5,578,513    $3,284,227    $10,953,017     $7,050,751
 Manufacturing          2,504,730     2,531,593      4,875,818      4,686,504
 Other                    248,171     2,679,121        907,729      2,867,764
  Total Revenue         8,331,414     8,494,941     16,736,564     14,605,019
DIRECT COSTS
 Construction           3,522,141     2,156,153      6,918,292      4,446,096
 Manufacturing          1,648,964     1,754,378      3,308,304      3,271,952
  Total Direct Costs    5,171,105     3,910,531     10,226,596      7,718,048
GROSS PROFIT            3,160,309     4,584,410      6,509,968      6,886,971
EXPENSES
 Overhead                 923,894       664,279      1,704,275      1,269,482
 General and
   Administrative       1,382,457     1,559,527      3,126,105      2,852,482
 Depreciation             249,161       256,903        502,829        473,164
 Interest                 353,346       394,528        716,317        777,088
  Total Expenses        2,908,858     2,875,237      6,049,526      5,372,216
PROFIT BEFORE INCOME
   TAXES, EQUITY
   EARNINGS AND MINORITY
   INTERESTS              251,451     1,709,173        460,442      1,514,755
INCOME TAXES               30,800         2,000         68,000         25,000
PROFIT BEFORE EQUITY IN EARNINGS
  AND MINORITY INTERESTS  220,651     1,707,173        392,442      1,489,755

  Equity in earnings
   (loss) of unconsolidated
   affiliates             (6,040)         7,740         5,310          51,450
 Minority interest in consolidated
  subsidiaries           (13,690)        (3,351)      (28,584)         (2,581)
PROFIT FROM CONTINUING
  OPERATIONS             200,921      1,711,562       369,168       1,538,624
EXTRAORDINARY ITEM
  Gain on extinguishment
    of debt                -             -             -              348,000
NET PROFIT              $200,921     $1,711,562      $369,168      $1,886,624
PROFIT PER COMMON SHARE
   Continuing operations   $0.08          $0.66         $0.14           $0.59
   Extraordinary item                      -                             0.14
PROFIT PER COMMON SHARE    $0.08          $0.66         $0.14           $0.73

                       WILLIAMS INDUSTRIES, INCORPORATED

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             January 31, 1997

SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

The accompanying condensed consolidated financial statements have been prepared in accordance with rules established by the Securities and Exchange
Commission. Certain financial disclosures required to present the financial position and results of operations in accordance with generally accepted accounting principles are not included herein. The reader is referred to the financial statements included in the annual report to shareholders for the year ended July 31, 1996. The interim financial information included herein is unaudited. However, such information reflects all adjustments, consisting solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position as of January 31, 1997 and the results of operations for the three and six months ended January 31, 1997 and 1996, and cash flows for the six months ended January 31, 1997 and 1996.

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

Basis of Consolidation - The condensed consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries, which are as follows:

      Subsidiary                            Percent
                                              Owned
John F. Beasley Construction Company          100
Greenway Corporation                          100
Williams Bridge Company                       100
Williams Enterprises, Inc.                    100
Williams Equipment Corporation                100
Williams Industries Insurance Trust           100
  Capital Benefit Administrators, Inc.         90
  Construction Insurance Agency, Inc.          64
  Insurance Risk Management Group, Inc.       100
Piedmont Metal Products, Inc.                  80

All material intercompany balances and transactions have been eliminated in consolidation.

1.  NOTES PAYABLE

A.  Bank Group Debt

The Company, working in cooperation with its primary lenders, collectively known as the "Bank Group", continues its efforts toward completing the repayment of the Bank Group debt. A brief synopsis of this situation is a follows:

In 1991, the Company, defaulted on a loan and security agreement with its then primary lenders (referred to as the "Bank Group" throughout this document). At July 31, 1993, the balance owed on Bank Group Notes was approximately $21 million. After a series of transactions involving the four original primary lenders, the Bank Group ultimately became NationsBank, N.A. and the Federal Deposit Insurance Corporation, which own 82% and 18%, respectively, of the outstanding Bank Group notes.

On September 14, 1993, the Company entered into a Debt Restructuring Agreement providing for a discounted payoff of Bank Group notes together with the issuance of Company stock in an amount which would depend upon the amount of the discount allowed. The Company commenced to perform under the Debt Restructuring Agreement, and during Fiscal Year 1994 the Company paid approximately $2 million to the Bank Group, but was unable to meet the payment schedule. At July 31, 1994, the balance owed on Bank Group notes was approximately $20.5 million plus accrued interest.

On November 30, 1994, the Company and the Bank Group entered into an Amended and Restated Debt Restructuring Agreement, which modified the schedule of payments and the amount and form of the equity to be issued. The Amended and Restated Debt Restructuring Agreement provided for satisfaction of Bank Group notes upon payment of $11.5 million after August 1, 1994, with $6.957 million to be forgiven if the Company paid $8 million by January 31, 1995 (the "Initial Discount"). Upon final satisfaction of Bank Group debt, the Bank Group would receive a $500,000 convertible subordinated debenture which would be convertible into 18% of the outstanding stock of the Company.

The Company and Bank Group subsequently reached an agreement dated July 21, 1995, which extended the payment schedule through December 31, 195, and provided that if the company paid $7.5 million by July 31, 1995, the Bank Group would forgive $6.6 million, with the balance of the Initial Discount to be allowed upon the payment of $8 million by September 30, 1995. The Company paid $7.5 million by July 31, 1995 and received $6.6 million in debt forgiveness in Fiscal Year 1995, which was reflected on the Fiscal Year 1995 Consolidated Financial Statements as Gain on Extinguishment of Debt. Due to the substantial payments as well as the debt forgiveness, the balance owed on Bank Group notes at July 31, 1995 has been reduced to approximately $8.5 million plus accrued interest of about $500,000.

The Company met the $8 million threshold discussed above and it received the balance of the Initial Discount of $348,000 during the first quarter of Fiscal Year 1996, which was reflected in the Condensed Consolidated Statement of Operations for the three months ended October 31, 1995 as Gain on Extinguishment of Debt. The Company continued its efforts to pay the balance owed under the Agreement by December 31, 1995, but was unable to meet the deadline.

The Company and Bank Group negotiated and entered into a Second Modification to Amended and restated Debt Restructuring Agreement in February, 1996, which provided for an extension of the payment schedule through April 30, 1996, in consideration of increasing the payoff amount from $11.5 million to $11.65 million. Through July 31, 1996, the Company paid approximately $8.3 million. At July 31, 1996, the balance owed on Bank Group notes was approximately $7.3 million plus accrued interest of $1.4 million.

During the first quarter of Fiscal 1997, the Company made a proposal to the Bank Group which provided for an extension of the payment schedule in consideration of increasing the payoff amount from $11.65 to $11.825 million, with the final payoff due March 31, 1997 to come from an asset based loan, an increase in the Company's existing real estate loan discussed below, and the continued liquidation of the assets of closed operations by March 31, 1997.

The Company continues to negotiate the final terms and conditions of the Bank Group payoff. During the second quarter of Fiscal 1997, the Company entered into a non-binding agreement with NationsBank and which they, as agent for the Bank Group, agreed to recommend to the FDIC and which is pending FDIC approval. The agreement provided that the final payoff will be effected on the terms explained in the prior paragraph with the exception that the Bank Group debenture will be convertible into 20% of the outstanding stock of the Company instead of the 18% previously agreed. The net impact of this change is that future earnings of the Company will be diluted by 2.5%.

A replacement asset-based lender, who is acceptable to the Bank Group, has been identified and the majority of the terms and conditions required by the replacement lender have been met. If the settlement is consummated, the Company would be free and clear of Bank Group debt and the Company would receive of the balance of the debt forgiveness upon closing of the asset based loan.

B.  Real Estate Loan

The Company currently owes NationsBank of Virginia, N. A., approximately $1.6 million plus accrued interest of approximately $200,000 on a real estate loan secured by the Company's real estate in Prince William County, Virginia and Fairfax County, Virginia. The Company and the lender are now working to negotiate a new real estate loan.

C.  Industrial Revenue Bond

In September 1987, the Company was granted an Industrial Revenue Bond (IRB) by the City of Richmond not to exceed $2,000,000 for the purpose of acquiring land and facilities located in the City.

The Company currently is not in compliance with all the covenants contained in the IRB, generally relating to the Company's overall financial condition. As of January 31 1997, approximately $1.5 million was still owed on the debt. A portion of the property covered by the IRB is now leased to a non-affiliated
third party, and the rent is paid directly against the IRB.   No action to
accelerate the obligation has been taken by the lender.

2.  ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:
                                             January 31,       July 31,
                                                1997             1996
Accounts Receivable:
  Contracts:
    Open accounts                           $ 7,024,085       $ 8,645,575
    Retainage                                   914,53            689,144
  Trade                                      1,508,217          1,396,207
  Contract claims                              747,285            886,647
  Other                                        611,691            221,202
  Allowance for doubtful accounts             (736,826)          (953,921)
Total accounts receivable                   10,068,990         10,884,854

Notes Receivable                               222,582            225,000

Total Accounts and Notes Receivable        $10,291,572        $11,109,854

Included in the above amount at January 31, 1997 is approximately $732,000 that is not expected to be received within one year.

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

The costs of materials and supplies are accounted for as assets for financial statement purposes. These costs are written off when incurred for Federal income tax purposes. The items are taken into account in the accompanying statements as follows:


                                              January 31,       July 31,
                                                  1997          1996
Equipment held for resale                     $   42,786    $   42,786
Expendable construction equipment and
  tools, at average  cost which does
  not exceed  market value                       803,556       801,039
Materials, structural steel, metal decking,
  and steel cable at lower of cost or
  estimated market value                       1,326,259       927,038
Supplies at lower of cost or
  estimated market value                         398,341       398,490
                                              $2,570,942    $2,169,353

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

5.  RELATED-PARTY TRANSACTIONS

Certain shareholders owning 18.3% of the outstanding stock of the Company own 67.49% of the outstanding stock of Williams Enterprises of Georgia, Inc. Intercompany billings to and from this entity and other affiliates were approximately $600,000 for the six months ended January 31, 1997.

Certain shareholders owning 13.8% of the outstanding stock of the Company own 100% of the stock of Williams and Beasley Company. Intercompany billings to and from this entity during the six months ended January 31, 1997 were $371,000.

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

On September 15, 1996, Mr. Pribyla died. The Company reached an agreement with the judgment holder to settle the dispute, provided a number of conditions are met. This agreement has been informally extended and management expects the judgment holder will close the settlement in connection with the Bank Group settlement and the Asset-Based Loan discussed elsewhere in this document. If the conditions are not met, the Company may either seek an extension of the forbearance agreement or proceed with the aforementioned appeal.

Precision Components Corps

The Company is party to a suit by Industrial Alloy Fabricators, Inc. and Precision Components Corps. against Williams Industries, Inc. and IAF Transfer Corporation, filed in the Circuit Court for the City of Richmond, Law No. 96B02451. The Company retained counsel to respond to the suit and filed a counterclaim seeking reimbursement of damages caused by the plaintiffs. The Company intends to aggressively defend this claim. Management believes that the ultimate outcome of this matter will not have a material adverse impact on the Company's financial position or results of operations.

FDIC

The Company was party to a guaranty under which the FDIC claimed that the Company was responsible for 50% of the alleged deficiencies on the part of Atchison & Keller, Inc., the borrower. Suit was filed against the Company for $350,000, but the FDIC accepted the Company's proposal to settle the matter. In the settlement, the Company was to issue a $100,000 convertible debenture under which the FDIC would receive 110,000 shares of unregistered stock. This settlement had not yet been formalized when a management change occurred at the FDIC. The Company requested that the FDIC seek approval of a modification which would allow the Company to redeem the unregistered shares for a number of registered shares which would depend on their value at the time of issuance. The FDIC rejected the Company's proposal.
Management has decided to go forward with the settlement as previously agreed. It is expected that the settlement will be concluded during the third quarter.

Foss Maritime

The Company's subsidiary, Williams Enterprises, Inc., was named a third party defendant in a suit pending in the U.S. District for the Western District of Washington, Foss Maritime v. Salvage Assn. v. Williams Enterprises & Etalco,
#C95-1835R.   The suit arises from damage in transit to cargo which was
shipped from Charleston, SC to Bremerton, WA. Williams Enterprises was hired by Foss Maritime to sea-fasten the cargo according to a design by Etalco, and the Salvage Association was hired to conduct a marine survey prior to the voyage. The Salvage Association filed the Third-Party Complaint, alleging that Williams Enterprises was negligent in the performance of its work. The damages claimed are approximately $3.6 million, which was paid by the Cargo Insurance carrier. Williams Enterprises' exposure under its own liability coverage is $100,000, but the Company believes that this insurance is not involved because the agreement between Foss and Williams Enterprises was that Williams Enterprises would be a named insured on the Cargo Insurance policy with a "waiver of subrogation" endorsement. Although Foss failed to have Williams Enterprises named on the policy, management believes that Foss will be responsible for any damage or expense incurred by Williams Enterprises.
In addition, the Company disputes that it was in anyway responsible for the damage. Management believes that the ultimate outcome will not have a material adverse impact upon the Company's financial position or results of operations.

General

The Company is also party to various other claims arising in he ordinary course of its business. Generally, claims exposure in the construction services industry consists of workers compensation, personal injury, products' liability and property damage. The Company believes that its insurance accruals, coupled with its excess liability coverage, is adequate coverage for such claims.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Williams Industries, Inc., once again is reporting profitable operations, none of which resulted from extraordinary or unusual, non-recurring transactions. The company is still working to finalize arrangements for Bank Group Debt repayment.

The core companies, Greenway Corporation, Piedmont Metal Products, Inc., Williams Bridge Company, Williams Equipment Corporation, and Williams Steel Erection Company, Inc., represent the Company's current business focus. These companies, from an aggregate operating perspective, are enhancing the on-going value of Williams Industries, Inc. and are establishing a base for future growth. Going forward, core profit levels must be of a magnitude capable of offsetting any losses incurred by the parent or the supporting subsidiaries.

The core companies' efforts are augmented by Construction Insurance Agency, Inc., Insurance Risk Management Group, Inc., the Williams Industries Insurance Trust, and Capital Benefit Administrators, Inc., which provide necessary services both for the core companies and outside customers.

WII Realty Management, Inc. was established during the second quarter to own and manage the Company's real estate assets. The company has transferred its Fairfax and Prince William County, Virginia real estate to this subsidiary. Management believes that the separation of its real estate assets will result in better and more efficient management of these assets.

In addition to the assets that the Company will retain and use for its own operations or for rental, the Company also has certain assets which may not be part of its long range activities. These assets may be sold and the proceeds used to pay debt.

Financial Condition

The Company's overall financial position and operations, as presented in the accompanying Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheet, and Condensed Consolidated Statements of Cash Flows, continues to improve.

Substantial improvement was noted in construction revenue for the quarter ended January 31, 1997. A significant portion of this improvement can be attributed to the difference in two factors; the weather and the general construction marketplace. The severe winter weather of 1996 kept construction revenues down while the mild weather of the winter of 1997 has allowed work, for the most part, to continue without significant interruption. Additionally, there is more overall activity in the Company's traditional market areas.

For the three months ended January 31, 1997, the Company had a net profit of $200,921, or eight cents per share. While this may seem to be a poor result next to the $1,711,562, or $0.66 per share, of net profit in the second quarter of 1996, comparisons must be made which take into account the fact that the 1996 profit included approximately $2.2 million derived from the sale of land to the Virginia Department of Transportation.

Construction revenues increased from $3,284,227 for the three months ended January 31, 1996 to $5,578,513 for the three months ended January 31, 1997. Manufacturing revenues declined slightly from $2,531,503 for the three months ended January 31, 1996 to $2,504,730 for the three months ended January 31, 1997. "Other Revenue" declined from $2,679,121 for the three months ended January 31, 1996 to $248,171 for the quarter ended January 31, 1997 due primarily to the real estate transaction already discussed.

The shareholder's deficiency in assets, which was $3,298,337 in January 1996, has now been reduced to $1,804,996 as of January 31, 1997. The Company continues its efforts to finalize its Bank Group Debt repayment. Once Bank Group debt repayment is achieved, the Company believes it will return to a positive equity position. As soon as the Company returns to a positive equity position and other prerequisites are met, the Company intends take necessary steps for relisting on a major exchange. Preliminary work in this regard has already begun.

Bank Group Agreement

As detailed in Note 1 of the Notes to the Condensed Consolidated
Financial Statement included with this filing, the Company continues to work with its Bank Group. In order to obtain funds necessary to finalize the agreed upon repayment, the Company has been working to obtain an assetbased loan to be used to complete the Band Group Debt repayment. A replacement lender, who is acceptable to the Bank Group, has been identified and the lender's terms and conditions have essentially been satisfied.

Management believes that the Bank Group will continue to allow the Company sufficient time to make the necessary payments to retire the Bank Group debt.

Central Fidelity Bank

The Company is not in compliance with the covenants contained in its Industrial Revenue Bond on which approximately $1.5 million was outstanding as of January 31, 1997. No action to accelerate the obligation has been taken by the lender.

Bonding

Due to the Company's financial condition in recent years, the Company has limited ability to furnish payment and performance bonds for some of its contracts. The Company has been able to secure bonds for some of its projects; however, for the most part, the Company has been able to obtain projects without providing bonds. Management does not believe the Company has lost any significant work due to bonding concerns in recent years.

Liquidity

The Company continues to achieve improved operating results and has returned to profitable operations. Work continues to be strong in the Company's traditional marketplaces. The core companies, on aggregate, are producing the funds necessary to cover their operational expenditures. The proceeds from the sale of assets are being used to pay obligations to the Bank Group. Management believes that on-going operations will provide the cash necessary to finance day-to-day operations and to service its other debt.

Sale of Assets

On November 13, 1996, the Company, with the agreement of the Industrial Revenue Bond (IRB) holders in Richmond, Virginia, finalized the sale of an office building on the Richmond property which was part of the real estate encumbered by the IRB. The proceeds from this $210,000 sale were used to pay obligations related to the IRB.

Operations

The Company's core operations in manufacturing, construction and equipment leasing continue to be, on aggregate, profitable. Each of the core operations, which include Williams Equipment Corporation, Williams Steel Erection Company, Inc., Greenway Corporation, Williams Bridge Company, and Piedmont Metal Products, Inc., have seen their operating results improve along with overall improvements in their traditional market areas. Several of the core companies are also expanding their geographic base of operations a result of successful bids on competitive contracts.

The parent corporation, Williams Industries, Inc., WII Realty Management, Inc., and the Williams Industries Insurance Trust and its subsidiaries, which support core companies' activities, are the remaining active components of the Company.

Several former operations, including Williams Enterprises, Inc., and John F. Beasley Construction Company, have, for the most part, been sold or liquidated. However, each of these companies still has administrative activities, such as collection of receivables and payment of liabilities; therefore, their results will continue to be included in the overall results.

1997 Quarter Compared to 1996 Quarter
The second quarter of Fiscal 1997 was superior in almost every operating aspect to the second quarter of Fiscal 1996. Each of the core operations had an improvement in gross profit margins. All but one of the core operations saw a significant increase in overall revenue due to the superior weather in 1997 and the general strengthening of the construction market in traditional service areas.

On a percentage basis, Williams Steel Erection Company experienced the largest growth in its revenues, improving by more than 45% when the second quarter of Fiscal 1997 is compared to the second quarter of Fiscal 1996. The greatest improvement in gross profit margins, however, came at Williams Equipment Corporation, which saw a 49% improvement in Fiscal 1997 when the second quarters are compared.

Gross profit margins improved at all the core subsidiaries despite the fact that one, Williams Bridge Company, the Company's major manufacturing arm, had a slight decline in overall revenue for the second quarter of Fiscal 1997 when compared to the second quarter of Fiscal 1996. Williams Bridge had a small pre-tax loss, but continues to see an improvement in both its backlog and gross margins.

The remaining two core companies, Greenway Corporation and Piedmont Metal Products, both had improved results in revenues, gross profit and pre-tax profit. Greenway's gross profit improved by nearly 42%, while Piedmont's gross profit went up by more than 27% when the second quarter of Fiscal 1997 is compared to that of Fiscal 1996. Each of these operations also experienced significant increases in pre-tax profits.

Management believes that all the core companies will continue to benefit from the improvements in the construction marketplace which are occurring in all the Company's traditional market areas. The core companies will also benefit from the removal of the Bank Group debt. Once that obligation is satisfied, the Company should be able to obtain better financing terms, which in turn should allow the subsidiaries to increase their profit margins.

The combination of the reduction in interest expense and the removal of losses from operations which have been closed should allow the Company to continue to be operationally profitable in the future. However, the core companies' profits must be at a level to sustain the parent operation and any auxiliary services, such as the Williams Industries Insurance Trust.

Six Months Ended January 31, 1997 Compared to Comparable 1996 Period

The year-to-date comparisons are similar to those for the quarterly comparisons in that each of the core companies, with one exception, experienced an improvement in revenues, gross profit and pre-tax profit when the six months ended January 31, 1997 are compared to the six months ended
January 31, 1996.

For the six months ended January 31, 1997, Williams Steel Erection Company had a significant improvement in revenue which translated into increases in both gross profit and pre-tax profit. A portion of this increase is attributed to the subsidiary's decision to enter into joint venture arrangements with another local company to bid on major projects. One such joint venture was successful in obtaining the steel erection work for the MCI Center, a major new sports complex, in Washington, D. C.

The Company's two smallest core subsidiaries, Greenway Corporation and Piedmont Metal Products, have both had outstanding results when the six months ended January 31, 1997 is compared to the six months ended January 31, 1996. While Greenway's revenues increased by less than ten percent, its gross profit level improved by more than 30 percent. At Piedmont, both revenue and gross profit improved by approximately 33 percent.

Although management recognizes that the improved weather and market conditions of 1997 played a significant role in all of these improvements, it is also believed that the core companies have all become more effective in bidding and obtaining quality work while simultaneously developing cost-saving methods to produce the work once it is obtained. This belief is reflected by the reduction in costs in a number of significant areas, such as the purchase of raw materials, management of existing assets and the acquisition of replacement assets at highly competitive rates and terms.

Total revenue for the six months ended January 31, 1997 improved for both construction and manufacturing when compared to the six months ended January
31, 1996.   Manufacturing costs, however, actually declined on the higher revenue, which serves to illustrate management's belief that a number of factors besides weather and improved market conditions are contributing to the Company's overall profits.

It is also relevant to note that the results for the six months ended January 31, 1996 include the $2.2 million gain from the real estate transaction described in the quarter to quarter comparison and an additional $348,000 in gain on extinguishment of debt, which occurred as a result of debt forgiveness from the Bank Group. The results for the six months ended January 31, 1997 include no unusual items and only a third as much "Other" revenue when compared to the prior year.

BACKLOG

The Company's backlog of work under contract or otherwise believed to be firm as of January 31, 1997 was $17,040,369. It should be noted that two of the core companies, Greenway Corporation and Williams Equipment Corporation, perform work on a rapid response basis and therefore only have small amounts included in the backlog.

Management believes that the level of work in the core companies is sufficient to allow the Company to have adequate work for the remainder of the fiscal year and that most of the backlog will be completed within the next 12 months if contract schedules are followed.

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

On September 15, 1996, Mr. Pribyla died. The Company reached an agreement with the judgment holder to settle the dispute, provided a number of conditions are met. This agreement has been informally extended and management expects that the judgment holder will close the settlement in connection with the Bank Group settlement and Asset Based Loan discussed elsewhere. If the conditions are not met, the Company may either seek an extension of the forbearance agreement or proceed with the aforementioned appeal.

Precision Components Corp.

The Company is party to a suit by Industrial Alloy Fabricators, Inc. and Precision Components Corp. against Williams Industries, Inc. and IAF Transfer Corporation, filed in the Circuit Court for the City of Richmond, Law No. 96B02451. The Company retained counsel to respond to the suit and filed a counterclaim seeking reimbursement of damages caused by the plaintiffs. The Company intends to aggressively defend this claim. Management believes that the ultimate outcome of this matter will not have a material adverse impact on the Company's financial position or results of operations.

FDIC

The Company was party to a guaranty under which the FDIC claimed that the Company was responsible for 50% of the alleged deficiencies on the part of Atchison & Keller, Inc., the borrower. Suit was filed against the Company for $350,000, but the FDIC accepted the Company's proposal to settle the matter. In the settlement, the Company agreed to issue a $100,000 convertible debenture under which the FDIC would receive 110,000 shares of unregistered stock. This settlement had not yet been formalized when a management change occurred at the FDIC. The Company requested that the FDIC seek approval of a modification which would allow the Company to redeem the unregistered shares for a number of registered shares which would depend on their value at the time of issuance. The FDIC rejected the Company's proposal. Management has decided to go forward with the settlement as previously agreed. It is expected that the settlement will be concluded during the third quarter.

Foss Maritime

The Company's subsidiary, Williams Enterprises, Inc., was named a third party defendant in a suit pending in the U.S. District for the Western District of Washington, Foss Maritime v. Salvage Assn. v. Williams Enterprises & Etalco,
#C95-1835R.   The suit arises from damage in transit to cargo which was
shipped from Charleston, SC to Bremerton, WA.  Williams Enterprises was hired by Foss Maritime to seafasten the cargo according to a design by Etalco, and the Salvage Association was hired to conduct a marine survey prior to the voyage. The Salvage Association filed the Third-Party Complaint, alleging that Williams Enterprises was negligent in the performance of its work. The damages claimed are approximately $3.6 million, which was paid by the Cargo Insurance carrier. Williams Enterprises' exposure under its own liability coverage is $100,000, but the Company believes that this insurance is not relevant because the agreement between Foss and Williams Enterprises was that Williams Enterprises would be a named insured on the Cargo Insurance policy with a "waiver of subrogation" endorsement. Because Foss failed to have Williams Enterprises named on the policy, management believes that Foss will be responsible for any damage or expense incurred by Williams Enterprises. In addition, the Company disputes that it was in any way responsible for the
damage.   Management believes that the ultimate outcome will not have a material adverse impact upon the Company's financial position or results of operations.


General

The Company is also party to various other claims arising in the ordinary course of its business. Generally, claims exposure in the construction services industry consists of workers compensation, personal injury, products' liability and property damage. The Company believes that its insurance accruals, coupled with its excess liability coverage, is adequate coverage for such claims.

ITEM 2.  Changes In Securities

None

ITEM 3.  Defaults Upon Senior Securities

Bank Group

Williams Industries, Inc. and its subsidiaries are parties to a Credit and Security Agreement with NationsBank of Virginia, N.A. (f/k/a Sovran Bank, N.A.), NationsBank, N.A. (f/k/a American Security Bank, N.A.), and the FDIC as receiver for the National Bank of Washington and The Washington Bank of Virginia (the "Bank Group"). The Company and the Bank Group entered into an Amended and Restated Debt Restructuring Agreement dated as of November 30,
1994, to cure prior defaults.   Subsequently, in July 1995, the new schedule
was modified and additional time to repay the obligation was been granted.
Additional extension documents have been executed.   The Company and the
Bank Group continue to work together to finalize repayment of the obligation.


CENTRAL FIDELITY

The Company is not in compliance with the covenants contained in its Industrial Revenue Bond agreement on which approximately $1.5 million was outstanding as of January 31, 1997. No action to accelerate the obligation has been taken by the lender.

ITEM 4.  Submission of Matters to a Vote of Security Holders

On November 16, 1996, the shareholders of Williams Industries, Inc. elected a new board of directors. Elected were: William C. Howlett, R. Bentley Offutt, Dr. John Rasmussen, Frank E. Williams, Jr., and Frank E. Williams,
III. Under the terms of the Company's By-Laws, it is possible, if it is in the best interest of the corporation, that an additional member be added to the board during the course of the fiscal year. This additional member, who would be an "outside" director, could be added by the Board of Directors on an interim basis until the next vote of shareholders.

The results of the November 16, 1996 shareholder's election of directors are as follows:

Nominee                       For               Abstain
William C. Howlett            2,140,360         7,934
R. Bentley Offutt             2,140,360         7,934
Dr. John Rasmussen            2,140,360         7,934
Frank E. Williams, Jr.        2,140,318         7,976
Frank E. Williams, III        2,140,360         7,934

The shareholders also voted for the adoption of the 1996 Incentive Compensation Plan. The vote was as follows:

FOR                     AGAINST              ABSTAIN
2,047,776*	             62,350                38,168

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

March 10, 1997            /s/  Frank E. Williams, III

                          Frank E. Williams, III
                          President, Chairman of the Board
                          Chief Financial Officer