Form 10-Q
period 1997-04-30
WILLIAMS INDUSTRIES INC
filed 1997-06-09
CIK 107294

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                             FORM 10-Q

        Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


FOR QUARTER ENDED                            April 30, 1997

COMISSON FILE NO.                            0-8190

                   WILLIAMS INDUSTRIES, INC.
    (Exact name of registrant as specified in its charter)

           VIRGINIA                         54-0899518
(State or other jurisdiction of           (IRS Employer
incorporation or organization)          Identification No.)

2849 MEADOW VIEW ROAD, FALLS CHURCH, VIRGINIA       22042
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

                  Yes  X                  No

                            2,839,656
Number of Shares of Common Stock Outstanding at April 30, 1997


             WILLIAMS INDUSTRIES, INCORPORATED
           CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Unaudited)
                                         April 30,       July 31,
                                           1997            1996
                 ASSETS

Cash and cash equivalents                 1,798,700    1,300,867
Accounts and notes receivable            11,689,311   11,109,854
Inventories                               2,549,754    2,169,353
Costs and estimated earnings in
  excess of billings on
  uncompleted contracts                     702,212      620,199
Investments in unconsolidated affiliates  1,950,702    1,986,300
Property and equipment, net of
  accumulated depreciation and
  amortization                           10,939,799    9,452,326
Prepaid expenses and other assets         1,639,553    1,372,853

TOTAL ASSETS                             31,270,031   28,011,752

              LIABILITIES

Notes payable                            13,513,259   15,142,321
Accounts payable                          5,442,392    6,561,815
Accrued compensation, payroll taxes
  and amounts withheld from employees       781,396      853,923
Billings in excess of costs and
  estimated earnings on uncompleted
  contracts                               3,354,256    2,231,188
Other accrued expenses                    4,416,791    5,219,248
Income taxes payable                        140,018       96,000

    Total Liabilites                     27,648,112   30,104,495

Minority Interests                          160,036      131,371

STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

Common stock - $0.10 par value,
  10,000,000 shares authorized:
  2,839,656 and 2,576,017 shares
  issued and outstanding                    283,966      257,602
Additional paid-in capital               13,598,281   13,147,433
Retained (deficit)                      (10,420,364) (15,629,149)

    Total stockholders' equity
      (deficiency in assets)              3,461,883   (2,224,114)

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIENCY IN ASSETS)          31,270,031   28,011,752

              WILLIAMS INDUSTRIES, INCORPORATED
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited)
                       Three Months Ended      Nine Months Ended
                            April 30,              April 30,
                       1997        1996        1997        1996
REVENUE
  Construction       5,933,637   3,487,532  16,886,654  10,538,283
  Manufacturing      3,113,824   2,402,604   7,989,642   7,089,108
  Other                267,637     329,571   1,175,366   3,197,335
    Total Revenue    9,315,098   6,219,707  26,051,662  20,824,726

DIRECT COSTS
  Construction       3,796,929   2,036,574  10,715,221   6,482,670
  Manufacturing      2,267,868   1,703,442   5,576,172   4,975,394
    Total Direct
      Costs          6,064,797   3,740,016  16,291,393  11,458,064

GROSS PROFIT         3,250,301   2,479,691   9,760,269   9,366,662

EXPENSES
  Overhead             783,294     637,073   2,487,569   1,906,555
  General and
    Administrative   1,477,101   1,145,661   4,603,206   3,998,143
  Depreciation         263,417     245,268     766,246     718,432
  Interest             196,173     336,098     912,490   1,113,186
    Total Expenses   2,719,985   2,364,100   8,769,511   7,736,316

PROFIT BEFORE INCOME
TAXES, EQUITY
EARNINGS AND MINORITY
  INTERESTS            530,316     115,591     990,758   1,630,346

INCOME TAXES            48,000      25,000     116,000      50,000

PROFIT BEFORE EQUITY
IN EARNINGS AND
  MINORITY INTERESTS   482,316      90,591     874,758   1,580,346

  Equity in earnings
    of unconsolidated
    affiliates           9,380      10,880      14,690      62,330
  Minority interest
    in consolidated
    subsidiaries       (10,079)     (9,887)    (38,663)    (12,468)

PROFIT BEFORE
EXTRAORDINARY ITEM     481,617      91,584     850,785   1,630,208
EXTRAORDINARY ITEM
  Gain on
    extinguishment
    of debt          4,358,000        -      4,358,000     348,000

NET PROFIT           4,839,617      91,584   5,208,785   1,978,208

PROFIT PER COMMON
  SHARE
    Profit before
    extraordinary item    0.19        0.04        0.33        0.63
    Extraordinary item    1.68         -          1.68        0.14
PROFIT PER COMMON SHARE   1.87        0.04        2.01        0.77
PROFIT PER COMMON SHARE-
  ASSUMING FULL DILUTION
  (NOTE 1 )
  Profit before
    extraordinary item    0.17        0.03        0.31        0.62
    Extraordinary item    1.57         -          1.57        0.13
PROFIT PER COMMON SHARE-
  ASSUMING FULL DILUTION  1.74        0.03        1.88        0.75

                WILLIAMS INDUSTRIES, INCORPORATED
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                          Nine Months Ended
                                      April 30,       April 30,
                                        1997            1996
                                                       <C<
CASH FLOWS FROM OPERATING ACTIVITIES
Net profit                              5,208,785     1,978,208
Adjustments to reconcile net cash
  used in operating activities:
    Depreciation and amortization         766,246       718,432
    Gain on extinguishment of debt     (4,358,000)     (348,000)
    Gain on disposal of property,
      plant and equipment                (337,214)   (2,298,452)
    Minority interests in earnings         38,663        12,468
    Equity in earnings of
      unconsolidated affiliates           (14,690)      (62,330)
Changes in assets and liabilities:
    Increase in accounts and notes
      receivable                         (579,457)   (1,151,156)
    Increase in inventories              (380,401)      (15,147)
    Decrease in costs and estimated
      earnings related to billings
      on uncompleted contracts (net)    1,041,055     1,278,014
    Increase in prepaid expenses and
      other assets                       (266,700)     (527,821)
    Decrease in accounts payable       (1,119,423)     (260,385)
    (Decrease) increase in accrued
      compensation, payroll taxes, and
      amounts withheld from employees     (72,527)       29,825
    Decrease in other accrued expenses   (611,840)     (271,808)
    Increase in income taxes payable       44,018        33,506
NET CASH USED IN OPERATING ACTIVITIES    (641,485)     (884,646)

CASH FLOWS FROM INVESTING ACTIVITIES
    Expenditures for property,
      plant and equipment              (2,512,351)   (2,516,626)
    Proceeds from sale of property,
      plant and equipment                 595,846     3,427,548
    Purchase of minority interest            -          (22,900)
    Minority interest dividends            (9,998)       (6,278)
    Dividends from unconsolidated
      affiliate                            50,288        16,763
NET CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES                 (1,876,215)      898,507

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from borrowings            8,171,851     2,809,954
    Repayments of notes payable        (5,297,593)   (2,955,860)
    Issuance of common stock              141,275        55,980

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                  3,015,533       (89,926)

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                    497,833       (76,065)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                   1,300,867       819,735
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                         1,798,700       743,670

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
    Cash paid during the period for:
      Income taxes                         71,982        16,494
      Interest                          2,366,739     1,112,689


                  WILLIAMS INDUSTRIES, INCORPORATED
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           April 30, 1997

1.  SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES

  The accompanying condensed consolidated financial statements have been prepared in accordance with rules established by the Securities and Exchange Commission. Certain financial disclosures required to present the financial position and results of operations in accordance with generally accepted accounting principles are not included herein. The reader is referred to the financial statements included in the annual report to shareholders for the year ended July 31, 1996. The interim financial information included herein is unaudited. However, such information reflects all adjustments, consisting solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position as of April 30, 1997 and the results of operations for the three and nine months ended April 30, 1997 and 1996, and cash flows for the nine months ended April 30, 1997 and 1996.

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

  Earnings Per Share - Earnings per share are based on the weighted average number of shares outstanding during the year. Fully diluted earnings per share for the three and nine months ended April 30, 1997 and 1996 reflect the assumed conversion of convertible debentures.

  Basis of Consolidation - The condensed consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries, which are as follows:

     Subsidiary                              Percent
                                              Owned
     John F. Beasley Construction Company      100
     Greenway Corporation                      100
     Williams Bridge Company                   100
     Williams Enterprises, Inc.                100
     Williams Equipment Corporation            100
     WII Realty Management, Inc.               100
     Williams Steel Erection Company, Inc.     100
     Williams Industries Insurance Trust       100
       Capital Benefit Administrators, Inc      90
       Construction Insurance Agency, Inc.      64
       Insurance Risk Management Group, Inc.   100
     Piedmont Metal Products, Inc.              80

     All material intercompany balances and transactions have been eliminated in consolidation.


2.  NOTES PAYABLE

A.  Bank Group Debt

     The restructuring of the Bank Group Debt was concluded as of March 31, 1997 with the signing of documents between the Company, representatives of the Company's Bank Group, and CIT/Credit Finance Inc. Funding of the transactions occurred on April 2, 1997. The following is a summary of the transactions which enabled the closing to occur:

CIT:  The Company has entered into a Loan and Security
Agreement with The CIT Group/Credit Finance, Inc. for a credit facility of approximately $3 million. This loan requires monthly principal payments as well as interest at prime plus 2.5%. Payments are due on the first of each month starting May 1, 1997. The loan has a three year term. This loan is secured by the Company's equipment and receivable as well as subordinate deeds of trust on the real estate.

     At closing, the Company received an advance of $2.5 million from the CIT credit facility. These funds, along with funds already paid to the Bank Group, were used to pay the required amount of Bank Group Debt and other outstanding past due obligations of the Company.

NationsBank: The restructuring of the Bank Group Debt was concluded and all debt forgiveness granted. The debt forgiveness is reflected in the accompanying financial statements as "Gain On Extinguishment of Debt". In return for the debt forgiveness, the company has issued $500,000 of debentures which bear interest until paid or converted (into 20% of WMSI's outstanding stock). In the final restructuring of the Bank Group debt, the Bank Group and Real Estate loans were combined and the combined balance was reduced to $2.5 million, resulting in a "Gain on Extinguishment of Debt" of $4.358 million as of March 31, 1997. This loan is secured by first deeds of trust on all of the company's real property (with the exception of the Richmond facility encumbered by the Industrial Revenue Bond), and by certain other collateral not granted to CIT to secure the Company's new loan. The revised loan bears interest at 11%, and requires monthly payments based on a 20 year amortization. The loan is due and payable in full on December 31, 1997.

Pribyla: In order to obtain the CIT loan, the Company was required to reach agreement on several old legal issues. Most of the necessary settlements occurred in the first and second quarter of Fiscal 1997, but a settlement with Mrs. Karen Pribyla and the estate of Mr. Eugene Pribyla, regarding claims for excess medical expenses, coincided with the Bank Group closing. Under the company's settlement with Pribyla, the company issued a promissory note in the face amount of $744,000 which does not bear interest but allows a prepayment discount at a 10% annual rate. The value is approximately $524,000 at April 30, 1997. Payments are due on the first of each month starting May 1, 1997, $8,000 for the first three years, $9,000 for the following two years and $10,000 for the final two years. This note is secured by subordinate deeds of trust on the Company's Prince William
County and Fairfax County real estate.   Additionally, the
Company paid $205,000 in cash and issued 215,000 shares of the Company's common stock as part of the Pribyla settlement.

     As a result of the above mentioned transactions, the Company has satisfied all of the default issues in relation to the Bank
Group and is current under the terms and conditions of all of its debt.

B.  Real Estate Loan

     As described in Item A above, the Company's real estate loan has been modified in connection with the Bank Group settlement. The Company intends to obtain a replacement lender for the $2.5 million loan prior to December 31, 1997. It is anticipated that the new lender will offer the Company a standard real estate loan with an extended term.


C.  Industrial Revenue Bond

     The City of Richmond Industrial Revenue Bond (IRB) has been paid up to date as of April 30, 1997 as a result of the recent sale of the Richmond office building and the reimbursement of Central Fidelity Bank for taxes and fees. As of April 30, 1997, the IRB was approximately $1.47 million. This does not include a $200,000 payment which is currently held in an interest-bearing escrow account and will be applied against principal on August 1, 1997 according to the terms of the bond documents. The IRB is secured by the real estate in the City of Richmond. Principal payments are due in increasing amounts through the maturity of the bonds in 2008. A portion of the property covered by the IRB is leased by a non-affiliated third party.


3.  ACCOUNTS AND NOTES RECEIVABLE

     Accounts and notes receivable consist of the following:
                                   April 30,           July 31,
                                     1997                1996
Accounts Receivable:
  Contracts:
    Open accounts                $ 8,257,825         $ 8,645,575
    Retainage                        641,535             689,144
    Trade                          1,664,142           1,396,207
  Contract claims                    747,285             886,647
  Other                              933,322             221,202
  Allowance for doubtful
    accounts                        (779,798)           (953,921)

Total accounts receivable         11,464,311          10,884,854

Notes Receivable                     225,000             225,000

Total Accounts and Notes
  Receivable                     $11,689,311         $11,109,854

     Included in the above amount at April 30, 1997 is approximately $690,000 that is not expected to be received within one year.


4.  INVENTORIES

     Inventory of equipment held for resale is valued at cost, which is less than market value, as determined on a specific identification basis.

  The costs of materials and supplies are accounted for as assets for financial statement purposes. These costs are written off when incurred for Federal income tax purposes. The items are taken into account in the accompanying statements as follows:

                                      April 30,     July 31,
                                        1997          1996
Equipment held for resale          $   21,393    $   42,786
Expendable construction
  equipment and tools, at average
  cost which does not exceed
  market value                        799,551       801,039
Materials, structural steel, metal
  decking, and steel cable at
  lower of cost or estimated
  market value                      1,336,782       927,038
Supplies at lower of cost or
  estimated market value              392,028       398,490
                                   $2,549,754    $2,169,353


5.  CONTRACT CLAIMS

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


6.  RELATED-PARTY TRANSACTIONS

     Certain shareholders owning 18.3% of the outstanding stock of the Company own 67.49% of the outstanding stock of Williams
Enterprises of Georgia, Inc. Intercompany billings to this entity and its affiliates were approximately $941,000 for the nine months ended April 30, 1997.

     Certain shareholders owning 13.8% of the outstanding stock of the Company own 100% of the stock of Williams and Beasley
Company. Intercompany billings to and from this entity during the nine months ended April 30, 1997 were approximately $414,000.


7.  COMMITMENTS/CONTINGENCIES

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


FDIC

     The Company was party to a guaranty under which the FDIC claimed that the Company was responsible for 50% of the alleged deficiencies on the part of Atchison & Keller, Inc., the borrower. Suit was filed against the Company for $350,000, but the FDIC accepted the Company's proposal to settle the matter. In the settlement, the Company was to issue a $100,000 convertible debenture under which the FDIC would receive 110,000
shares of unregistered stock.   In March 1997, the Company closed
its settlement with the FDIC. Under the terms of the final Settlement Agreement, a cash payment of $25,000 was made at closing and the Company issued a $75,000 convertible debenture, which may be converted into 110,294 shares of common stock.


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

     On March 19, 1997, the court entered a Summary Judgment in favor of the Salvage Association and against Foss Maritime. This effectively ends the case against Williams Enterprises because the claim was a third-party claim brought by the Salvage Association. However, Foss has filed an appeal with the U.S. Court of Appeals for the Ninth Circuit, so the case remains
active until a disposition of the appeal.   Management believes
that the ultimate outcome will not have a material adverse impact upon the Company's financial position or results of operations.


Koppleman

     The Company has been named a defendant in an action filed in the Circuit Court for the City of Baltimore, Maryland, by the estate of Joseph Koppleman. The suit seeks in excess of $2 million in damages for fraud and other asserted causes of action. The case results from an injury award in favor of Koppleman against Harbor Steel Erectors, Inc. and Arthur Phillips & Company, Inc. (the "Original Judgment Debtors") in the amount of $270,600, entered in 1995. The claim resulted from an injury to Mr. Koppleman in 1989. The claim falls within the deductible of
the applicable insurance policy.   Because of the plaintiff's
failure to collect their judgment against the Original Judgment Debtors, this action has been filed, naming as defendants the Company, numerous present and former subsidiaries, the insurance carrier, and the insurance broker who were involved in the creation of the insurance arrangement. Management believes that this case is groundless and that the conduct of the underlying litigation was appropriate. The Company has retained counsel and intends to defend this matter aggressively. Management believes that the ultimate outcome will not have a material adverse impact upon the Company's financial position or results of operations.


General

  The Company is also party to various other claims arising in he ordinary course of its business. Generally, claims exposure in the construction services industry consists of workers compensation, personal injury, products' liability and property damage. The Company believes that its insurance accruals, coupled with its excess liability coverage, is adequate coverage for such claims.


8. NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards (SFAS) No. 128
"Earnings Per Share" was recently issued by the Financial
Accounting Standards Board. SFAS No. 128 is effective for periods ending after December 15, 1997 and early adoption is not permitted.

     SFAS No. 128 requires the Company to compute and present a basic and diluted earnings per share. Had the Company computed earnings per share in accordance with SFAS No. 128 for the quarter ended April 30, 1997, there would be no material difference in the reported earnings per share.


Item 2.  Management's Discussion and Analysis of
Financial Condition and Result of Operations


General

     The financial condition of Williams Industries, Inc. improved dramatically during the third quarter of Fiscal 1997 as the Company completed debt restructuring with its Bank Group and cured all outstanding defaults. Details of these transactions are included in the Notes to the Condensed Financial Statements. In addition to the $4,358,000 Bank Debt forgiveness discussed in the Notes and reflected as "Gain on Extinguishment of Debt" in the Financial Statements, the Company also reported on-going profitable operations which were not a result of extraordinary transactions. These profits are being generated by the aggregate results of the Company's core subsidiaries, Greenway Corporation, Piedmont Metal Products, Inc., Williams Bridge Company, Williams Equipment Corporation, and Williams Steel Erection Company, Inc.

     With a few exceptions, the Company has essentially sold all the assets that are not part of its long-range activities. The remaining assets will be used in Company businesses or for rental purposes.

Financial Condition

     The third quarter of Fiscal 1997 culminated the Company's lengthy efforts to restructure its debt and cure the Bank Group and real estate loan defaults. With the Bank Group settlement and the accompanying debt forgiveness, as shown in the accompanying financial statements, the Company has returned to a positive equity position and is now in compliance with the covenants of its various loan agreements.

     A number of other issues which had the potential to impact the Company's future earnings have also been resolved. The settlement and quantification of expense and exposure to old legal issues such as Pribyla, as described in the accompanying Notes to Condensed Consolidated
Financial Statements, enables the Company to be in a much stronger position going forward. Uncertainties that could have impacted the Company's financial posture have essentially been removed, enabling management, potential creditors and customers to have a much clearer picture of the Company's future.

     For the three months ended April 30, 1997, the Company had a net profit of $4,839,617 or $1.74 per share. This compares to $91,584 or three cents per share for the comparable quarter in 1996. Although $4,358,000 of the 1997 profit is attributable to debt forgiveness, $481,617 is a result of operations. It is also significant to note that the earnings per share are shown assuming full dilution, which includes the dilution that occurred with the unregistered shares committed to the Bank Group (approximately 750,000 shares), the Pribyla settlement (215,000 shares), and the FDIC settlement (110,294).

     Despite the dilutive effects of the above mentioned convertible warrants, the Company's equity position was greatly enhanced as a result of these transactions. A combination of events in the third quarter, most specifically dealing with the issuance of debentures and debt forgiveness described elsewhere in this documents, have given the Company a positive equity position of $3,461,883 as of April 30, 1997. Management had hoped that the combination of transactions would have raised the equity in excess of $4 million, the amount required for NASDAQ relisting, but under generally accepted accounting principles this will not occur until the Bank Group debentures are actually converted and the debt retired. At the time the Bank Group debentures are converted, the Company will experience an increase in equity of approximately $1.2 million. While management does not control the conversion, every effort will be made to see that the Company derives the benefits of these transactions as promptly as possible. The goal of relisting on NASDAQ is paramount in management's thinking and a variety of efforts, including enhanced operational results, will be employed to meet the relisting requirements as soon as practical without compromising the Company's long-term posture.

     In addition to the significant strides made in removing Bank Group Debt and curing defaults, the Company had an outstanding operational quarter. Core operations (those of Greenway, Piedmont, Williams Bridge, Williams Equipment, and Williams Steel) saw an increase of 52% in total revenues for the third quarter of Fiscal 1997 when compared to the similar quarter in Fiscal 1996. Part of this increase was attributable to the mild weather in the winter of 1997 as comparable to the severe weather in the winter of 1996, but, for the most part, the increases were due to the overall increases in activity in the Company's traditional market areas.

     To the best of management's knowledge, the Company is now in compliance with its lenders. Central Fidelity Bank, the agent on the Company's Industrial Revenue Bond (IRB) related to the Richmond property, is now in the process of reviewing the covenants contained in the IRB to make sure that the Company's new loan agreements fully satisfy all requirements of the IRB relating to the parent Company's financial position. Approximately $1.47 million remained on this obligation as of April 30, 1997. This does not include a $200,000 payment which is currently held in an interest-bearing escrow account and which will be applied against principal on August 1, 1997 according to the terms of the bond documents.

Bonding

     The Company's ability to furnish payment and performance bonds is improving along with its financial condition, but essentially all of its projects have been obtained without providing bonds. Management does not believe the Company has lost any significant work due to bonding concerns in recent years.

Liquidity

     The Company's liquidity position has improved. On-going operations continue to provide the cash necessary to finance day-to-day operations and to service the restructured debt.

Sale of Assets

     During the quarter, several large pieces of equipment were sold for a total value of $543,000 and resulted in a gain of approximately $337,000. Of this amount, approximately $325,000 was paid to CIT against the Company's new credit facility.

Operations

     Each of the Company's core operations has benefited from the increased activity in the construction marketplace as well as the improved financial condition of the parent corporation. Once the parent cured its defaults, the subsidiaries found it much easier to obtain new equipment or supplies based on their own results and profitability. This trend is expected to continue and leads to further improved results through reduced finance costs and the more efficient delivery of services through enhanced capabilities.

     The remaining administrative activities of operations that have been liquidated continue to be included in the Company's overall results, but they had minimal negative impact on this quarter's results. It is anticipated that their impact going forward will continue to be a small component of the overall results until such time as all the administrative activities are formally concluded.

1997 Quarter Compared to 1996 Quarter

     The third quarter of Fiscal 1997 was a tremendous improvement over the same quarter of the prior year.
Overall revenues, gross profit and pre-tax profits increased on an aggregate basis for the core companies and the parent Company received $4,358,000, previously described, in debt
forgiveness.   Overall profit before Extraordinary Items
increased from $91,584 in the quarter ended April 30, 1996 to $481,617 in the quarter ended April 30, 1997. Approximately $140,000 of this increase is the result of an over accrual of Bank Debt interest. Because of the milder weather in the third quarter of Fiscal 1997 as compared to the third quarter of Fiscal 1996, the core companies were not only able to do more work, but they were able to do so both at higher gross profit and pre-tax profit levels.

     Williams Steel Erection Company continued to lead the core companies in total revenue, nearly doubling its revenue from the third quarter of Fiscal 1996 to the third quarter of Fiscal 1997. Gross profits and pre-tax profits also increased significantly. This subsidiary has been highly visible in its work at the MCI Arena in downtown Washington, D.C. as well as its semi-conductor plant work in Manassas and Richmond, Virginia. The company is also doing work in the construction of the new National Airport terminal and several area high schools, including the massive Montgomery Blair High School in Montgomery County, Maryland.

     Williams Bridge Company, which has experienced difficulties in the bridge fabrication market in recent years, also had improved results during the third quarter of
Fiscal 1997.   The company saw improvements in its revenue,
gross profit and pre-tax profit. The company's pre-tax profit for the quarter marks a significant turnaround over the prior year's comparable loss and is attributable to reduced costs in acquiring materials and in working more hours in the company's two facilities. An increase in work available to bid through a geographic expansion in the company's area of service is also cited as a contributing factor to the company's improvement.

     The Company's equipment rental and rigging subsidiaries, Greenway Corporation and Williams Equipment Corporation, both saw increases in revenue and gross profit, although a portion of Greenway's increase came from the sale of equipment. The rental market continues to be very active and both companies are acquiring new equipment in order to stay abreast of the competition. Increased activity in the construction marketplace in the companies traditional market areas has resulted in some new "outside" competition in the equipment rental markets and both subsidiaries are working to retain old business and acquire new customers.

     The remaining core company, Piedmont Metal Products, had a small dip in revenue for the third quarter of Fiscal 1997 when compared to the third quarter of Fiscal 1996, but the company continues to enjoy improved gross profits and pre-tax profits. In order to handle work more efficiently and increase its capabilities, the company completed construction and payment for a sand-blasting facility and a paint shop during the quarter.

     While aggregate core results appear to be at a level for each company to sustain its own operations, the core companies' profits must continue at a level not only to cover their own obligations, but also the parent operations and restructured debt. Management believes that the combination of debt reduction, the parent's improved financial position, and the improvement in the overall construction market has reached a level where the Company should continue to be operationally profitable on a quarter to quarter basis. However, due to the unpredictability of the weather, the degree of profitability is always susceptible to large fluctuations from quarter to quarter.


Nine Months Ended April 30, 1997 Compared to Comparable 1996
Period

     Comparing the nine months ended April 30, 1997 to the nine months ended April 30, 1996 is more complex than the quarter to quarter comparison for a variety of reasons. The nine-month numbers in both 1996 and 1997 include a number of "non-routine" or extraordinary activities or revenue attributable to difference sources other than routine operating profit. For example, the $3,197,335 in "Other"

Revenue in 1996 includes approximately $2 million that was derived from the sale of the Company's real property in Manassas, Virginia to the Commonwealth of Virginia for highway right-of-way. By comparison, the 1997 "Other" revenue amount $1,175,366 includes $600,000 paid to the John F. Beasley Construction Company, and subsequently to the Bank Group through the Bankruptcy Court, as a result of life insurance policies held on Mr. Eugene Pribyla. Neither of these events is likely to recur and therefore emphasis should be placed on operational activity.

     For the nine months ended April 30, 1996, the total construction and manufacturing revenue, which included some subsidiaries that are now defunct, was $17,627,391. By contrast, for the nine months ended April 30, 1997, a smaller number of subsidiaries produced $24,876,296, or a more than 40 percent increase in revenue.

     Extraordinary transactions or sales in both years are highly complicated. For details of these events, refer to the Notes to Condensed Consolidated Financial Statements accompanying this documents and the Notes which accompanied the Company's prior filings, most notably the 1996 10-K in which all prior transactions were explained in detail.

     For purposes of simplicity, comparing the profit before extraordinary items of $850,785 for the third quarter of Fiscal 1997 to the $1,630,208 in the third quarter of Fiscal 1996, keeping in mind the previously mentioned 1996
$2 million real estate transaction, shows just how dramatic the swing in profitability has been. To compare the extraordinary items, for the nine months ended April 30, 1997, the profit per fully diluted share was $1.57 as compared to the $0.13 per fully diluted share for the nine months ended April 30, 1996.

     Revenues for the nine months ended April 30, 1997 are ahead of projected levels and expenses have been kept to
reasonable and customary levels.   From a core company
aggregate operating perspective, revenues, gross profit and pre-tax profit all increased when the nine months are compared. While Williams Bridge Company did have a loss for the nine-month period, the company substantially reduced its losses when compared to the same period in the prior year. All other core operations were profitable on a nine-month basis.

     Management believes that the removal of Bank Group Debt will greatly benefit both the parent and subsidiary operations. As a consequence of better financing terms, the subsidiaries should be able to increase their profit margins and become more competitive in the marketplace, thereby increasing their revenues.


BACKLOG

     The Company's backlog of work under contract or otherwise believed to be firm as of April 30, 1997 was $12,197,690. This number is a reduction from the prior quarter and reflects the tremendous amount of work completed during the third quarter. Both Greenway Corporation and Williams Equipment Corporation perform work on a rapid response basis and therefore only have a small portion, if any, of their work included in the backlog.

     Management would like to see the Company's backlog increase in the coming months, but nevertheless believes the level of work in the core companies is sufficient to carry the company well into Fiscal 1998. Most of the backlog will be completed within the next 12 months if contract schedules are followed.

Management

     The restructuring and repayment of the Bank Group Debt removed a major obstacle for management, who can now focus more completely on operational activities. The relisting of the Company's stock on NASDAQ becomes a high priority, as does consistently improving consolidated results. With Bank Group repayment, management can now spend more concentrated effort on strategic planning for the future and development of long-range goals for growth rather than on survival.


PART II

ITEM 1.  Legal Proceedings


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


FDIC

     The Company was party to a guaranty under which the FDIC claimed that the Company was responsible for 50% of the alleged deficiencies on the part of Atchison & Keller, Inc., the borrower. Suit was filed against the Company for $350,000, but the FDIC accepted the Company's proposal to settle the matter. In the settlement, the Company was to issue a $100,000 convertible debenture under which the FDIC
would receive 110,000 shares of unregistered stock.   In
March 1997, the Company closed its settlement with the FDIC. Under the terms of the final Settlement Agreement, a cash payment of $25,000 was made at closing and the Company issued a $75,000 convertible debenture, which may be converted into 110,294 shares of common stock.


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

     On March 19, 1997, the court entered a Summary Judgment in favor of the Salvage Association and against Foss Maritime. This effectively ends the case against Williams Enterprises because the claim was a third-party claim brought by the Salvage Association. However, Foss has filed an appeal with the U.S. Court of Appeals for the Ninth Circuit, so the case remains active until a disposition of
the appeal.   Management believes that the ultimate outcome
will not have a material adverse impact upon the Company's financial position or results of operations.


Koppleman

     The Company has been named a defendant in an action field in the Circuit Court for the City of Baltimore, Maryland, by the estate of Joseph Koppleman. The suit seeks in excess of $2 million in damages for fraud and other asserted causes of action. The case results from an injury award in favor of Koppleman against Harbor Steel Erectors, Inc. and Arthur Phillips & Company, Inc. (the "Original Judgment Debtors") in the amount of $270,600, entered in 1995. The claim resulted from an injury to Mr. Koppleman in 1989. The claim falls within the deductible of the
applicable insurance policy.   Because of the plaintiff's
failure to collect their judgment against the Original Judgment Debtors, this action has been filed, naming as defendants the Company, numerous present and former subsidiaries, the insurance carrier, and the insurance broker who were involved in the creation of the insurance arrangement. Management believes that this case is groundless and that the conduct of the underlying litigation was appropriate. The Company has retained counsel and intends to defend this matter aggressively. Management believes that the ultimate outcome will not have a material adverse impact upon the Company's financial position or results of operations.


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


ITEM 2.  Changes in Securities

     The effect of stock issued during the current fiscal year is reflected in the profit per common share on a weighted average basis, based on the date of issuance. As of April 30, 1997, the number of shares issued and outstanding was 2,839,656, and the weighted average number of shares used to calculate profit per common share is 2,586,908.

     The dilutive effect of commitments to issue shares, in addition to other stock issued during the current fiscal year, is included in the profit per common share-assuming full dilution on a weighted average basis, based on the date of issuance or commitment. For instance, of the stock committed to the Bank Group as of March 31, 1997, approximately 750,000 shares was outstanding for approximately 10% of the nine months ended April 30, 1997, so the dilutive impact of that commitment is approximately 75,000 shares. As of April 30, 1997, the aggregate number of common shares issued and committed was approximately 3,775,000 and the weighted average number of shares used to calculate profit per common share assuming full dilution is 2,777,020.

     In connection with the debt restructuring and settlement discussed in Item 2 and Note 1 to the Financial Statements, the Company has issued the following securities, also discussed above in the weighted averages, which have not yet been registered under the Securities Act of 1933 in reliance upon the exemptions provided by Section 4(2) of, and Regulation D adopted under, that Act.

1. A $410,000 convertible debenture bearing interest at Prime +2.5%, maturing February 1, 2001, was issued on March 31, 1997, to NationsBank, N.A., convertible into 16.4% of the Company's stock, which on April 30, 1997, would have been approximately 619,000 shares.

2.  A $90,000 convertible debenture bearing interest at Prime
+2.5%, maturing February 1, 2001, was issued to the FDIC as Receiver for the National Bank of Washington and the Washington Bank of Virginia, convertible into 3.6% of the Company's stock, which on April 30, 1997, would have been approximately 136,000 shares

3.  215,000 Shares of the Company's stock were issued as of March
31, 1997, to or on account of Karen Pribyla and the Estate of Eugene Pribyla.

4. A non-interest bearing convertible debenture in the face amount of $75,000, due August 1, 1998, was issued on March 24, 1997, to the FDIC as receiver for the Washington Bank of Virginia. This debenture is convertible into 110,294 shares of the Company's stock.

5.  A $100,000 convertible debenture bearing interest at Prime
+1.5% but no less than 10% per annum, maturing August 1, 1998, was issued on May 3, 1995 to First Tennessee Equipment Finance
Corporation. This debenture is convertible into common stock at the rate of $1.43 per share (70,000 shares).


ITEM 3.  Defaults Upon Senior Securities

    None.


ITEM 4.  Submission to a Vote of Security Holders

    None.

ITEM 5.  Other Information

    None

ITEM 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits

          EX 4.A   FDIC (Atchison and Keller) Debenture

          EX 4.B   FDIC (Bank Group) Debenture

          EX 4.C   NationsBank Debenture

          EX 27    Financial Data Schedule for Nine Months
                   Ended April 30, 1997

          EX 99.A  Bank Group Settlement Agreement

          EX 99.B  CIT Loan Agreement


    (b) Reports on Form 8-K

          A report on Form 8-k was filed April 2, 1997.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             WILLIAMS INDUSTRIES, INCORPORATED

June 6, 1997                    /s/  Frank E. Williams, III
                                Frank E. Williams, III
                                President, Chairman of the
                                Board
                                Chief Financial Officer