Form 10-Q/A
period 1997-04-30
WILLIAMS INDUSTRIES INC
filed 1997-10-17
CIK 107294

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                             FORM 10-Q/A

     Amended Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


FOR QUARTER ENDED                            April 30, 1997

COMMISSON FILE NO.                            0-8190

                   WILLIAMS INDUSTRIES, INC.
    (Exact name of registrant as specified in its charter)

           VIRGINIA                         54-0899518
(State or other jurisdiction of           (IRS Employer
incorporation or organization)          Identification No.)

2849 MEADOW VIEW ROAD, FALLS CHURCH, VIRGINIA       22042
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

             WILLIAMS INDUSTRIES, INCORPORATED
           CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Unaudited)
                                         April 30,       July 31,
                                           1997            1996
                                      (As restated)
                 ASSETS

Cash and cash equivalents                $ 1,798,700  $ 1,300,867
Accounts and notes receivable, net        11,689,311   11,109,854
Inventories                                2,549,754    2,169,353
Costs and estimated earnings in
  excess of billings on
  uncompleted contracts                      702,212      620,199
Investments in unconsolidated affiliates   1,950,702    1,986,300
Property and equipment, net of
  accumulated depreciation and
  amortization                            10,939,799    9,452,326
Prepaid expenses and other assets          1,639,553    1,372,853
Deferred income taxes                      1,800,000         -

TOTAL ASSETS                             $33,070,031  $28,011,752

              LIABILITIES

Notes payable                            $13,513,259  $15,142,321
Accounts payable                           5,442,392    6,561,815
Accrued compensation, payroll taxes
  and amounts withheld from employees        781,396      853,923
Billings in excess of costs and
  estimated earnings on uncompleted
  contracts                                3,354,256    2,231,188
Other accrued expenses                     3,747,471    5,219,248
Income taxes payable                         140,018       96,000

    Total Liabilities                     26,978,792   30,104,495

Minority Interests                           160,036      131,371

STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

Common stock - $0.10 par value,
  10,000,000 shares authorized:
  2,839,656 and 2,576,017 shares
  issued and outstanding                     283,966      257,602
Additional paid-in capital                15,706,538   13,147,433
Accumulated deficit                      (10,059,301) (15,629,149)

    Total stockholders' equity
      (deficiency in assets)               5,931,203   (2,224,114)

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIENCY IN ASSETS)          $33,070,031  $28,011,752

         See notes to condensed consolidated financial statements.

              WILLIAMS INDUSTRIES, INCORPORATED
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited)
                       Three Months Ended      Nine Months Ended
                            April 30,              April 30,
                       1997        1996        1997        1996
                  (As restated)           (As restated)
REVENUE
  Construction      $5,933,637  $3,487,532 $16,886,654 $10,538,283
  Manufacturing      3,113,824   2,402,604   7,989,642   7,089,108
  Other                267,637     283,107   1,115,331     687,471
    Total Revenue    9,315,098   6,173,243  25,991,627  18,314,862

DIRECT COSTS
  Construction       3,796,929   2,036,574  10,715,221   6,482,670
  Manufacturing      2,267,868   1,703,442   5,576,172   4,975,394
    Total Direct
      Costs          6,064,797   3,740,016  16,291,393  11,458,064

GROSS PROFIT         3,250,301   2,433,227   9,700,234   6,856,798

OTHER INCOME             -          46,464      60,035   2,509,864

EXPENSES
  Overhead             783,294     637,073   2,487,569   1,906,555
  General and
    Administrative   1,477,101   1,145,661   4,603,206   3,998,143
  Depreciation         263,417     245,268     766,246     718,432
  Interest             466,110     336,098   1,182,427   1,113,186
    Total Expenses   2,989,922   2,364,100   9,039,448   7,736,316

PROFIT BEFORE INCOME
TAXES, EQUITY
EARNINGS AND MINORITY
  INTERESTS            260,379     115,591     720,821   1,630,346

INCOME TAX PROVISION
  (BENEFIT)         (1,752,000)     25,000  (1,684,000)     50,000

PROFIT BEFORE EQUITY
IN EARNINGS AND
  MINORITY
  INTERESTS          2,012,379      90,591   2,404,821   1,580,346

  Equity in earnings
    of unconsolidated
    affiliates           9,380      10,880      14,690      62,330
  Minority interest
    in consolidated
    subsidiaries       (10,079)     (9,887)    (38,663)    (12,468)

PROFIT BEFORE
EXTRAORDINARY ITEM   2,011,680      91,584   2,380,848   1,630,208
EXTRAORDINARY ITEM
  Gain on
    extinguishment
    of debt          3,189,000        -      3,189,000     348,000

NET PROFIT          $5,200,680     $91,584  $5,569,848  $1,978,208

PROFIT PER COMMON
  SHARE-PRIMARY
    Profit before
    extraordinary item   $0.78       $0.04       $0.92       $0.63
    Extraordinary item    1.23         -          1.23        0.14
PROFIT PER COMMON
  SHARE-PRIMARY          $2.01       $0.04       $2.15       $0.77
PROFIT PER COMMON SHARE-
  ASSUMING FULL DILUTION
  (NOTE 1 )
  Profit before
    extraordinary item   $0.72       $0.03       $0.86       $0.62
    Extraordinary item    1.15         -          1.15        0.13
PROFIT PER COMMON SHARE-
  ASSUMING FULL DILUTION $1.87       $0.03       $2.01       $0.75

         See notes to condensed consolidated financial statements.

                WILLIAMS INDUSTRIES, INCORPORATED
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                          Nine Months Ended
                                      April 30,       April 30,
                                        1997            1996
                                     (As restated)
                                                     <C<
CASH FLOWS FROM OPERATING ACTIVITIES
Net profit                             $5,569,848    $1,978,208
Adjustments to reconcile net cash
  used in operating activities:
    Depreciation and amortization         766,246       718,432
    Interest expense related to
      convertible debentures              269,937          -
    Gain on extinguishment of debt     (3,189,000)     (348,000)
    Gain on disposal of property,
      plant and equipment                (337,214)   (2,298,452)
    Interest in deferred income taxes  (1,800,000)         -
    Minority interests in earnings         38,663        12,468
    Equity in earnings of
      unconsolidated affiliates           (14,690)      (62,330)
Changes in assets and liabilities:
    Increase in accounts and notes
      receivable                         (579,457)   (1,151,156)
    Increase in inventories              (380,401)      (15,147)
    Decrease in costs and estimated
      earnings related to billings
      on uncompleted contracts (net)    1,041,055     1,278,014
    Increase in prepaid expenses and
      other assets                       (266,700)     (527,821)
    Decrease in accounts payable       (1,119,423)     (260,385)
    (Decrease) increase in accrued
      compensation, payroll taxes, and
      amounts withheld from employees     (72,527)       29,825
    Decrease in other accrued expenses   (611,840)     (271,808)
    Increase in income taxes payable       44,018        33,506
NET CASH USED IN OPERATING ACTIVITIES    (641,485)     (884,646)

CASH FLOWS FROM INVESTING ACTIVITIES
    Expenditures for property,
      plant and equipment              (2,512,351)   (2,516,626)
    Proceeds from sale of property,
      plant and equipment                 595,846     3,427,548
    Purchase of minority interest            -          (22,900)
    Minority interest dividends            (9,998)       (6,278)
    Dividends from unconsolidated
      affiliate                            50,288        16,763
NET CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES                 (1,876,215)      898,507

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from borrowings            8,171,851     2,809,954
    Repayments of notes payable        (5,297,593)   (2,955,860)
    Issuance of common stock              141,275        55,980

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                  3,015,533       (89,926)

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                    497,833       (76,065)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                   1,300,867       819,735
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                         1,798,700       743,670

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
    Cash paid during the period for:
      Income taxes                       $ 71,982    $   16,494
      Interest                           $849,778    $1,112,689

         See notes to condensed consolidated financial statements.


                  WILLIAMS INDUSTRIES, INCORPORATED
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (AS REVISED)

                           April 30, 1997

1.  SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES


  At the March 13, 1997 meeting of the Emerging Issues Task Force, the staff of the Securities and Exchange Commission (SEC) issued an announcement regarding accounting for the issuance of convertible debt securities. The announcement dealt with, among other things, the belief by the SEC that any discounts on future conversions of debt securities increase the effective rate of the securities and should be reflected as a charge to expense. During the quarter ended April 30, 1997, the Company issued debentures with conversion features that permit the holders of the debentures to convert their holdings to common shares, at a discount from the market price at the time the debentures were issued.

  Subsequent to the issuance of the Company's 10-Q for the quarter ended
April 30, 1997, in conjunction with a review of a Registration
Statement
on Form S-2 filed by the Company relating to the registration of the aforementioned conversion shares and certain other stock, the SEC requested that the Company apply the accounting suggested in its announcements. Accordingly, the Company determined that it was necessary to restate the accompanying condensed consolidated financial statements from those previously published to recognize the impact of the beneficial conversion features of convertible debentures issued by the Company during the quarter ended April 30, 1997 (Notes 2 and 10). In addition, the previously issued financial statements have been restated to recognize the benefit of a portion of the Company's income tax loss carryforward during the three and nine months ended April 30, 1997 and certain reclassifications have been made in the accompanying condensed consolidated statements of operations compared to those previously published.


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


NationsBank: The restructuring of the Bank Group debt was concluded and all debt forgiveness granted. The debt forgiveness is reflected in the accompanying financial statements as "Gain On Extinguishment of Debt". In return for the debt forgiveness, the company has issued $500,000 of debentures which bear interest until paid or converted (into 20% of WMSI's outstanding stock). In the final restructuring of the Bank Group debt, the Bank Group and Real Estate loans were combined and the combined balance was reduced to $2.5 million, resulting in a "Gain on Extinguishment of Debt" of $3.189 million as of March 31, 1997, which was calculated as follows:

     Debt Retired                                       $9,891,000

     New Debt Incurred to Retire Debt:

        NationsBank - new loan              2,500,000
        Bank Group Debentures - at Fair
            Market Value of Stock Issuable
            upon Conversion                 2,338,000

     Cash Paid to Bank Group                1,864,000
                                            ---------
     Total                                              $6,702,000
                                                        ----------
     Gain on Extinguishment of Debt                     $3,189,000
                                                        ----------

The Gain on Extinguishment of Debt is net of the fair market value of the Company's stock, approximately $2,338,000, issuable upon conversion of the debentures, as determined at the date of closing of the restructuring. The difference between the fair market value of the stock and the face value of the debentures has been recorded as additional paid in capital.

  The new NationsBank loan is secured by first deeds of trust on all of the Company's real property (with the exception of the Richmond facility encumbered by the Industrial Revenue Bond), and by certain other collateral not granted to CIT to secure the Company's new loan. The revised loan bears interest at 11%, and requires monthly payments based on a 20 year amortization. The loan is due and payable in full on December 31, 1997.


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


C.  Industrial Revenue Bond

     The City of Richmond Industrial Revenue Bond (IRB) has been paid up to date as of April 30, 1997 as a result of the recent sale of the Richmond office building and the reimbursement of Central Fidelity Bank for taxes and fees. As of April 30, 1997, the IRB was approximately $1.54 million. This does not include a $200,000 payment which is currently held in an interest-bearing escrow account and will be applied against principal on August 1, 1997 according to the terms of the bond documents. The IRB is secured by the real estate in the City of Richmond. Principal payments are due in increasing amounts through the maturity of the bonds in 2008. A portion of the property covered by the IRB is leased by a non-affiliated third party.


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


7.  INCOME TAXES

  As a result of tax losses incurred in prior years, the Company, at April 30, 1997, has tax loss carryforwards in excess of $15 million. Under Statement of Financial Accounting Standards No. 109 ("SFAS 109"),
the Company is required to recognize the value of these tax loss carryforwards if it is more likely than not that they will be realized by reducing the amount of income taxes payable in future income tax returns. This is turn depends of projections of the Company's profitability in future years during the carryforward period. As a result of the completion of the restructuring of the Company's Bank Group debt during the three months ended April 30, 1997, and the return to profitable operations of the Company's ongoing businesses during the past two years, the Company expects to report profits for income tax purposes in the future. As a consequence, the Company recognized a $1.8 million portion of the benefit available from its tax loss carryforwards during the three months ended April 30, 1997.

  Realization of this asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes that it more likely than not that all of the recorded deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.


8.  COMMITMENTS/CONTINGENCIES

Precision Components Corp.

     The Company is party to a suit by Industrial Alloy Fabricators, Inc. and Precision Components Corp. against Williams Industries, Inc. and IAF Transfer Corporation, filed in the Circuit Court for the City of Richmond, Law No. 96B02451. The Company retained counsel to respond to the suit and filed a counterclaim seeking reimbursement of damages caused by the plaintiffs. The Company intends to aggressively defend this claim. Management believes that the ultimate outcome of this matter will not have a material adverse impact on the Company's
financial position, results of operations,    or cash flows    .


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

     In connection with the settlement, the difference between the fair market value of the Company's stock, approximately $345,000, issuable upon conversion of the debenture, as determined at the date of settlement, and the $75,000 face amount of the debenture, has been recorded as interest expense for the three and nine months ended
April 30, 1997.


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

     On March 19, 1997, the court entered a Summary Judgment in favor of the Salvage Association and against Foss Maritime. This effectively ends the case against Williams Enterprises because the claim was a third-party claim brought by the Salvage Association. However, Foss has filed an appeal with the U.S.
Court of Appeals for the Ninth Circuit, so the case remains
active until a disposition of the appeal.   Management believes
that the ultimate outcome will not have a material adverse impact
upon the Company's financial position, results of operations,    or
cash flows    .


Koppleman

     The Company has been named a defendant in an action filed in the Circuit Court for the City of Baltimore, Maryland, by the estate of Joseph Koppleman. The suit seeks in excess of $2 million in damages for fraud and other asserted causes of action. The case results from an injury award in favor of Koppleman against Harbor Steel Erectors, Inc. and Arthur Phillips &
Company, Inc. (the "Original Judgment Debtors") in the amount of $270,600, entered in 1995. The claim resulted from an injury to Mr. Koppleman in 1989. The claim falls within the deductible of
the applicable insurance policy.   Because of the plaintiff's
failure to collect their judgment against the Original Judgment Debtors, this action has been filed, naming as defendants the Company, numerous present and former subsidiaries, the insurance carrier, and the insurance broker who were involved in the creation of the insurance arrangement. Management believes that this case is groundless and that the conduct of the underlying litigation was appropriate. The Company has retained counsel and intends to defend this matter aggressively. Management believes that the ultimate outcome will not have a material adverse impact
upon the Company's financial position, results of operations,    or
cash flows    .


General

  The Company is also party to various other claims arising in he ordinary course of its business. Generally, claims exposure in the construction services industry consists of workers compensation, personal injury, products' liability and property damage. The Company believes that its insurance accruals, coupled with its excess liability coverage, is adequate coverage for such claims.


9. NEW ACCOUNTING PRONOUNCEMENTS

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


10. SUPPLEMENTAL CASH FLOW INFORMATION

     During the third quarter of Fiscal 1997, convertible debentures with an aggregate face amount of $575,000 were issued to settle outstanding obligations of the Company. In connection with the issuance of the debentures, the $2,108,000 difference between the fair market value of the shares issuable upon conversion of the debentures
(approximately $2,683,000) as determined at the dates the related transactions were closed, and the face amount of the debentures, was added to paid-in capital.



Item 2.  Management's Discussion and Analysis of
Financial Condition and Result of Operations


General

     The financial condition of Williams Industries, Inc. improved dramatically during the third quarter of Fiscal
1997, as the Company completed debt restructuring with its Bank Group and cured all outstanding defaults. Details of these transactions are included in the Notes to the Condensed Financial Statements. In addition to the
$3.189 million Bank debt forgiveness discussed in the Notes and reflected as "Gain on Extinguishment of Debt" in the Financial Statements and the $1.8 million benefit recognized from income tax loss carryforwards, the Company also reported on-going profitable operations which were not a result of unusual or extraordinary transactions. These profits are being generated by the aggregate results of the Company's core subsidiaries, Greenway Corporation, Piedmont Metal Products, Inc., Williams Bridge Company, Williams Equipment
Corporation, and Williams Steel Erection Company, Inc.

     With a few exceptions, the Company has essentially sold all the assets that are not part of its long-range activities. The remaining assets will be used in Company businesses or for rental purposes.

Financial Condition

     The third quarter of Fiscal 1997 culminated the Company's lengthy efforts to restructure its debt and cure the Bank Group and real estate loan defaults. With the Bank Group settlement and the accompanying debt forgiveness, as well as the benefit recognized from tax loss carryforwards, as shown in the accompanying financial statements, the Company has returned to a positive equity position and is now in compliance with the covenants of its various loan agreements.

     A number of other issues which had the potential to impact the Company's future earnings have also been resolved. The settlement and quantification of expense and exposure to old legal issues such as Pribyla, as described in the accompanying Notes to Condensed Consolidated
Financial Statements, enables the Company to be in a much stronger position going forward. Uncertainties that could have impacted the Company's financial posture have essentially been removed, enabling management, potential creditors and customers to have a much clearer picture of the Company's financial future.

     For the three months ended April 30, 1997, the Company had a net profit of $5,200,680 or $1.87 per share. This compares to $91,584 or three cents per share for the comparable quarter in 1996. Although $3,189,000 of the 1997 profit is attributable to debt forgiveness and $1,800,000 to recognition of a tax benefit, $481,617 is a result of operations. It is also significant to note that the earnings per share are shown assuming full dilution, which includes the dilution that would occur with the issuance of unregistered shares committed to the Bank Group
(approximately 750,000 shares),the FDIC settlement (110,294 shares) and First Tennessee (70,000 shares).

     The Company's equity position was greatly enhanced as a result of these transactions. A combination of events in the third quarter,most specifically dealing with the issuance of debentures, the debt forgiveness and the tax benefit described elsewhere in this document, have given the Company a positive equity position of $5,931,203 as of April 30, 1997. As indicated in Note 1 to the Condensed Consolidated Financial Statements, this filing is a restatement of the Company's previous third quarter report. The shareholders' equity is now in excess of $4 million, one of the prime requirements for NASDAQ relisting, The goal of relisting on NASDAQ is paramount in management's thinking and a variety of efforts will be employed to meet the relisting requirements as soon as practical without compromising the Company's long-term posture. It is managment's intention to use the audited results from its upcoming 10-K filing to apply for NASDAQ relisting.

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

     The Company is now in compliance with its lenders. Central Fidelity Bank, the agent on the Company's Industrial Revenue Bond (IRB) related to the Richmond property, is now in the process of reviewing the covenants contained in the IRB to make sure that the Company's new loan agreements fully satisfy all requirements of the IRB relating to the parent Company's financial position. Approximately $1.54 million remained on this obligation as of April 30, 1997. This does not include a $200,000 payment which is currently held in an interest-bearing escrow account and which will be applied against principal on August 1, 1997 according to the terms of the bond documents.

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

1997 Quarter Compared to 1996 Quarter

     The third quarter of Fiscal 1997 was a tremendous
improvement over the same quarter of the prior year.
Overall revenues, gross profit and pre-tax profits increased on an aggregate basis for the core companies and the parent Company received $3,189,000, previously described, in debt
forgiveness.   Profit Before Extraordinary Items increased
from $91,584 in the quarter ended April 30, 1996 to $2,011,680 in the quarter ended April 30, 1997. $1.8 million of this improvement is a result of recognition of the income tax benefit discussed in Note 7 to the Condensed Consolidated Financial Statements. Approximately $140,000 of this increase is the result of an the reversal of an over accrual of Bank Group debt interest. In addition, during quarter ended April 30, 1997, the Company incurred an interest expense of $270,000 as a result of the settlement with the FDIC discussed in Note 8 to the Condensed Consolidated Financial Statements. Because of the milder weather in the third quarter of Fiscal 1997 as compared to the third quarter of Fiscal 1996, the core companies were not only able to do more work, but they were able to do so both at higher gross profit and pre-tax profit levels.

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


Nine Months Ended April 30, 1997 Compared to Comparable 1996
Period

     Comparing the nine months ended April 30, 1997 to the nine months ended April 30, 1996 is more complex than the quarter to quarter comparison for a variety of reasons. The nine-month numbers in both 1996 and 1997 include a number of "non-routine" or extraordinary activities or revenue attributable to different sources other than routine operating profit. For example, the $2,509,864 in "Other Income" in 1996 includes approximately $2.4 million that was derived from the sale of the Company's real property in Manassas, Virginia to the Commonwealth of Virginia for highway right-of-way. By comparison, the 1997 "Revenue:
Construction" includes $500,000 paid to the John F. Beasley Construction Company,and subsequently to the Bank Group, representing proceeds of life insurance policies held on Mr. Eugene Pribyla. Neither of these events is likely to recur and therefore emphasis should be placed on operational activity.

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

     Comparing the profit before extraordinary items of $2,380,848 for the nine months ended April 30, 1997 to the $1,630,208 in the the nine months ended April 30, 1996, one must first take out the $1,800,000 deferred tax benefit recognized in the nine months ended April 30, 1997 and the $2.4 million real estate gain recognized in the nine months ended April 30, 1996. This comparison shows just how dramatic the swing in profitability has been.

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

     The Company has issued the following securities, which have not yet been registered under the Securities Act of 1933 in reliance upon the exemptions provided by Section 4(2) of, and Regulation D adopted under, that Act.

1. A $410,000 convertible debenture bearing interest at Prime +2.5%, maturing February 1, 2001, was issued on March 31, 1997, to NationsBank, N.A., convertible into 16.4% of the Company's stock, which on April 30, 1997, would have been approximately 619,000 shares.

2. A $90,000 convertible debenture bearing interest at Prime +2.5%, maturing February 1, 2001, was issued to the FDIC as Receiver for the NationsBank of Washington and the Washington Bank of Virginia, convertible into 3.6% of the Company's stock, which on April 30, 1997, would have been approximately 136,000 shares

3.  215,000 Shares of the Company's stock were issued as of March
31, 1997, to or on account of Karen Pribyla and the Estate of Eugene Pribyla.

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

          EX 4.A   FDIC (Atchison and Keller) Debenture

          EX 4.B   FDIC (Bank Group) Debenture

          EX 4.C   NationsBank Debenture

          EX 27    Financial Data Schedule for Nine Months
                   Ended April 30, 1997

          EX 99.A  Bank Group Settlement Agreement

          EX 99.B  CIT Loan Agreement


    (b) Reports on Form 8-K

          A report on Form 8-K was filed April 2, 1997, and amended on October 16, 1997.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             WILLIAMS INDUSTRIES, INCORPORATED

October 17, 1997                /s/  Frank E. Williams, III
                                Frank E. Williams, III
                                President, Chairman of the
                                Board
                                Chief Financial Officer