Form 10-K
period 1997-07-31
WILLIAMS INDUSTRIES INC
filed 1997-10-17
CIK 107294

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C.  20549

                                Form 10-K
                               (Mark One)

   ( X )     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
             For the Fiscal Year Ended July 31, 1997
OR
   (   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
             For the transition period from          to

                      Commission File No. 0-8190

                   Williams Industries, Incorporated
        (Exact name of Registrant as specified in its charter)

                   Virginia                   54-0899518
       (State or other jurisdiction of      (I.R.S. Employer
        incorporation or organization)     Identification No.)

                       2849 Meadow View Road
               Falls Church, Virginia               22042
         (Address of principal executive offices) (Zip Code)

         Registrant's telephone number, including area code:
                             (703) 560-5196

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12 (g) of the Act:
                     Common Stock, $0.10 Par Value
                             (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  YES   (X)     NO  ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   X

     Aggregate market value of voting stock held by non-affiliates of the Registrant, based on last sale price as reported on October 3, 1997.
                                             $17,038,536

     Shares outstanding at October 3, 1997     2,839,756

     The following document is incorporated herein by reference thereto in response to the information required by Part III of this report (information about officers and directors):

     Proxy Statement Relating to Annual Meeting to be held November 22,
1997.

     To the Board of Directors and Stockholders
Williams Industries, Incorporated
Falls Church, Virginia

We have audited the accompanying consolidated balance sheets of Williams Industries, Incorporated, and subsidiaries (the "Company") as of July 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficiency in assets) and cash flows for each of the three years in the period ended July 31, 1997. Our audits also included the financial statement schedule listed in Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly in all material respects, the consolidated financial position of Williams Industries, Incorporated, and subsidiaries as of July 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 1997 in conformity with general accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information as set forth therein.



Deloitte & Touche LLP

Washington, D.C.
September 30, 1997

                 WILLIAMS INDUSTRIES, INCORPORATED
                    CONSOLIDATED BALANCE SHEETS
                   AS OF JULY  31, 1997 AND 1996

                                       1997              1996
ASSETS
Cash and cash equivalents         $  1,867,144     $     900,867
Restricted cash                        252,412           400,000
Accounts and notes
  receivable, net (Note 3)          10,322,033        11,109,854
Inventories                          2,727,814         2,169,353
Costs and estimated earnings
  in excess of billings on
  uncompleted contracts (Note 6)       845,325           620,199
Investments in unconsolidated
  affiliates (Note 11)               1,770,940         1,986,300
Property and equipment, net of
  accumulated depreciation
  and amortization (Note 8)         10,686,243         9,452,326
Prepaid expenses and other assets    1,217,808         1,372,853
Deferred income taxes (Note 10)      1,800,000              -

TOTAL ASSETS                      $ 31,489,719      $ 28,011,752


LIABILITIES
Notes payable (Note 9)            $ 12,638,056      $ 15,142,321
Accounts payable                     4,842,837         6,561,815
Accrued compensation, payroll
  taxes and amounts withheld
  from employees                       694,634           853,923
Billings in excess of costs
  and estimated earnings on
  uncompleted contracts (Note 6)     2,972,587         2,231,188
Other accrued expenses               3,531,599         5,219,248
Income taxes payable (Note 10)         108,000            96,000

Total Liabilities                   24,787,713        30,104,495

Minority Interests                     170,237           131,371

COMMITMENTS AND CONTINGENCIES (NOTE 15)

STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Common stock - $0.10 par value,
  10,000,000 shares authorized;
  2,839,756 and 2,576,017 shares
  issued and outstanding (Note 12)     283,976           257,602
Additional paid-in capital          15,705,430        13,147,433
Accumulated deficit                 (9,457,637)      (15,629,149)

Total stockholders' equity
  (deficiency in assets)             6,531,769        (2,224,114)

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIENCY IN ASSETS)   $ 31,489,719      $ 28,011,752


See notes to consolidated financial statements.

                 WILLIAMS INDUSTRIES, INCORPORATED
               CONSOLIDATED STATEMENTS OF OPERATIONS
              YEARS ENDED JULY 31, 1997, 1996 and 1995

                              1997          1996          1995
REVENUE:
Construction             $22,387,476   $16,131,534   $19,672,459
Manufacturing             10,975,857    10,062,367    10,336,748
Other revenue                945,186       963,611     1,603,073
Total revenue             34,308,519    27,157,512    31,612,280

DIRECT COSTS:
Construction              13,585,100     9,934,174    14,501,397
Manufacturing              7,750,377     7,097,194     6,419,359
Total direct costs        21,335,477    17,031,368    20,920,756

GROSS PROFIT              12,973,042    10,126,144    10,691,524

OTHER INCOME                  60,035     2,509,864       238,262

EXPENSES:
Overhead                   3,215,336     2,674,133     2,975,690
General and administrative 5,867,798     5,310,514     9,015,059
Depreciation               1,079,682       984,662     1,252,557
Interest                   1,606,575     1,510,985     2,301,661
Total expenses            11,769,391    10,480,294    15,544,967

PROFIT (LOSS) BEFORE
INCOME TAXES, EQUITY
EARNINGS AND MINORITY
INTERESTS                  1,263,686     2,155,714    (4,615,181)

INCOME TAX PROVISION
(BENEFIT) (NOTE 10)       (1,716,000)       62,500        50,000

PROFIT (LOSS) BEFORE
EQUITY EARNINGS AND
MINORITY INTERESTS         2,979,686     2,093,214    (4,665,181)
Equity in earnings of
  unconsolidated affiliates   51,690        83,350        66,060
Minority interest in
  consolidated subsidiaries  (48,864)      (23,717)      (11,480)

PROFIT (LOSS) FROM
CONTINUING OPERATIONS      2,982,512     2,152,847    (4,610,601)

DISCONTINUED OPERATIONS
(NOTES 2 & 7)
Gain on extinguishment
  of debt                       -             -        1,605,516
Estimated (loss) on
  disposal of
   discontinued operations      -             -         (168,974)

PROFIT (LOSS) BEFORE
EXTRAORDINARY ITEM         2,982,512     2,152,847    (3,174,059)

EXTRAORDINARY ITEM
(NOTE 1)
Gain on extinguishment of
  debt                     3,189,000       808,000     6,609,000

NET PROFIT               $ 6,171,512   $ 2,960,847   $ 3,434,941

PROFIT (LOSS) PER
COMMON SHARE -PRIMARY:
Continuing operations    $      1.13   $      0.84   $     (1.82)
Discontinued operations          -             -            0.57
Extraordinary item              1.20          0.31          2.60
PROFIT PER COMMON
  SHARE - PRIMARY        $      2.33   $      1.15   $      1.35

PROFIT (LOSS) PER COMMON
SHARE -ASSUMING FULL
DILUTION
Continuing operations           0.99          0.81         (1.78)
Discontinued operations          -             -            0.55
Extraordinary item              1.05          0.31          2.56
PROFIT PER COMMON SHARE
-ASSUMING FULL DILUTION: $      2.04   $      1.12   $      1.33

See notes to consolidated financial statements.


                  WILLIAMS INDUSTRIES, INCORPORATED
                CONSOLIDATED STATEMENTS OF CASH FLOWS
              YEARS ENDED JULY 31, 1997, 1996 AND 1995

                              1997            1996           1995
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net profit                $ 6,171,512   $ 2,960,847   $ 3,434,941
Adjustments to reconcile
net profit(loss) to net
cash provided by
operating activities:
Depreciation and
  amortization              1,079,682       984,662     1,252,557
Interest expense related
to convertible debenture      269,937          -             -
Gain on extinguishment
  of debt                  (3,189,000)     (808,000)   (6,609,000)
(Gain) loss on disposal
  of property, plant and
  equipment                  (408,515)   (2,323,496)      143,598
Increase in deferred
  income tax asset         (1,800,000)         -             -
Minority interests in
  earnings                     48,864        23,717        11,480
Equity in earnings of
  affiliates                  (51,690)      (83,350)      (66,060)
Gain on extinguishment of
  debt of discontinued
  operations                     -             -       (1,605,516)
Estimated loss on disposal
  of discontinued operations     -             -          168,974
Changes in assets and
liabilities:
Decrease (increase) in
  accounts and notes
  receivable                  787,821    (1,933,678)    7,034,643
(Increase) decrease
  in inventories             (558,461)      252,334     1,020,863
Decrease in costs and
  estimated earnings
  related to billings on
  uncompleted contracts
  (net)                       516,273     1,507,863     1,185,250
Decrease (increase) in
  prepaid expenses and
  other assets                155,045      (454,517)      240,267
Increase in net
  liabilities of
  discontinued operations        -             -          521,562
Decrease in accounts
  payable                  (1,718,978)     (216,735)   (1,688,523)
(Decrease) increase in
  accrued compensation,
  payroll taxes, and
  accounts withheld
  from employees             (159,289)      257,028      (232,131)
(Decrease) increase in
  other accrued expenses   (1,377,402)      261,827    (1,037,808)
Increase in income taxes
  payable                      12,000        46,000        15,000
NET CASH (USED IN)
  PROVIDED BY OPERATING
  ACTIVITIES                 (222,201)      474,502     3,790,097

CASH FLOWS FROM
INVESTING ACTIVITIES:
Expenditures for property,
  plant and equipment      (2,743,325)     (924,581)     (485,424)
Decrease (increase) in
  restricted cash             147,588      (300,000)     (100,000)
Proceeds from sale of
  property, plant and
  equipment                 1,038,241     3,389,348     3,912,668
Purchase of minority
  interest                       -          (22,900)     (659,798)
Minority interest dividends    (9,998)       (6,278)      (10,584)
Dividend from
  unconsolidated affiliate     67,050        22,350         6,258
NET CASH (USED IN) PROVIDED
BY INVESTING ACTIVITIES    (1,500,444)    2,157,939     2,663,120

CASH FLOWS FROM
FINANCING ACTIVITIES:
Proceeds from borrowings     9,085,403    1,308,134     1,107,114
Repayments of notes payable (6,536,658)  (3,815,423)   (7,499,346)
Issuance of common stock       140,177       55,980           375
NET CASH PROVIDED BY
(USED IN) FINANCING
ACTIVITIES                   2,688,922   (2,451,309)   (6,391,857)

NET INCREASE IN CASH
AND EQUIVALENTS                966,277      181,132        61,360
CASH AND EQUIVALENTS,
BEGINNING OF YEAR              900,867      719,735       658,375
CASH AND EQUIVALENTS,
END OF YEAR                $ 1,867,144  $   900,867   $   719,735

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION
(NOTE 16)



See notes to consolidated financial statements.

                  WILLIAMS INDUSTRIES, INCORPORATED
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                    EQUITY (DEFICIENCY IN ASSETS)
              YEARS ENDED JULY 31, 1997, 1996 and 1995

                                          Additional
                   Number     Common       Paid-In    Accumulated
                 of Shares     Stock       Capital      Deficit       Total
BALANCE,
 AUGUST 1, 1994   2,535,267  $253,527   $13,095,153 $(22,024,937) $(8,676,257)
Issuance of
stock                 3,750       375        -            -               375
Net profit for
  the year             -         -           -         3,434,941     3,434,941

BALANCE,
 JULY 31, 1995    2,539,017   253,902    13,095,153  (18,589,996)  (5,240,941)
Issuance of
  stock              37,000     3,700        52,280        -           55,980
Net profit for
  the year             -         -           -         2,960,847    2,960,847

BALANCE,
 JULY 31, 1996    2,576,017   257,602    13,147,433  (15,629,149)  (2,224,114)
Issuance of
  stock             263,739    26,374       449,740        -          476,114
Issuance of
  convertible
  debentures           -         -        2,108,257        -        2,108,257
Net profit for
  the year             -         -            -        6,171,512    6,171,512

BALANCE,
 JULY 31, 1997    2,839,756  $283,976   $15,705,430  $(9,457,637)  $6,531,769




See notes to consolidated financial statements.

                    WILLIAMS INDUSTRIES, INCORPORATED

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED JULY 31, 1997, 1996 AND 1995

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

     The Company's investment in S.I.P. Inc. of Delaware is carried on the equity method. The cost method of accounting is used for Atlas Machine & Iron Works, Inc. since the Company cannot exert significant influence over its operating and financial policies. The Company owns 36.6% of Atlas Machine and Iron Works, which filed Chapter 11 Bankruptcy in December 1996. The investment is recorded at the net realizable value, which is lower than cost.

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

  Depreciation and Amortization - Property and equipment is depreciated for financial statement purposes on the straight-line basis, with estimated lives of 25 years for buildings and 3 to 10 years for equipment, and for income tax purposes using both straight-line and accelerated methods. Ordinary maintenance and repairs are expensed as incurred while major renewals and improvements are capitalized. Upon the sale or retirement of property and equipment, the cost and accumulated depreciation are removed from the respective accounts and any gain or loss is recognized.

  Profit (Loss) Per Share - Profit (loss) per share is based on the weighted average number of shares outstanding during the year. Fully diluted profit per share for the year ended July 31, 1997 reflects the assumed conversion of convertible debentures.

     In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" which simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15 and makes them comparable to international EPS standards. The Statement is effective for financial statements issued for periods ending after December 15, 1997. Had this statement been effective for the years ended July 31, 1997, 1996 and 1995, profits per share would have been presented as follows:

Year Ended July 31                  1997          1996          1995
EPS-basic                          $2.33         $1.15         $1.35
EPS-assuming dilution               2.04          1.12          1.33

  Revenue Recognition - Contract income is recognized for financial statement purposes using the percentage-of-completion method. This means that the revenue amounts include that percentage of the total contract price that the cost of the work completed to date bears to the
estimated final cost of the contract.   When a loss is anticipated on a
contract, the entire amount of the loss is provided for in the current period. Contract claims are recorded at estimated net realizable value (see Note 4).

  Contract income is determined for income tax purposes using the percentage-of-completion, capitalized cost (PCCM) method.

  Overhead - Overhead includes the variable, non-direct costs such as shop salaries, consumable supplies, and vehicle and equipment costs incurred to support the revenue generating activities of the Company.

  Inventories - Inventory of equipment held for resale is valued at cost, which is less than market value, as determined on a specific identification basis.

  The costs of materials and supplies are accounted for as assets for financial statement purposes. The items are taken into account in the accompanying statements as follows:

                                  1997                1996
Equipment held for resale      $       0           $   42,786
Expendable construction
  equipment and tools at
  average cost, which does
  not exceed market value        761,565              801,039
Materials, structural steel,
  metal decking, and steel
  cable at lower of cost or
  estimated market value        1,551,742             927,038
Supplies at lower of cost or
  estimated market value          414,507             398,490
                               ----------          ----------
                               $2,727,814          $2,169,353

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

  The Company does not provide for income taxes on the undistributed earnings of affiliates since these amounts are intended to be permanently reinvested. The cumulative amount of undistributed earnings on which the Company has not recognized income taxes is approximately $996,000.

  Cash and Cash Equivalents - For purposes of the Statements of Cash Flows, the Company considers all highly liquid instruments with original maturities of less than three months to be cash equivalents.

  Reclassifications - Certain reclassifications of prior years' amounts have been made to conform with the current year's presentation.


RECENT ACCOUNTING PRONOUNCEMENTS:

     Effective August 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identifiable intangible assets, to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If this condition exists, an impairment loss is recognized for the difference between the fair value of the asset and its carrying amount. SFAS No. 121 had no impact on the Company's financial statements for the year ended July 31, 1997.

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company will apply this statement beginning in fiscal 1999 and reclassify its financial statements for earlier periods provided for comparative purposes.

     SFAS 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.
This Statement supersedes SFAS Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It amends FASB No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries.

     At this point, the Company has not determined the impact of adopting SFAS 131.

1.  BUSINESS CONDITIONS AND DEBT RESTRUCTURING

     During the mid to late 1980s, the Company had diversified and experienced significant growth with an accompanying heavy debt structure, which ultimately lead to its operating results becoming erratic. Significant losses were reported for the years ended July 31, 1991, 1992, 1993, and 1994. Throughout these years, and in the years ended July 31, 1995 and 1996, the Company struggled not only to reduce debt, but also to improve its business base and operations. Net profits were reported in the years ended July 31, 1995, 1996 and again in 1997, with final Bank Group debt resolution occurring in the year ended July 31, 1997.

Bank Group Debt

     The restructuring of the Bank Group debt was concluded as of March 31, 1997 with the execution of agreements between the Company, representatives of the Company's Bank Group, and The CIT Group/Credit Finance, Inc. (CIT). Funding of the transactions occurred on April 2, 1997. The following is a summary of the transactions which enabled the closing to occur:

     CIT: The Company entered into a Loan and Security Agreement with CIT for a credit facility of approximately $3 million. This loan requires monthly principal payments as well as interest at prime plus 2.5%. Payments began on May 1, 1997 and are due on the first of each month. The loan has a three year term. This loan is secured by the Company's equipment and receivables as well as subordinate deeds of trust on real estate.

     At closing, the Company received an advance of $2.5 million from the CIT credit facility. These funds, in addition to funds already paid to the Bank Group, were used to pay the balance of Bank Group debt and other outstanding past due obligations of the Company. As of July 31, 1997, approximately $1.9 million was due on the CIT credit facility.

     NationsBank: The restructuring of the Bank Group debt was concluded and debt forgiveness granted. The debt forgiveness is reflected in the Company's Consolidated Statements of Operations for the year ended July 31, 1997 as "Gain On Extinguishment of Debt". In connection with the debt forgiveness, the Company issued $500,000 of debentures which bear interest until paid or converted (into 20% of the Company's outstanding stock after the conversion).

     In the final restructuring of the Bank Group debt, the Bank Group and Real Estate loans were combined and the combined balance was reduced to $2.5 million as of March 31, 1997. The combined loan is secured by first deeds of trust on all the Company's real property (with the exception of the Richmond facility encumbered by the Industrial Revenue Bond), and by certain other collateral not granted to CIT to secure the Company's new loan. The combined loan bears interest at 11% fixed, and requires payments based on a 20 year amortization. The loan is due and payable in full on December 31, 1997.

     The calculation of the "Gain on Extinguishment of Debt" is set forth as follows:

Debt Retired                                           $9,891,000
New Debt Incurred to Retire Debt Above:
     NationsBank - New Loan                             2,500,000
     Bank Group Debentures - At Fair
        Market Value of Stock Issuable
        on Conversion                                   2,338,000
Cash paid to Bank Group                                 1,864,000
                                                        ---------
Total consideration                                     6,702,000
                                                        ---------
Gain on Extinguishment of Debt                         $3,189,000
                                                       ==========

     The Gain on Extinguishment of Debt is net of the fair market value of the Company's stock, approximately $2,338,000, issuable upon conversion of the debentures, as determined at the date of closing of the restructuring. The difference between the fair market value of the stock and the face value of the debentures has been recorded as additional paid in capital.

     Pribyla: In order to obtain the CIT loan, the Company was required to reach agreement on several old legal issues. Most of the necessary settlements occurred in the first and second quarter of Fiscal 1997, but a settlement with Mrs. Karen Pribyla and the estate of Mr. Eugene Pribyla, regarding claims for excess medical expenses, coincided with the Bank Group closing. Under the company's settlement with Pribyla, the company issued a promissory note in the face amount of $744,000 which does not bear interest but allows a prepayment discount at a 10% annual rate. This note is secured by subordinate deeds of trust on the
Prince William and Fairfax real estate.   The Company also paid
$205,000 in cash and issued 215,000 shares of the Company's common stock in the settlement.


     As a consequence of all of the above mentioned transactions, the Company has cured all of the default issues in relation to the Bank Group and is current under the terms and conditions of all restructured debt.

Real Estate Loan

     As described above, the Company's real estate loan with NationsBank has been modified in connection with the Bank Group settlement. The Company intends to obtain a replacement lender for the remaining balance of the $2.5 million loan prior to December 31, 1997.

Industrial Revenue Bond

     On September 1, 1997, the Company entered into a First
Amendment to Reimbursement Agreement with Central Fidelity
National Bank for a three-year renewal for the Letter of Credit backing the Industrial Revenue Bond (IRB) secured by the Company's Richmond manufacturing facility. All obligations under the IRB are current and the Company is in compliance with the covenants contained in the agreement. As of July 31, 1997, the outstanding liability was approximately $1.54 million. This balance does not include a $200,000 payment which was held in an interest-bearing escrow account until August 1, 1997, when it was applied against the principal according to the terms of the bond documents and is included in restricted cash in the Consolidated Balance Sheets. Principal payments are due in increasing amounts through maturity. A portion of the property covered by the IRB is leased by a non-affiliated third party.


2.  DISPOSITION OF ASSETS

     In November 1996, the Company, with the agreement of the Industrial Revenue Bond trustee and Letter of Credit issuer, finalized the sale of an office building on the Richmond property which was part of the real estate encumbered by the IRB. The proceeds from this $210,000 sale were used to pay obligations related to the IRB and resulted in a gain of approximately $60,000.

     During the year ended July 31, 1997, the Company's subsidiary, John F. Beasley Construction Company, which is liquidating its assets under Chapter 11 of the Bankruptcy Code, sold its remaining two acres in Dallas, Texas and its two acre parcel in Muskogee, Oklahoma, to an unaffiliated third party for $90,000. The sales were approved by the U.S. Bankruptcy Court and produced a loss of approximately $4,000 which is included in results of continuing operations in the accompanying Consolidated Statements of Operations.

     During the year ended July 31, 1997, the Company also sold several large pieces of equipment in order to modernize its fleet and pay off debt. Heavy equipment, with an original cost of approximately $917,000, was sold for approximately $713,000. A net gain of approximately $540,000 was recognized. Approximately $636,500 was paid to CIT against the Company's credit facility as a result of these asset sales.

     In the year ended July 31, 1996, the Company sold eight of the ten acres owned by the John F. Beasley Construction Company in Dallas, Texas. Beasley, which is in Chapter 11 protection in the United States Bankruptcy Court, Northern District of Texas, Dallas Division, sold approximately six acres, together with certain other assets, to an investment group owned by Frank E. Williams, Jr., and John M. Bosworth. Mr. Williams, Jr. is a current director and former officer of the Company and the former chairman of Beasley. Mr. Bosworth is the former President of the Beasley Building Division. Two acres were sold to a neighboring property owner not affiliated with the Company. The sales prices were approved by the Bankruptcy Court. A provision for the loss of approximately $260,000 from the sale of these assets was recorded during the fiscal year ended July 31, 1995.

     Also during the year ended July 31, 1996, the Company sold certain of its real estate in Prince William County, Virginia. The sale resulted in a gain of approximately $2.4 million, which is included in "Other Income" in the Consolidated Statement of Operations for the Year Ended July 31, 1996.

     In September 1994, the Company sold its Davidsonville, Maryland facility. The Davidsonville plant, which was sold as industrial property for $1,053,000, included a 23 acre parcel of land containing a prestressed concrete product plant, an office and a shop building. A provision for the loss of approximately $500,000 from the sale of this asset was recorded during the year ended July 31, 1994. The net proceeds were paid to the Bank Group.

     During the year ended July 31, 1995, the assets of Industrial Alloy Fabricators, Inc. were sold for $3.6 million. As of the closing, the 20% of Industrial Alloy Fabricators' common stock that had not been owned by the Company was redeemed for consideration of $660,000, reflecting the pro-rata consideration paid for the assets, discounted for costs associated with the transaction, and negotiated with the minority shareholders. The net proceeds of the transaction, $2,830,000, were paid to the Bank Group after deducting brokerage commission and costs of $110,000. After taking into account the redemption and the costs of the sale, the Company recognized a gain on the sale of approximately $800,000.

     In addition during 1995, the final documents were executed to close the sale of the Company's 97% stock ownership of Concrete Structures Inc. for $975,000, of which $650,000 was paid in cash, which was paid to the Company's Bank Group, and $325,000 was a deferred purchase money note. This sale was made to a group headed by a former officer, director and employee of the Company. Another former officer, director and employee, is an investor in the group. The Company provided a reserve against the $325,000 note mentioned above and the revenue from the note is being recognized as gain as the note is paid. The Company recognized a gain of approximately $253,000 on the sale.

     Also during 1995, the Company and its subsidiary, Williams Marine Construction Corporation, entered into an agreement with First Tennessee Equipment Finance Corporation, the holder of the mortgage on Williams Marine's floating crane, the Atlantic Giant, whereby the security documents were modified to provide for the prompt sale of the asset, without further recourse against Williams Marine or the Company, for payment of the note secured by the asset. In exchange for a release from any further liability under the security documents, the Company issued an interest-bearing convertible subordinated debenture in the amount of $100,000, which is due in 1998. The debenture is convertible at the holder's option into common shares of the Company at the ratio of $1.43 per common share, including principal and interest outstanding at the time of conversion. As a consequence of the settlement agreement, Williams Marine realized a gain in the amount of approximately $1,606,000, which was included as a gain on extinguishment of debt in discontinued operations.

     In July 1995, the Company sold the assets of the Bridge Division of the
J. F. Beasley Construction Company to Traylor Brothers, Inc. for $2,001,000. The Company recognized a loss of approximately $974,000 on the sale of these assets.


3.  ACCOUNTS AND NOTES RECEIVABLE

     Accounts and notes receivable consist of the following at July 31:

                                   1997               1996
Accounts Receivable:
  Contracts:
     Open Accounts               $7,940,532     $8,645,575
     Retainage                      563,730        689,144
     Trade                        1,642,121      1,396,207
     Contract Claims                534,025        886,647
     Employees                       43,380         66,176
     Other                          145,187        155,026
     Allowance for doubtful
       accounts                    (758,141)      (953,921)

Total accounts receivable       $10,110,834    $10,884,854

Notes Receivable                    211,199        225,000
     Total accounts and notes
       receivable               $10,322,033    $11,109,854

     Included in the above amounts at July 31, 1997 is approximately $702,000 that is not expected to be received within one year.


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


5.  RELATED-PARTY TRANSACTIONS


     Certain shareholders owning 11.25% of the outstanding and committed stock of the Company, computed on a fully diluted basis assuming the conversion of outstanding debentures, own 67.49% of the outstanding stock of Williams Enterprises of Georgia, Inc. Billings to this entity and its affiliates were approximately $1,205,000 for the year ended July 31, 1997. For the prior two years, the intercompany billings to and from this entity were not significant.

     Certain shareholders owning 9.4% of the outstanding and committed stock of the Company, computed on a fully diluted basis assuming the conversion of outstanding debentures, own 100% of the stock of the Williams and Beasley Company. Net billings from this entity during the year ended July 31, 1997 were approximately $436,000. For the prior two years, the intercompany billings to and from this entity were not significant.

     As discussed in Note 2, the Company has sold certain assets to individuals who are former employees, directors, and officers of the Company.



6.  CONTRACTS IN PROCESS

     Comparative information with respect to contracts in process consisted of the following at July 31:

                                          1997           1996
                                      -----------    -----------
Expenditures on uncompleted           $21,670,677    $ 9,843,412
     contracts
Estimated earnings thereon              7,984,347      3,639,762
                                       29,655,024     13,483,174
Less: Billings
 applicable thereto                   (31,782,286)   (15,094,163)
                                      $(2,127,262)   $(1,610,989)
Included in the accompanying
  balance sheet
  under the following captions:
Costs and estimated earnings in
  excess of billings on
  uncompleted contracts               $   845,325     $ 620,199
Billings in excess of costs and
  estimated earnings on
  uncompleted contracts                (2,972,587)   (2,231,188)
                                      ------------   -----------

                                      $(2,127,262)  $(1,610,989)
                                      ============  ============

     Billings are based on specific contract terms that are negotiated on an individual contract basis and may provide for billings on a unit price, percentage of complete or milestone basis.


7.  DISCONTINUED OPERATIONS

     During the year ended July 31, 1993, the Company decided to cease doing business in several business lines: fabrication of architectural, ornamental and miscellaneous metal products, production of precast and prestressed concrete products, and the construction of marine facilities.


8.  PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at July 31:

                                1997                    1996
                                        Accumulated                 Accumulated
                              Cost      Depreciation      Cost      Depreciation
Land and
  buildings                $6,320,073    $2,052,366     $6,481,875   $1,934,541
Automotive
  equipment                 1,585,188     1,140,321      1,421,168    1,061,706
Cranes and heavy
  equipment                 9,312,084     4,469,639      8,033,555    4,668,602
Tools and
  equipment                   798,024       658,399        716,701      625,015
Office furniture and
  fixtures                    422,834       356,001        561,580      477,737
Leased property
  under capital
  leases                      740,000       197,368        740,000      124,500
Leasehold
  improvements                895,195       513,061        860,217      470,669
                          -----------    ----------    -----------   ----------
                          $20,073,398    $9,387,155    $18,815,096   $9,362,770
                          ===========    ==========    ===========   ==========


9.  NOTES AND LOANS PAYABLE

     Notes and loans payable consist of the following at July 31:

                                        1997               1996
                                            ---------             ---------
Collateralized:

Loans payable to Bank Group;
  collateralized by
  receivables, inventory, equipment,
  investments, and real estate;
  interest at Prime + 2%                          -               $7,247,386

Loan payable to CIT/Credit
  Finance; collateralized by
  inventory, equipment and real
  estate; interest at Prime
  + 2 1/2% (11% as of July 31, 1997);
  due in installments through
  March 31, 2000                            $1,909,274                  -

Loan payable to NationsBank;
  collateralized by
  real estate; interest at Prime
  + 1 1/2%                                        -                1,530,852

Loans payable to NationsBank;
  collateralized by real estate
  and certain other collateral not
  granted to CIT; interest at
  11% fixed; due December 31, 1997           2,492,497                  -

Obligations under capital leases;
  collateralized by leased property;
  interest from 8% to 11%
  payable in varying monthly or
  quarterly installments                       409,174               546,781

Installment obligations; collateralized
  by machinery and equipment or real
  estate;  interest from 7.9%
  to 18%; payable in varying
  monthly or quarterly installments of
  principal and interest through 2008.       4,578,959             2,590,656

Industrial Revenue Bond; collateralized
  by a letter of credit which in turn is
  collateralized by real estate; principal
  payable in varying monthly
  installments through 2007;
  variable interest based on
  third party calculations; (3.9%
  as of July 31, 1997).                      1,540,000            1,562,600

Demand notes; interest at 6.5%
  Collateralized by Certificates
  of Deposit.                                    -                  300,000


Unsecured:

NationsBank/FDIC (Bank Group):
  Convertible debentures;
  interest at prime plus 2.5%;
  (11% as of July 31, 1997);
  principal payable on February 1,
  2001; convertible with five days
  notice into 20% of the
  Company's common stock after
  issuance.                                    500,000                  -

FDIC:  Convertible
  debenture; non-interest bearing;
  principal payable on
  August 1, 1998;
  convertible with 10 days notice
  into 110,294 common shares                    75,000                  -


First Tennessee: Convertible
  subordinated debenture;
  interest at 10% to prime plus 1.5%;
  principal payable in 1998;
  convertible upon five days notice
  to common stock of
  the Company at the ratio of
  $1.43 per common share.                      100,000               100,000

Lines of credit, interest
  at prime to prime plus
  1% to 13.5%                                  271,269               767,220

Installment obligations with interest
  from 7.25% to 13.5%; due in varying
  monthly installments of principal and
  interest through 2001.                       761,883               496,826
                                           -----------           -----------
                                           $12,638,056           $15,142,321
                                           ===========           ===========

     At July 31, 1997, substantially all of the Company's assets are collateral for the notes and loans payable indicated above. Contractual maturities of the above obligations are as follows:

Year Ending July 31          Amount
1998                      $5,281,243
1999                       1,285,163
2000                       1,977,362
2001                         615,855
2002                         552,722
2003 and thereafter        2,925,711

     See Note 1 for additional information concerning the obligations payable to CIT, installment obligations collateralized
by real estate and the Industrial Revenue Bond.   As of July 31,
1997, the carrying amounts reported above for notes and loans payable approximate their fair value based upon interest rates for debt currently available with similar terms and remaining maturities. As of July 31, 1996, because of the ongoing Bank Group negotiations regarding debt repayment and forgiveness, and real estate refinancing, it was not practical to determine a fair value for these financial instruments.


10.  INCOME TAXES

     The provision for income taxes for the years ended July 31, 1996 and 1995 represents primarily a current state income tax provision related to states where the Company cannot file a consolidated return.

     As a result of tax losses incurred in prior years, the Company, at July 31, 1997, has tax loss carryforwards amounting to $15 million. Under Statement of Financial Accounting Standard No.
109 ("SFAS 109"), the Company is required to recognize the value of these tax loss carryforwards if it is more likely than not that they will be realized by reducing the amount of income taxes payable in future income tax returns. This in turn depends on projections of the Company's profitability in future years during the carryforward period. As a result of the completion of the restructuring of the Company's Bank Group debt during 1997 and the return to profitable operations of the Company's ongoing businesses during the past three years, the Company expects to report profits for income tax purposes in the future. As a consequence, the Company recognized a $1.8 million portion of the benefit available from its tax loss carryforwards during the year ended July 31, 1997.

     Realization of this asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes that it more likely than not all of the recorded deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

     The differences between the tax provision calculated at the statutory federal income tax rate and the actual tax provision for each year are shown in the table directly below.

                               1997              1996              1995
Tax at statutory
  federal rate              $   429,600        $ 733,000         $(1,549,000)
State income taxes               75,800          129,000            (273,000)
Change in valuation
  reserve                    (2,221,400)        (799,500)          1,872,000
                             -----------        ---------        -----------
Actual income tax
  provision (benefit)       $(1,716,000)       $  62,500         $    50,000
                            ============       =========         ===========

     The primary components of temporary differences which give rise to the Company's net deferred tax asset are shown in the following table.

As of                               July 31, 1997   July 31, 1996

Deferred tax assets:
  Reserves and other                   $  883,700      $1,259,448
    non-deductible accruals
  Purchase Accounting Adjustment             -            162,112
  Net operating loss & capital loss
  carryforwards                         6,618,100       7,061,028
  Valuation reserve                    (5,175,000)     (8,002,776)
                                       -----------     -----------
Total deferred tax assets               2,326,800         479,812

Deferred tax liability:

  Inventories                            (526,800)       (479,812)
                                         ---------       ---------
 Net deferred tax asset                $1,800,000       $       0
                                       ==========       ==========

11.  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     Investments in unconsolidated affiliates consisted of the following at July 31:

                                        1997                1996
                                    ----------          ----------
Investments valued using the
  Equity Method
  S.I.P., Inc. of Delaware
  (42.5% owned)                       $960,269            $975,629
Investment using the Cost
  Method
  Atlas Machine and Iron Works
    Inc.(36.6% owned)                  810,671           1,010,671
                                    ----------          ----------
                                    $1,770,940          $1,986,300
                                    ==========          ==========

12.  COMMON STOCK OPTIONS

     The Company currently has no outstanding stock options.

13.  INDUSTRY INFORMATION

     Information about the Company's operations in different industries for the years ended July 31, is as follows:


                                    1997            1996            1995
Revenue:
  Construction                   $24,068,633     $18,121,379     $20,837,043
  Manufacturing                   11,203,684      10,287,072      10,615,342
  Other                              945,186         963,611       1,603,073
                                  36,217,503      29,372,062      33,055,458

Inter-company revenue:
  Construction                    (1,681,157)     (1,989,845)     (1,164,584)
  Manufacturing                     (227,827)       (224,705)      ( 278,594)

  Consolidated
    Revenue                      $34,308,519     $27,157,512     $31,612,280

Operating profits (Loss):
  Construction                   $ 2,364,087     $ 1,682,454     $(2,589,691)
  Manufacturing                      (58,758)        120,788       1,029,452

Consolidated
   Operating
   Profits (Losses)                2,305,329       1,803,242      (1,560,239)
General corporate
  income (expenses)                  564,932       1,863,457        (753,281)
Interest expense                  (1,606,575)     (1,510,985)     (2,301,661)
  Profit (Loss)
  before income
  taxes, equity earnings,
  and minority interest           $1,263,686     $ 2,155,714     $(4,615,181)

Identifiable assets:
  Construction                   $15,878,023     $14,303,853     $11,845,023
  Manufacturing                    6,324,220       6,342,351       5,617,867
  General corporate                9,287,476       7,365,548       7,131,216

    Total Identifiable
      Assets                     $31,489,719     $28,011,752     $24,594,106

Capital expenditures:
  Construction                    $2,402,672     $ 2,880,325     $ 1,192,022
  Manufacturing                      314,083         113,651          25,499
  General corporate                   26,570          21,295           7,903

   Total Capital
      expenditures                $2,743,325     $ 3,015,271      $1,225,424

Depreciation:
  Construction                    $  774,559     $   660,250      $  872,236
  Manufacturing                      132,548         137,922         166,833
  General corporate                  172,575         186,490         213,488
    Total Depreciation            $1,079,682      $  984,662     $ 1,252,557


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

     While the Company bids and contracts directly with the owners of structures to be built, the majority of these revenues have historically been derived from projects on which it is a subcontractor of a material supplier or other contractor. Where the Company acts as a subcontractor, it is invited to bid by the firm seeking construction services; therefore, continuing favorable business relations with those firms that frequently bid on and obtain contracts requiring such services are important to the Company. Over a period of years, the Company has established such relationships with a number of companies. Revenues derived from any particular customer fluctuate significantly, and during a given fiscal year, one or more customers may account for 10% or more of the Company's consolidated revenues through individual, competitively bid contracts. During the years ended July 31, 1997, 1996, and 1995, no single contract or customer accounted for more than 10% of consolidated revenue.

14.  EMPLOYEE BENEFIT PLAN

     The Company has a retirement savings plan covering substantially all employees. The Plan provides for optional Company contributions as a fixed percentage. There were no company contributions for the years ended July 31, 1997, 1996 and 1995.

15.  COMMITMENTS AND CONTINGENCIES


Industrial Revenue Bond

     On September 1, 1997, the Company entered into a First Amendment to Reimbursement Agreement with Central Fidelity National Bank for a three-year renewal for the Letter of Credit backing the Industrial Revenue Bond issue on the Company's Richmond manufacturing facility. All obligations under the IRB are current and the Company is in compliance with the covenants contained in the agreement. As of July 31, 1997, the debt was approximately $1.54 million and it is secured by the real estate in the City of Richmond. This amount does not include $200,000 which was held in escrow and applied against the principal on August 1, 1997 according to the terms of the agreement. Principal payments are due in increasing amounts through 2007. A portion of the property covered by the Industrial Revenue Bond is leased by a non-affiliated third party.

Precision Components Corp.

     The Company is party to a suit by Industrial Alloy Fabricators, Inc. and Precision Components Corp. against Williams Industries, Inc. and IAF Transfer Corporation, filed in the Circuit Court for the City of Richmond, Law No. 96B02451, seeking $300,000 plus interest and fees arising from a product liability claim against the Company. The Company retained counsel to respond to the suit and filed a counterclaim seeking reimbursement of damages caused by the plaintiffs. The Company intends to aggressively defend this claim. Trial is now set for November 1997. Management believes that the ultimate outcome of this matter will not have a material adverse impact on the Company's financial position, results of operations, or cash flows.


Foss Maritime

     The Company's subsidiary, Williams Enterprises, Inc., was named a third party defendant in a suit pending in the U.S. District for the Western District of Washington, Foss Maritime v. Salvage Assn. v. Williams
Enterprises & Etalco, #C95-1835R.   The suit arises from damage in transit to
cargo which was shipped from Charleston, SC to Bremerton, WA. Williams Enterprises was hired by Foss Maritime to sea-fasten the cargo according to a design by Etalco, and the Salvage Association was hired to conduct a marine survey prior to the voyage. The Salvage Association filed the Third-Party Complaint, alleging that Williams Enterprises was negligent in the performance of its work. The damages claimed are approximately $3.6 million, which was paid by the Cargo Insurance carrier. Williams Enterprises' exposure under its own liability coverage is $100,000, but the Company believes that this insurance is not ultimately involved because the agreement between Foss and Williams Enterprises was that Williams Enterprises would be a named insured on Foss's Cargo Insurance policy with a "waiver of subrogation" endorsement. Although Foss failed to have Williams Enterprises named on the policy, management believes that Foss will be responsible for any damage or expense incurred by Williams Enterprises. In addition, the Company disputes that it was in any way responsible for the damage.

     On March 19, 1997, the court entered a Summary Judgment in favor of the Salvage Association and against Foss Maritime. This effectively ends the case against Williams Enterprises because the claim was a third-party claim brought by the Salvage Association. However, Foss has filed an appeal with the U.S. Court of Appeals for the Ninth Circuit, so the case remains active
until a disposition of the appeal.   Management believes that the ultimate
outcome will not have a material adverse impact upon the Company's financial position, results of operations, or cash flows.


Koppleman

     The Company has been named a defendant in an action filed in the Circuit Court for the City of Baltimore, Maryland, by the estate of Joseph Koppleman. The suit seeks in excess of $2 million in damages for fraud and other asserted causes of action. The case results from an injury award in favor of Koppleman against the Company's subsidiary corporations, Harbor Steel Erectors, Inc. and Arthur Phillips & Company, Inc., (the "Original Judgment Debtors") in the amount of $270,600, entered in 1995. The claim resulted from an injury to Mr. Koppleman in 1989. The claim falls within the
deductible of the applicable insurance policy.   Because of the plaintiff's
failure to collect their judgment against the Original Judgment Debtors, this action has been filed, naming as defendants the Company, numerous present and former subsidiaries, and the insurance carrier and the insurance broker who were involved in the creation of the insurance arrangement. Management believes that this case is groundless and that the conduct of the underlying litigation was appropriate. The Company has retained counsel and intends to defend this matter aggressively. Management believes that the ultimate outcome will not have a material adverse impact upon the Company's financial position, results of operations, or cash flows.


CIGNA Insurance

     The Company maintained certain policies of insurance with members of the CIGNA group of insurance companies during the period from 1986 through 1991. Certain of those policies provided for what are known as "retrospective premium adjustments" which depend upon the claims made under the policies.
In February, 1997, the Company received an invoice for $1.1 million which has been disputed. Pursuant to prior litigation between the Company and CIGNA which was settled in January 1993, the parties agreed to arbitrate their disputes in the future. An arbitration proceeding has been commenced concerning the referenced invoice and the Company intends aggressively to defend this claim and to press its claims for damages against CIGNA. Management believes that the ultimate outcome of this matter will not have a material adverse impact upon the Company's financial position, results of operations, or cash flows.

General

     The Company is also party to various other claims arising in the ordinary course of its business. Generally, claims exposure in the construction services industry consists of workers compensation, personal injury, products' liability and property damage. The Company believes that its insurance accruals, coupled with its liability coverage, is adequate coverage for such claims.

Leases

     The Company leases certain property, plant and equipment under operating lease arrangements that expire at various dates through 2008. Rent expenses approximated $278,000, $90,300 and $75,900 for the years ended July 31, 1997, 1996 and 1995, respectively. Minimum future rental commitments are as follows:

          Year Ending July 31                    Amount
               1998                              $498,000
               1999                               454,000
               2000                               422,000
               2001                               422,000
               2002                               422,000
               Thereafter                       1,757,000
                                               ----------
                                               $3,975,000
                                               ==========

16.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     During the year ended July 31, 1997, convertible debentures with an aggregate face amount of $575,000 were issued to settle outstanding obligations of the Company. In connection with the issuance of the debentures, the difference between the fair market value of the shares issuable upon conversion of the debentures, approximately $2,683,000, as determined at the dates the related transactions were closed, and the face amount of the debentures, was added to additional paid in capital.

     During the year ended July 31, 1997, the Company entered into several financing agreements to acquire assets with a cost of $1,882,000.


                         1997           1996             1995
Cash paid during
  the year for:
  Income taxes       $   72,000     $   16,500       $   19,500
  Interest           $1,268,683     $1,062,171       $2,080,069

17.  SUBSEQUENT EVENT

     On September 30, 1997, the Company entered into a contract with a nonaffiliated third party to sell the 2 1/4 acre headquarters property for $1,465,000, with the Company to lease back several buildings on the property. The sale is contingent upon the buyer obtaining all necessary approvals to operate a school on the site. The transaction is expected to close during the second quarter and would, if consummated, result in a gain of approximately $500,000.

Williams Industries, Inc.

Schedule II - Valuation and Qualifying Accounts
Years Ended July 31, 1997, 1996 and 1995


Column A          Column B       Column C            Column D       Column E
--------          --------   -------------------     ---------      ---------
                                  Additions
                             -------------------
                                         Charged
                 Balance at  Charged to  to Other                   Balance
                 Beginning   Costs and   Accounts-   Deductions-    at End of
Description      of Period   Expenses    Describe    Describe       Period
July 31, 1997:
  Allowance for
    doubtful
    accounts     $  953,921 $ 60,246 $  293,000(3)  $(212,867)(1) $  758,141
                                                     (336,159)(2)

July 31, 1996:
  Allowance for
    doubtful
    accounts      1,633,566  243,885    246,410(3)    (19,944)(1)    953,921
                                                   (1,149,996)(2)

July 31, 1995:
  Allowance for
    doubtful
    accounts        728,410  134,338    981,805(3)    (42,652)(1)   1,633,566
                                                     (168,335)(2)

(1) Collection of accounts previously reserved.

(2) Write-off from reserve accounts deemed to be uncollectible.

(3) Reserve of billed extras charged against corresponding revenue account.




                             PART 1

Safe Harbor for Forward Looking Statements

     The Company is including the following cautionary statements to make applicable and take advantage of the safe harbor provisions within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 for any forward-looking statements made by, or on behalf of, the Company in this document and any materials incorporated herein by reference. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "estimates," "expects," "intends," and similar expressions. From time to time, the Company or one of its subsidiaries individually may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by or on behalf of the Company or its subsidiaries, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward-looking statements. In addition, the Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

     Forward-looking statements made by the Company are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed in, or implied by, the forward-looking statements.
These forward-looking statements may include, among others, statements concerning the Company's revenue and cost trends, cost-reduction strategies and anticipated outcomes, planned capital expenditures, financing needs and availability of such financing, and the outlook for future construction activity in the Company's market areas. Investors or other users of the forward-looking statements are cautioned that such statements are not a guarantee of future performance by the Company and that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all of the risk and uncertainties, in addition to those specifically set forth above, include general economic and weather conditions, market prices, environmental and safety laws and policies, federal and state regulatory and legislative actions, tax rates and policies, rates of interest and changes in accounting principles or the application of such principles to the Company.

Item 1. Business.

A.  General Development of Business

     Originally established as a public entity in 1970 as the parent of two sister companies formed a decade previously, Williams Industries, Incorporated (the "Company") quickly grew to become a leader in the construction services market. During the mid to late 1980s, the Company diversified from its modest origins and grew into a conglomerate with 27 subsidiaries and whose revenues in 1990 approached $119,000,000.

     With this growth, however, came a significant debt structure, thinly stretched management and an inability to respond quickly to changing market conditions. The Company, along with the economy, floundered and drastic measures were necessary.

     In order to reduce the major operating losses reported in Fiscal 1991 through 1994 and simultaneously meet financial obligations, the Company downsized. Agreements were negotiated with lenders, assets were sold, operations were liquidated. The culmination of these efforts came in March 1997 with Bank Group debt settlement, and the Company began another chapter in its history. Refer to Note 1 in the Notes to Consolidated Financial Statements for details of how the Company arrived at its current, profitable configuration and details of debt reduction.

     Although Williams Industries, Inc. is now a smaller corporation than the conglomerate it was in the mid-1980s and early 1990s, the Company has evolved into a highly functional, cohesive entity, much more capable of producing profit, even on smaller revenues.

     Despite its smaller configuration, the Company's remaining subsidiaries, Greenway Corporation, Piedmont Metal Products, Inc., Williams Bridge Company, Williams Equipment Corporation, and Williams Steel Erection Company, Inc., have the capability of providing a wide range of construction services as subcontractors on major industrial, commercial, bridge and highway and governmental construction projects. These services include steel fabrication and erection; manufacture and installation of non-structural and ornamental metals; equipment rental, primarily of cranes; and the rigging and installation of equipment. The Company's ability to provide a wide range of construction services, often on a rapid-response basis, has strengthened its reputation as an industry leader in the Mid-Atlantic region.

     The construction services are augmented by several administrative components which provide necessary services for the construction activities or management of the Company's assets. Of these administrative activities, Construction Insurance Agency, Inc., Insurance Risk Management Group, Inc., and WII Realty Management, Inc., which was established to manage the Company's real estate, also cultivate outside customers to enhance the overall profitability of the parent organization.


B.  Financial Information About Industry Segments

     The Company's activities are divided into three broad categories: (1) Construction, which includes industrial, commercial and governmental construction, the construction, repair and rehabilitation of bridges as well as the rental, sale and service of heavy construction equipment; (2) Manufacturing, which includes the manufacture of metal products; and (3) Other, which includes insurance operations and parent company transactions with unaffiliated parties. Financial information about these segments is contained in Note 13 of the Notes to Consolidated Financial Statements. The following table sets forth the percentage of total revenue attributable to these categories for the years ended July 31, 1997, 1996 and 1995 as restated to reflect discontinued operations and the foregoing reclassification of segments:

                                    Fiscal Year Ended July 31,
                                    -------------------------
                                    1997       1996     1995
                                    ----       ----     ----
Construction . . . . . . . . . . . . 65%        59%      62%
Manufacturing. . . . . . . . . . . . 32%        37%      33%
Other. . . . . . . . . . . . . . . .  3%         4%       5%

     This mix has changed over the years as the Company continues to organize its business into a more profitable configuration. While levels of operating activity in the construction and manufacturing segments are likely to be maintained for some time going forward, the percentages of total revenue are expected to change as market conditions or new business opportunities warrant.


C. Narrative Description of Business

1. Construction

     The Company specializes in structural steel erection, the installation of architectural, ornamental and miscellaneous metal products, the installation of precast and prestressed concrete products, the rental of construction equipment and the rigging and installation of equipment for utility and industrial facilities.

     The Company owns a wide variety of construction equipment and has experienced little difficulty in having sufficient equipment to perform its contracts. Most labor employed by this segment is obtained in the areas where the particular project is located. Labor in the construction segment is primarily open shop. The Company has not experienced any significant labor difficulties. In its construction segment, the Company requires few raw materials, such as steel or concrete, since these are generally furnished by and the responsibility of the person who employs the Company to provide the construction services.

     The primary basis on which the Company is awarded construction contracts is price, since most projects are awarded on the basis of competitive bidding. While there are numerous competitors for commercial and industrial construction in the Company's geographic areas, the Company remains as one of the larger and more diversified companies in its areas of operations.

     Although revenue derived from any particular customer has fluctuated significantly in recent years, no single customer has accounted for more than 10% of consolidated revenue.

     A significant portion of the Company's work is subject to termination for convenience clauses in favor of the local, state, or federal government entities who contracted for the work in which the Company is involved. The law generally gives local, state, and federal government entities the right to terminate contracts, for a variety of reasons, and such rights are made applicable to government purchasing by operation of law. While the Company rarely contracts directly with such government entities, such termination for convenience clauses are incorporated in the Company's contracts by "flow down" clauses whereby the Company stands in the shoes of its customers. The Company has not experienced any such terminations in recent years, and because the Company is not dependent upon any one customer or project, management feels that any risk associated with performing work for governmental entities are minimal.

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

b. Concrete Construction

     The Company erects structural precast and prestressed concrete for various structures, such as multi-storied parking facilities and processing facilities, and erects the concrete architectural facades for buildings. The concrete erection service generates its revenue from contracts with non-affiliated customers, and the business is not dependent upon any particular customer.

c. Rigging and Installation of Equipment

     Much of the equipment and machinery used by utilities and other industrial concerns is so cumbersome that its installation and preparation for use, and to some extent its maintenance, requires installation equipment and skills not economically feasible for those users to acquire and maintain. The Company's construction equipment, personnel and experience are well suited for such tasks, and the Company contracts for and performs those services. Since management believes that the demand for these services, particularly by utilities, is relatively stable throughout business cycles, it is aggressively pursuing the expansion of this phase of its construction services.

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

2. Manufacturing

     The Company manufactures metal products that are frequently used in projects on which the Company is providing construction services. Products fabricated include steel plate girders used in the construction of bridges and other projects, and light structural metal products. In its manufacturing segment, the Company obtains raw materials from a variety of sources on a competitive basis and is not dependent on any one source of supply.

     Facilities in this segment are predominantly open shop. Management believes that its labor relations in this segment are good.

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

b.  Light Structural Metal Products

      The Company fabricates light structural metal products at a Company-owned facility in Bedford, Virginia. The Bedford plant is located on about 32 acres, of which 21.38 are owned by the parent corporation and 10.56 are owned by Piedmont Metal Products. For the past two Fiscal years, this subsidiary has made major improvements and expansion to its facilities to enhance its manufacturing capabilities, as well as its ability to finish product in inclement weather.


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

     The Company employs between 250 and 500 employees, many employed on an hourly basis for specific projects, the actual number varying with the seasons and timing of contracts. At July 31, 1997, the Company had 278 employees, of which 15 were covered by a collective bargaining agreement. Generally, management believes that its employee relations are good.

b. Insurance

Liability Coverage

     Primary liability coverage for the Company and its subsidiaries is provided by a policy of insurance with limits of $1,000,000 and a $2,000,000 aggregate. The Company also carries what is known as an "umbrella" policy which provides limits of $4,000,000 excess of the primary. The primary policy has a $25,000 deductible; however, it does provide first dollar defense coverage. If additional coverage is required on a specific project, the Company makes those purchases.

Workers' Compensation Coverage

     Worker's compensation coverage is provided by several programs, depending on the jurisdiction. In some states, the program is traditionally insured, while in other states, self-funding mechanisms are used. Since 1987, the Company's "loss modification factor" (an increase or decrease to a standard premium based on an insured's previous claims experience) on its workers' compensation insurance premiums declined from a high of 1.73 in 1986 to a low of 0.92 in 1992. The current loss modification factor is less than
1.0. Management attributes this to the strengthening of safety and loss control measures, education of management and employees in the importance of compliance at all times with the corporate safety program, along with constant monitoring of claims to minimize or eliminate costly friction between the claimant and the Company. The Company strives to be in the forefront in providing a safe work place for its workers, but, because of the dangerous nature of its business, injuries do occur. In those cases, the Company recognizes the personal tragedy that can accompany those injuries and attempts to provide comfort and individual consideration to the injured party and his or her family.


Item 2. Properties and Equipment.

     At the end of Fiscal Year 1997, the Company owned approximately 89 acres of industrial property, most of which is being presently utilized. Approximately 39 acres are near Manassas, in Prince William County, Virginia; 17 acres are in Richmond, Virginia; 32 acres in Bedford, in Virginia's Piedmont section between Lynchburg and Roanoke; and one acre in Baltimore, Maryland.

     The 3,000 square foot building housing the executive offices of the Company is located on a 2 1/4 acre parcel owned by the Company in Fairfax County, Virginia. This parcel also includes a 7,500 square foot two story masonry building and several smaller structures housing the Company's insurance operations, its construction group headquarters, accounting and data processing functions. Portions of this complex also are rented to non-affiliated third parties.

     On September 30, 1997, the Company entered into a contract with a nonaffiliated third party to sell the 2 1/4 acre headquarters property for $1,465,000, with the Company to lease back several buildings on the property. The sale is contingent upon the buyer obtaining all necessary approvals to operate a school on the site. The transaction is expected to close during the second quarter and would, if consummated, result in a gain of approximately $500,000 and in appreciable cash flow benefits going forward because the cost of leasing the needed space on the property will be lower than the carrying cost of the debt on the property.

     The Company owns numerous large cranes, tractors and trailers and other equipment. Management believes the equipment is in good condition and is
well maintained.   During Fiscal Year 1997, the Company continued to upgrade
its fleet, both with new and used equipment. Expenditures for such equipment totaled $2.74 million in Fiscal Year 1997. The availability of used equipment at attractive prices varies primarily with the construction industry business cycle. The Company attempts to time its purchases and sales to take advantage of this cycle. All equipment is encumbered by security interests.


Item 3. Legal Proceedings.


Precision Components Corp.

     The Company is party to a suit by Industrial Alloy Fabricators, Inc. and Precision Components Corp. against Williams Industries, Inc. and IAF Transfer Corporation, filed in the Circuit Court for the City of Richmond, Law No. 96B02451, seeking $300,000 plus interest and fees arising from a product liability claim against the Company. The Company retained counsel to respond to the suit and filed a counterclaim seeking reimbursement of damages caused by the plaintiffs. The Company intends to aggressively defend this claim. Trial is now set for November 1997. Management believes that the ultimate outcome of this matter will not have a material adverse impact on the Company's financial position, results of operations, or cash flows.


Foss Maritime

     The Company's subsidiary, Williams Enterprises, Inc., was named a third party defendant in a suit pending in the U.S. District for the Western District of Washington, Foss Maritime v. Salvage Assn. v. Williams
Enterprises & Etalco, #C95-1835R.   The suit arises from damage in transit to
cargo which was shipped from Charleston, SC to Bremerton, WA. Williams Enterprises was hired by Foss Maritime to sea-fasten the cargo according to a design by Etalco, and the Salvage Association was hired to conduct a marine survey prior to the voyage. The Salvage Association filed the Third-Party Complaint, alleging that Williams Enterprises was negligent in the performance of its work. The damages claimed are approximately $3.6 million, which was paid by the Cargo Insurance carrier. Williams Enterprises' exposure under its own liability coverage is $100,000, but the Company believes that this insurance is not ultimately involved because the agreement between Foss Maritime and Williams Enterprises was that Williams Enterprises would be a named insured on Foss's Cargo Insurance policy with a "waiver of subrogation" endorsement. Although Foss Maritime failed to have Williams Enterprises named on the policy, management believes that Foss Maritime will be responsible for any damage or expense incurred by Williams Enterprises.
In addition, the Company disputes that it was in any way responsible for the damage.

     On March 19, 1997, the court entered a Summary Judgment in favor of the Salvage Association and against Foss Maritime. This effectively ends the case against Williams Enterprises because the claim was a third-party claim brought by the Salvage Association. However, Foss has filed an appeal with the U.S. Court of Appeals for the Ninth Circuit, so the case remains active
until a disposition of the appeal.   Management believes that the ultimate
outcome will not have a material adverse impact upon the Company's financial position, results of operations or cash flows.



Koppleman

     The Company has been named a defendant in an action filed in the Circuit Court for the City of Baltimore, Maryland, by the estate of Joseph Koppleman. The suit seeks in excess of $2 million in damages for fraud and other asserted causes of action. The case results from an injury award in favor of Koppleman against the Company's subsidiary corporations, Harbor Steel Erectors, Inc. and Arthur Phillips & Company, Inc., (the "Original Judgment Debtors") in the amount of $270,600, entered in 1995. The claim resulted from an injury to Mr. Koppleman in 1989. The claim falls within the
deductible of the applicable insurance policy.   Because of the plaintiff's
failure to collect their judgment against the Original Judgment Debtors, this action has been filed, naming as defendants the Company, numerous present and former subsidiaries, and the insurance carrier and the insurance broker who were involved in the creation of the insurance arrangement. Management believes that this case is groundless and that the conduct of the underlying litigation was appropriate. The Company has retained counsel and intends to defend this matter aggressively. Management believes that the ultimate outcome will not have a material adverse impact upon the Company's financial position, results of operations, or cash flows.


CIGNA Insurance

     The Company maintained certain policies of insurance with members of the CIGNA group of insurance companies during the period from 1986 through 1991. Certain of those policies provided for what are known as "retrospective premium adjustments" which depend upon the claims made under the policies.
In February, 1997, the Company received an invoice for $1.1 million which has been disputed. Pursuant to prior litigation between the Company and CIGNA which was settled in January 1993, the parties agreed to arbitrate their disputes in the future. An arbitration proceeding has been commenced concerning the referenced invoice and the Company intends aggressively to defend this claim and to press its claims for damages against CIGNA. Management believes that the ultimate outcome of this matter will not have a material adverse impact upon the Company's financial position, results of operations or cash flows.


General

     The Company is also party to various other claims arising in the ordinary course of its business. Generally, claims exposure in the construction services industry consists of employment claims of various types of workers compensation, personal injury, products' liability and property damage. The Company believes that its insurance accruals, coupled with its liability coverage, is adequate coverage for such claims.



Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.



PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters.

     The Company's Common Stock was traded on the NASDAQ National Market System under the symbol (WMSI) until its equity position no longer met NASDAQ requirements for inclusion in that market. Subsequently, the Company's stock has traded on the "bulletin boards" and will return to NASDAQ only when it meets all of the requirements for market listing. The following table sets forth the high and low sales prices for the periods indicated, as obtained from market makers in the Company's stock.

 8/1/95  11/1/95  2/1/96  5/1/96  8/1/96  11/1/96  2/1/97  5/1/97
10/31/95 1/31/96 4/30/96 7/31/96 10/31/96 1/31/97 4/30/97 7/31/97
-------- ------- ------- ------- -------- ------- ------- -------
  $3.50   $4.00   $3.93   $5.25   $6.25    $6.38   $5.50   $6.13
  $0.75   $2.12   $2.69   $2.50   $3.00    $2.88   $3.13   $3.75

     The Company has paid no cash dividends in recent years. While it is the directors' policy to have the Company pay cash dividends whenever feasible, the Company's credit agreements prohibit cash dividends without the lenders' permission. In addition, the need for cash in the Company's business indicates that cash dividends will not be paid in the foreseeable future.

     The prices shown reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily reflect actual transactions.

     At September 26, 1997, there were 493 holders of record of the Common
Stock.

     The Company recently has filed with the Securities and Exchange Commission a secondary offering of its securities on Form S-2 on behalf of certain selling shareholders who received stock or convertible debentures in connection with the transactions (Bank Group, FDIC, and Pribyla) described elsewhere in this report. The number of shares included in the Registration is 1,080,294, although certain of those shares are subject to restriction on their transfer which are effective through December 31, 1998. All of the subject shares are considered outstanding as of the date of commitment in the calculation of "Earnings Per Share - Fully Diluted" in the accompanying Consolidated Statements of Operations for the Year Ended July 31, 1997.



Item 6.  Selected Consolidated Financial Data.

     The following table sets forth selected financial data for the Company and is qualified in its entirety by the more detailed financial statements, related notes thereto, and other statistical information appearing elsewhere in this report.

                SELECTED CONSOLIDATED FINANCIAL DATA
                (In millions, except per share data)

                                1997   1996   1995   1994   1993
                                ----   ----   ----   ----   ----
Statements of Operations Data:
Revenue:
     Construction . . . . .    $22.4  $16.1  $19.7  $27.9   $28.0
     Manufacturing. . . . .     11.0   10.1   10.3   16.9    21.7
     Other. . . . . . . . .      1.0    1.0    1.6    0.8     0.9
                               -----  -----  -----  -----   -----
        Total Revenue. . .     $34.4  $27.2  $31.6  $45.6   $50.6
                               =====  =====  =====  =====   =====
Gross Profit:
     Construction. . . . .     $ 8.8  $ 6.2  $ 5.2  $ 4.8   $ 3.5
     Manufacturing . . . .       3.2    2.9    3.9    4.2     5.4
     Other. . . . .. . . .       1.0    1.0    1.6    0.8     0.9
                               -----  -----  -----  -----   -----
   Total Gross Profit . .      $13.0  $10.1  $10.7  $ 9.8   $ 9.8
                               =====  =====  =====  =====   =====

Other Income:                  $  -   $ 2.5  $ 0.2  $  -    $  -

Expense:
     Overhead  . . . . . .     $ 3.2  $ 2.7  $ 3.0  $ 3.6   $ 3.9
     General and
       Administrative    .       5.8    5.3    9.0    8.1    10.7
     Depreciation . . . ..       1.1    1.0    1.2    1.4     1.6
     Interest . . . . . ..       1.6    1.5    2.3    1.7     1.5
     Income Taxes               (1.7)    -      -      -       .1
                               -----  -----  -----  -----   -----

     Total Expense . .         $10.0  $10.5  $15.5  $14.8   $17.8
                               =====  =====  =====  =====   =====
Profit (Loss) from
     Continuing Operations     $ 3.0  $ 2.1  $(4.6) $(5.0)  $(8.0)
Gain (Loss) from
     Discontinued
     Operations                   -      -     1.4   (4.6)   (5.1)
Extraordinary Item -
     Gain on Extinguish-
     ment of Debt                3.2    0.8    6.6     -       -
                               -----  -----  -----  -----   -----
        Net Earnings
          (Loss) . . . .        $6.2  $ 2.9  $ 3.4  $(9.6) $(13.1)
                               =====  =====  =====  =====   =====
Earnings (Loss) Per Share:
     From Continuing
       Operations......         $1.13  $0.84 $(1.82) (1.98) $(3.20)
     From Discontinued
     Operations . . . . .         -      -     0.57  (1.80)  (2.01)
     Extraordinary Item          1.20   0.31   2.60    -       -
                                -----  -----  -----  -----   -----
Earnings (Loss) Per
     Share*                     $2.33  $1.15 $ 1.35 $(3.78) $(5.21)
                                =====  =====  =====  =====   =====

Balance Sheet Data (at end of
year):

Total Assets--Continuing
     Operations . . . . .    . $31.5  $28.0  $24.6  $38.4   $40.9
Net (Liabilities) Assets
     of Discontinued
     Operations. . .              -      -      -    (1.0)    3.6


Long Term Obligations            7.2    5.8    2.9    5.0    17.2
Total Liabilities               25.0   30.2   29.8   46.1    43.6
Stockholders equity
     (Deficiency
     in assets)                  6.5   (2.2)  (5.2)  (8.7)    0.9

* No Dividends have been paid on Common Stock during the above period.

     During the five years reflected by the above table, the Company substantially reduced its number of subsidiaries and discontinued operations in several lines of business. It also disposed of a number of assets, as discussed in Notes 2 and 7 to the Notes to Consolidated Financial Statements. These factors are relevant to any comparisons.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company achieved one of its most significant objectives, that of settling Bank Group debt, in 1997. After many years of struggling with the downsizing and restructuring necessary to return to profitability and retire debt, on March 31, 1997, the Company's efforts were rewarded when the final funds were paid to the Bank Group. The debt forgiveness accompanying this
transaction immediately improved the Company's equity position.   Details of
this transaction are contained in Note 1 to the Consolidated Financial
Statements.

     In addition to achieving the objective of retiring Bank Group debt, the Company has also made great strides toward another objective, that of having
consistent operational profitability.   The Company's fundamental lines of
business are conducted through the core subsidiaries of Greenway Corporation, Piedmont Metal Products, Inc., Williams Bridge Company, Williams Equipment
Corporation, and Williams Steel Erection Company, Inc.   These operations, on
aggregate, have been profitable for several years.

     Management continues to work to enhance the on-going value of Williams Industries Inc., which, in addition to the companies mentioned above, includes the parent corporation and several companies, Construction Insurance Agency, Insurance Risk Management and WII Realty Management, that provide services both for the core companies and outside customers.

     When the Company retired its Bank Group debt, it also entered into a relationship with a new lender, The CIT Group/Credit Finance, Inc. ("CIT"). Within the framework of a Loan and Security Agreement, the Company established a credit facility of approximately $3 million with CIT. The loan is secured by the Company's equipment and receivables, as well as subordinate deeds of trust on the Company's real estate. The structure of the loan allows the Company to pay off debt through a variety of mechanisms, such as the proceeds from the sale of an asset, while also retaining the ability to borrow against the credit line should the need arise.

     In the fourth quarter of Fiscal 1997, the Company upgraded several components of its fleet while simultaneously paying portions of the CIT debt with the proceeds from the sale of old equipment.

     The new credit facility is also being used to allow the subsidiaries to negotiate better payment terms on certain transactions, such as the purchase of materials, by having cash available when necessary.

     Another benefit of the settlement of Bank Group debt was the ability of management to change its focus to other issues, such as developing innovative methods to obtain quality work and expand market areas to more fully avail the Company's subsidiaries of new opportunities in traditional market areas.

     In addition to its strategic planning for operational activities, management is also focusing on the relisting of the Company's stock on NASDAQ. It is anticipated that an application for relisting will be filed using the audited results from Fiscal 1997. Management knows of no reason at this time why the application would not be considered favorably by the NASDAQ Board of Governors, which must review the Company's background and prospects, as well as its current financial position.

     The core companies' profits must be at a level to sustain the parent operation and any auxiliary services, such as the Williams Industries Insurance Trust, which is the umbrella organization administering the Company's insurance programs.

Financial Condition

     The financial condition of Williams Industries, Inc. improved throughout Fiscal 1997, with the most substantial change occurring during the third quarter when the Company completed debt restructuring with its Bank Group and cured all outstanding defaults. Details of these transactions are discussed in Notes 1 and 10 of the Notes to the Consolidated Financial Statements and included a $3,189,000 gain on extinguishment of debt and the recognition of a $1.8 million deferred tax asset. A significant portion of these Notes relate to the Bank Group Debt settlement and accompanying new financial arrangements, the settlement of old legal issues, and the Company's income tax provisions.

     In addition, the Company reported on-going profitable operations which were not a result of unusual transactions. These profits are being generated by the aggregate results of the Company's core subsidiaries, Greenway Corporation, Piedmont Metal Products, Inc., Williams Bridge Company, Williams Equipment Corporation, and Williams Steel Erection Company, Inc.

     With a few exceptions, the Company has essentially sold all the assets that are not part of its long-range activities. The remaining assets will be used in Company businesses.

     As the Company culminated its lengthy efforts to restructure its debt and cure the Bank Group and real estate loan defaults, management began a more intense focus on NASDAQ relisting and general business development. With the Bank Group settlement, the accompanying debt forgiveness, the benefit recognized from the deferred tax asset, and profitable operations, the Company has returned to a positive equity position of $6.5 million. This amount exceeds one of the NASDAQ requirements, the $4 million tangible net worth threshold required for a relisting application to be considered. The goal of relisting on NASDAQ is paramount in management's thinking and a variety of efforts will be employed to meet the relisting requirements as soon as practical without compromising the Company's long-term posture.

     The Company is now in compliance with the terms of its debt covenants. Central Fidelity Bank, the issuer of the Letter of Credit backing the bonds on the Company's Industrial Revenue Bond (IRB) secured by the Richmond property, and the Company entered into a new agreement on September 1, 1997, for a three-year renewal of the Letter of Credit. Approximately $1.54 million remained on this obligation as of July 31, 1997. This does not include a $200,000 payment which was held in an interest-bearing escrow account and which was applied against principal on August 1, 1997 according to the terms of the bond documents.

     A number of other issues which had the potential to impact the Company's future earnings have also been resolved. The settlement and quantification of expense and exposure to old legal issues such as Pribyla, enables the Company to be in a much stronger position going forward. Although certain contingencies are discussed in Note 15 to the Notes to Consolidated Financial Statements, management believes that major uncertainties that could have impacted the Company's financial posture have largely been removed, enabling management, potential creditors and customers to have a much clearer picture of the Company's financial future.

Bonding

     Until recently, the Company had limited ability to furnish payment and performance bonds for some of its projects. The Company's ability to furnish payment and performance bonds has improved with the improvement in the financial condition, but essentially all of its projects have been obtained without the need to provide bonds. Management does not believe the Company has lost any significant work in Fiscal 1997 due to bonding concerns.

Liquidity

     The Company's liquidity position continues to improve. On-going operations continue to provide the cash necessary to finance day-to-day operations and to service debt. In addition, these operations were able to reduce accounts payable and other accrued expenses by approximately $3.0 million during Fiscal 1997. The Company has a loan of approximately $2.5 million due on December 31, 1997 and plans to repay a portion of the balance with the proceeds to be received from the sale of its headquarters property (See Note 17 in the Notes to Consolidated Financial Statements) and refinance thebalance with a new loan, using other real estate as collateral. The Company anticipates leasing back a portion of the current headquarters' property and expects appreciable cash flow benefits going forward because the cost of leasing the needed space on the property will be lower than the carrying cost of the debt on the property.

Operations

     Each of the Company's core operations has benefited from the increased activity in the construction marketplace as well as the improved financial condition of the parent corporation. Once the parent cured its defaults, the subsidiaries found it much easier to obtain new equipment or supplies based on their own results and profitability. This trend is expected to continue and will lead to further improved results through reduced finance costs and the more efficient delivery of services through enhanced capabilities.


Operations

1.  Fiscal Year 1997 Compared to Fiscal Year 1996

     "Revenue" shows an improvement from $27,157,512 in Fiscal 1996 to $34,308,519 in Fiscal 1997, which is attributable to several sources, but most specific to several "mega" projects undertaken by Williams Steel
Erection Company during the year.   The "Other Income" amounts consist of
real estate sales and reflect the varying gains recognized from these transactions. For details of real estate sales, refer to Note 2 in the Notes to Consolidated Financial Statements.

     For the year ended July 31, 1996, the total construction and manufacturing revenue was $26,193,901 which compares to $33,363,333 for the year ended July 31, 1997, or more than a 27 percent increase in revenue. The Company's joint venture on the large arena in Washington, D.C. is essentially complete. With the completion of this project, the Company has concluded essentially all of its "mega" steel erection contracts. There currently are not any outstanding bids on projects of similar size. As a result, the Company's backlog has declined from $19 million as of July 31, 1996 to approximately $12.5 million as of July 31, 1997. In order to increase the backlog, the Company continues to pursue other joint venture arrangements in both the construction and manufacturing segments on certain projects which are greater than $1.0 million in size and complex enough to involve large quantities of manpower, management time and equipment. The Company's policy is to enter into joint ventures only where it is at least a 50% partner and actively participates in the management of the venture. Further, the Company's policy is to seek to engage in joint ventures with partners who reputation and status in the industry indicate to management that they are
trustworthy partners.   During the course of the MCI Joint Venture, there
were no disputes regarding management, but the agreement did provide for an alternative dispute resolution mechanism, as will any future joint venture arrangement.

     In continuing the year to year comparisons, several transactions or sales in both years are highly complicated. For details of these events, refer to Notes 1 and 2 to the Notes to Consolidated Financial Statements elsewhere in this document.

     Unusual events have contributed to "Profit Before Extraordinary Items" of $2,982,512 for the year ended July 31, 1997 and the $2,152,847 for the year ended July 31, 1996, most particularly the $1.8 million deferred income tax asset recognized in 1997, and the $2.4 million gain on the sale of real estate recognized in 1996.

     With respect to the income tax asset, as a result of tax losses incurred in prior years, the Company, at July 31, 1997, has tax loss carryforwards amounting to $15 million. Under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), the Company is required to recognize the value of these tax loss carryforwards if it is more likely than not that they will be realized by reducing the amount of the Company's profitability in future years during the carryforward period. As a result of the completion of the restructuring of the Company's Bank Group debt during 1997 and the return to profitable operations of the Company's ongoing businesses during the past two years, the Company expects to report profits for income tax purposes in the future. As a consequence, the Company recognized a $1.8 million portion of the benefit available from its tax loss carryforwards during the year ended July 31, 1997.

     Revenues for the year ended July 31, 1997 exceeded projected levels and
expenses have been kept to reasonable and customary levels.   From a core
company aggregate operating perspective, revenues, gross profit and pre-tax profit all increased when the years are compared. Overhead expense increased as a result of increased operational activity. General and Administrative expense, which does not vary according to revenue levels, increased primarily as a result of settlement of litigation.

     Management believes that the removal of Bank Group debt has greatly benefited both the parent and subsidiary operations. As a consequence of better financing terms, the subsidiaries should be able to increase their net profit margins and become more cost competitive in the marketplace, thereby allowing further increases in their revenues.


2.  Fiscal Year 1996 Compared to Fiscal Year 1995

     While Fiscal Years 1996 and 1995 were both profitable, comparisons were
complicated due to significant one time events.    In Fiscal Year 1995, the
Company recorded $8.2 million in gains from the extinguishment of debt compared to $800,000 in Fiscal Year 1996. Fiscal Year 1996 profitability was achieved through a combination of factors, not the least significant of which was the $2.4 million gain on the sale of assets which is included in "Other Income" in the Consolidated Statement of Operations for the year ended July 31, 1996. Total revenue decreased in 1996 by approximately fourteen percent while gross profit increased from 33.8% to 37.3%.

     The revenue decline was a direct result of the cessation of operations of certain subsidiaries, most notably: John F. Beasley Construction Company, Williams Enterprises, Inc. and Industrial Alloy Fabricators, Inc. In Fiscal Year 1995, these operations accounted for revenue of approximately $11.5 million and losses of $3.25 million, compared to revenue of approximately $280,000 and losses of $300,000 in Fiscal Year 1996.

     The Company's consolidated revenue in 1996 was down from 1995, but the revenues of the core companies each improved, some, such as Williams Steel Erection Company, Inc. and Williams Bridge Company, by more than 50%. On aggregate, the five core companies increased revenue by approximately 39% from 1995 to 1996. Management viewed this improvement as highly significant, particularly considering the Winter of 1996 was one of the worst in history.

     Another area of contrast from 1995 to 1996 was in expenses.
Consolidated expenses declined from $15.5 million in Fiscal Year 1995 to $10.5 million in Fiscal Year 1996. This decline was also primarily the result of the Company's decision to cease operations of the previously mentioned subsidiaries.

     Management believed that all the core companies would benefit from the improvements in the construction marketplace which are occurring in all the Company's traditional market areas.


Item 8. Williams Industries, Incorporated Consolidated Financial Statements for the Years ended July 31, 1997, 1996 and 1995.

     (See pages which follow.)

Item 9.  Disagreements on Accounting and Financial Disclosures.

     None.

Part III

     Pursuant to General Instruction G(3) of Form 10-K, the information required by Part III (Items 10, 11, 12 and 13) is hereby incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, in connection with the Company's Annual Meeting of Shareholders schedule to be held November 22, 1997.



Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

The following documents are filed as a part of this report:

1.  Consolidated Financial Statements of Williams Industries,
    Incorporated and Independent Auditors' Report.

       Report of Deloitte & Touche LLP.

       Consolidated Balance Sheets as of July 31, 1997 and 1996.

       Consolidated Statements of Operations for the Years Ended
       July 31, 1997, 1996 and 1995.

       Consolidated Statements of Stockholders' Equity (Deficiency in Assets) for the Years Ended July 31, 1997, 1996 and
       1995.

       Consolidated Statements of Cash Flows for the Years Ended
       July 31, 1997, 1996 and 1995.

       Notes to Consolidated Financial Statements for the Years
       Ended July 31, 1997, 1996 and 1995.

       Schedule II -- Valuation and Qualifying Accounts for the Years Ended July 31, 1997, 1996, and 1995 of Williams Industries, Incorporated.


(All included in this report in response to Item 8.)


2.  (a) Schedules to be Filed by Amendment to this Report.

        NONE

    (b)Exhibits:

(3) Articles of Incorporation and By-laws. Incorporated by reference to Exhibits 3(a) and 3(b) of the Company's 10-K for the fiscal year ended July 31, 1989.

(11) Primary and Fully Diluted Earnings Per Share Calculation for the year ended July 31, 1997.

(21)    Subsidiaries of the Company.

     Name                                 State of
                                          Incorporation
     Arthur Phillips & Company, Inc.*          MD
     John F. Beasley Construction Company*     TX
     Greenway Corporation                      MD
     IAF Transfer Corporation*                 VA
     Piedmont Metal Products, Inc.             VA
     Williams Bridge Company                   VA
     Williams Enterprises, Inc.*               DC
     Williams Equipment Corporation            DC
     Williams Industries Insurance Trust       VA
       Capital Benefit Administrators, Inc.    VA
       Construction Insurance Agency, Inc.     VA
       Insurance Risk Management Group, Inc.   VA
     WII Realty Management, Inc.               VA
     Williams Steel Erection Company           VA

     * Not Active

(27)    Financial Data Schedule

    (c)  A Form 8-K/A, amending a Form 8-K filed on
         April 2, 1997, accompanies this filing.





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