Form 10-Q
period 1997-10-31
WILLIAMS INDUSTRIES INC
filed 1997-12-08
CIK 107294

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                             FORM 10-Q

          Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


FOR QUARTER ENDED                            October 31, 1997

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

                  Yes  X                  No

                            2,909,887
Number of Shares of Common Stock Outstanding at April 30, 1997


                 WILLIAMS INDUSTRIES, INCORPORATED
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
                                        October 31,     July 31,
                                          1997            1997
              ASSETS

Cash and cash equivalents            $ 2,326,415     $ 1,867,144
Restricted Cash                           70,093         252,412
Accounts and notes receivable         10,085,539      10,322,033
Inventories                            1,935,797       2,727,814
Costs and estimated earnings
  in excess of billings on
  uncompleted contracts                  797,647         845,325
Investments in unconsolidated
  affiliates                           1,758,690       1,770,940
Property and equipment, net of
  accumulated depreciation
  and amortization                    10,529,979      10,686,243
Prepaid expenses and other assets      1,198,934       1,217,808
Deferred income taxes                  1,740,000       1,800,000

TOTAL ASSETS                         $30,443,094     $31,489,719

              LIABILITIES

Notes payable                        $12,108,576     $12,638,056
Accounts payable                       4,747,871       4,842,837
Accrued compensation, payroll
  taxes and amounts withheld
  from employees                         673,326         694,634
Billings in excess of costs
  and estimated earnings on
  uncompleted contracts                2,593,215       2,972,587
Other accrued expenses                 3,252,625       3,531,599
Income taxes payable                     118,000         108,000

    Total Liabilites                  23,493,613      24,787,713

Minority Interests                       179,656         170,237

           STOCKHOLDERS' EQUITY

Common stock - $0.10 par value,
  10,000,000 shares authorized;
  2,909,887 and 2,839,756 shares
  issued and outstanding                 290,989         283,976
Additional paid-in capital            15,799,417      15,705,430
Retained deficit                      (9,320,581)     (9,457,637)

    Total Stockholders' Equity         6,769,825       6,531,769

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY               $30,443,094     $31,489,719


See notes to condensed consolidated financial statements

              WILLIAMS INDUSTRIES, INCORPORATED
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited)
                                           Three Months Ended

                                              October 31,
                                         1997            1996
REVENUE:
  Construction                       $ 3,887,870     $ 5,374,504
  Manufacturing                        2,865,966       2,371,088
    Other                                 30,114         659,558

  Total revenue                        6,783,950       8,405,150

DIRECT COSTS:
  Construction                         1,955,582       3,396,151
  Manufacturing                        2,261,344       1,659,340

    Total direct costs                 4,216,926       5,055,491

GROSS PROFIT                           2,567,024       3,349,659

EXPENSES:
  Overhead                               724,199         780,381
  General and administrative             986,174       1,743,648
  Depreciation                           306,500         253,668
  Interest                               335,376         362,971
    Total expenses                     2,352,249       3,140,668

PROFIT BEFORE INCOME TAXES, EQUITY
    EARNINGS AND MINORITY INTERESTS      214,775         208,991

INCOME TAXES                              78,400          37,200

PROFIT BEFORE EQUITY EARNINGS AND
  MINORITY INTERESTS                     136,375         171,791

  Equity in earnings of
    unconsolidated affiliates             10,100          11,350
    Minority interest in
      consolidated subsidiaries           (9,419)        (14,894)

NET PROFIT                            $  137,056      $  168,247


PROFIT PER COMMON SHARE - PRIMARY      $  0.05        $  0.07

PROFIT PER COMMON SHARE - ASSUMING
  FULL DILUTION                        $  0.04        $  0.06



See notes to condensed consolidated financial statements

              WILLIAMS INDUSTRIES, INCORPORATED
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited)
                                               Three Months Ended

                                            October 31,
                                               1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:

Net profit                               $ 137,056     $ 168,247
Adjustments to reconcile net
  profit to net cash provided
  by operating activities:
    Depreciation and amortization          306,500       253,668
    (Gain) loss on disposal of
      property, plant and equipment       (207,659)        8,750
    Minority interests in earnings           9,419        14,894
    Equity in earnings of
      unconsolidated affiliates            (10,100)      (11,350)
Changes in assets and liabilities:
    Decrease in accounts and notes
      receivable                           236,494       134,650
    Decrease (increase) in inventories     792,017       (83,545)
    (Increase) decrease in costs and
      estimated earnings related to
      billings on uncompleted contracts   (331,694)      418,728
    Decrease in prepaid expenses and
      other assets                          18,874       150,806
    Decrease in deferred income taxes       60,000          -
    Decrease in accounts payable           (94,966)   (1,196,278)
    Decrease in accrued compensation,
      payroll taxes, and accounts
      withheld from employees              (21,308)      (42,280)
    (Decrease) increase in other
      accrued expenses                    (278,974)      730,081
    Increase (decrease) in income
      taxes payable                         10,000       (16,424)
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                               625,659       529,947

CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for property, plant
    and equipment                         (188,413)     (221,380)
  Proceeds from sale of property,
    plant and equipment                    409,703        18,000
  Decrease in restricted cash              182,319           -
  Dividend from unconsolidated
    affiliate                               22,350        33,525
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                     425,959      (169,855)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                 237,751       255,059
  Repayments of notes payable             (831,098)     (603,930)
  Issuance of common stock                   1,000          -

NET CASH USED IN FINANCING ACTIVITIES     (592,347)     (348,871)

NET INCREASE IN CASH AND EQUIVALENTS       459,271        11,221
CASH AND EQUIVALENTS, BEGINNING OF
  PERIOD                                 1,867,144     1,300,867
CASH AND EQUIVALENTS, END OF PERIOD     $2,326,415    $1,312,088

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the period for:
    Income Taxes                          $  8,400      $ 53,624
    Interest                              $325,001      $117,094


See notes to condensed consolidated financial statements

              WILLIAMS INDUSTRIES, INCORPORATED
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    October 31, 1997


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying condensed consolidated financial statements have been prepared in accordance with rules established by the Securities and Exchange Commission. Certain financial disclosures required to present the financial position and results of operations in accordance with generally accepted accounting principles are not included herein. The reader is referred to the financial statements included in the annual report to shareholders for the year ended July 31, 1997. The interim financial information included herein is unaudited. However, such information reflects all adjustments, consisting solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position as of October 31, 1997 and the results of operations for the three months ended October 31, 1997 and 1996, and cash flows for the three months ended October 31, 1997 and 1996.

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


2.  NOTES PAYABLE

A. CIT: The Company's primary credit facility is with CIT Group/Credit Finance, Inc., under a Loan and Security Agreement for a line of credit of approximately $3 million. This loan requires monthly principal payments as well as interest at prime plus 2.5%. The loan has a three year term and is due March 2000. This loan is secured by the Company's equipment and receivables as well as subordinate deeds of trust on the real estate.

     As of October 31, 1997, approximately $1,850,000 was owed under the terms of this agreement.

B.   NationsBank:   The Company has a loan with NationsBank,
secured by first deeds of trust on all the Company's real property
(with the exception of the Richmond facility encumbered by the Industrial Revenue Bond), and by certain other collateral. The loan bears interest at 11% fixed, and requires payments based on a 20 year amortization. The loan is due and payable in full by April 30, 1998. The balance on this obligation, as of October 31, 1997, was approximately $2,475,000.

C. Pribyla: The Company continues to make $8,000 per month payments under a promissory note in the face amount of $744,000, which does not bear interest but allows a prepayment discount at a 10% annual rate. The "present value" of the note if it were paid off as of October 31, 1997 was approximately $498,000. Payments are due on the first of each month, $8,000 for the first three years, $9,000 for two years and $10,000 for two more years through April 2004. This note is secured by subordinate deeds of trust on the Prince William and Fairfax real estate.

D.   Industrial Revenue Bond

     Central Fidelity Bank has renewed their Letter of Credit backing the Industrial Revenue Bond issue. As of October 31, 1997, approximately $1,340,000 was owed. This obligation is secured by the real estate in the City of Richmond. Principal payments are due in increasing amounts through the maturity of the bonds in 2008. A portion of the property covered by the Industrial Revenue Bond is leased by a non-affiliated third party.


3.  ACCOUNTS AND NOTES RECEIVABLE

     Accounts and notes receivable consist of the following:
                              October 31,            July 31,
                                 1997                  1997
Accounts Receivable:
  Contracts:
     Open accounts           $8,139,890            $7,940,532
     Retainage                  346,054               563,730
  Trade                       1,550,103             1,642,121
  Contract claims               534,025               534,025
  Other                          33,505               188,567
  Allowance for doubtful
       accounts              (  709,878)           (  758,141)
Total accounts receivable     9,893,699            10,110,834

Notes Receivable                191,840               211,199

Total Accounts and Notes
  Receivable                $10,085,539           $10,322,033


     Included in the above amount at October 31, 1997 is approximately $692,000 that is not expected to be received within one year.


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

     The costs of materials and supplies are accounted for as assets for financial statement purposes. These costs are written off when incurred for Federal income tax purposes. The items are taken into account in the accompanying statements as follows:


                                     October 31,       July 31,
                                        1997            1997
Equipment held for resale            $  756,765     $  761,565
Materials, structural steel, metal
  decking, and steel cable at
  lower of cost or estimated
  market value                          771,825      1,551,742
Supplies at lower of cost or
  estimated market value                407,207        414,507
                                     $1,935,797     $2,727,814


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


6.  RELATED-PARTY TRANSACTIONS

     Certain shareholders owning 11.25% of the outstanding and committed stock of the Company, computed on a fully diluted basis assuming the conversion of all outstanding debentures, own 67.49% of the outstanding stock of Williams Enterprises of Georgia, Inc. Billings to this entity and other affiliates were approximately $180,000 for the three months ended October 31,
1997.   Billings to this entity and other affiliates were not
significant in the quarter ended October 31, 1996.

     Certain shareholders owning 9.4% of the outstanding and committed stock of the Company, computed on a fully diluted basis assuming the conversion of all outstanding debentures, own 100% of the stock of Williams and Beasley Company. Billings from this entity during the three months ended October 31, 1997 were approximately $57,000. Billings to entity and other affiliates during the period ended October 31, 1996 were $175,000.


7.  COMMITMENTS/CONTINGENCIES

Precision Components Corp.

     The Company is party to a suit by Industrial Alloy Fabricators, Inc. and Precision Components Corp. against Williams Industries, Inc. and IAF Transfer Corporation, filed in the Circuit Court for the City of Richmond, Law No. 96B02451, seeking $300,000 plus interest and fees arising from a product liability claim against the Company. The Company retained counsel to respond to the suit and filed a counterclaim seeking reimbursement of damages caused by the plaintiffs. The case was heard on November 25, 1997 and a ruling is expected shortly. Management believes that the ultimate outcome of this matter will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

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

     On March 19, 1997, the court entered a Summary Judgment in favor of the Salvage Association and against Foss Maritime.
This effectively ends the case against Williams Enterprises because the claim was a third-party claim brought by the Salvage Association. However, Foss has filed an appeal with the U.S. Court of Appeals for the Ninth Circuit, so the case remains alive
until a disposition of the appeal.   Management believes that
the
ultimate outcome will not have a material adverse impact upon the
Company's financial position, results of operations or cash flows.


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

CIGNA Insurance

     The Company maintained certain policies of insurance with members of the CIGNA group of insurance companies during the period from 1986 through 1991. Certain of those policies provided for what are known as "retrospective premium adjustments" which depend upon the claims made under the policies. In February
1997, the Company received an invoice for $1.1 million. This is being disputed. Pursuant to prior litigation between the Company and CIGNA, which was settled in January 1993, the parties agreed to arbitrate future disputes. An arbitration proceeding has been commenced regarding the February invoice. The Company intends to aggressively defend this claim and to press for damages against
CIGNA. Management believes that the ultimate outcome of this matter will not have a material adverse impact upon the Company's financial position, results of operations or cash flow.

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


8.  RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" has been issued by the Financial Accounting Standards Board. SFAS No. 128 is effective for periods ending after December 15, 1997 and early adoption is not permitted.

     SFAS No. 128 requires the Company to compute and present a basic and diluted earnings per share. Had the Company computed earnings per share in accordance with SFAS No. 128 for the quarters ended October 31, 1997 and 1996, there would be no material difference in the reported earnings per share.

     In June 1997, the Financial Accounting Standards Board
(FASB) issued SFAS No. 131, "Disclosures about Segments of an
Enterprise and Related Information". The Company will apply this statement beginning in Fiscal 1999 and reclassify its financial statements for earlier periods provided for comparative purposes.

     SFAS 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to issued shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement supersedes SFAS Statement No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement toreport information about major customers. It amends FASB No. 94, "Consolidation of All Majority-Owned Subsidiaries", to remove the special disclosure requirements for previously unconsolidated subsidiaries.

     At this point, the Company has not determined the impact of adopting SFAS 131.


9.  SUPPLEMENTAL CASH FLOW INFORMATION

     During the first quarter of Fiscal 1998, First Tennessee
Equipment Finance Corporation converted a $100,000 debenture into 69,931 shares of the Company's stock.

     Also during the first quarter, the Company entered into several financing agreements to acquire assets with a cost of approximately $164,000.



Item 2.  Management's Discussion and Analysis
Financial Condition and Results of Operations


Safe Harbor for Forward Looking Statements

     The Company is including the following cautionary statements to make applicable and take advantage of the safe harbor provisions within the meaning of Section 27A of the Securities
Act of 1933 and Section 21E of the Securities Exchange Act of 1934 for any forward-looking statements made by, or on behalf of, the Company in this document and any materials incorporated herein by reference. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by the use of the words "anticipates", "estimates", "expects", "intends", and similar expressions. From time to time, the Company or one of its subsidiaries individually may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by or on behalf of the Company or its subsidiaries, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward-looking statements. In addition, the Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

     Forward-looking statements made by the Company are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed in, or implied by, the forward-looking statements. These forward-looking statements may include, among others, statements concerning the Company's revenue and cost trends, cost reduction strategies and anticipated outcomes, planned capital expenditures, financing needs and availability of such financing, and the outlook for future construction activity in the Company's market areas. Investors or other users of forward-looking statements are cautioned that such statements are not a guarantee of future performance by the Company and that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all of the risks and uncertainties, in addition to those specifically set forth above, include general economic and weather conditions, market prices, environmental and safety laws and policies, federal and state regulatory and legislative actions, tax rates and policies, rates of interest and changes in accounting principles or the application of such principles to the Company.

General

     Williams Industries, Inc., having completed its debt restructuring as well as curing prior defaults, is now focusing on its business of construction and construction services. On aggregate, profits are being generated by the results of the Company's core subsidiaries; Greenway Corporation, Piedmont Metal Products, Inc., Williams Bridge Company, Williams Equipment Corporation, and Williams Steel Erection Company, Inc.

     With a few exceptions, such as the Falls Church, Virginia and Baltimore, Maryland real estate, the Company has sold all the assets that are not part of its long-range activities. The remaining assets will be used in Company businesses or for rental purposes.

Financial Condition

     The first quarter of Fiscal 1998, which ended October 31, 1997, was probably one of the most routine, albeit slow, quarters experienced by the Company in more than five years. There were no unusual or extraordinary transactions or significant sales of assets, although two cranes were sold as a part of ongoing fleet upgrades. The Company produced profitable results through routine activities and is on a sound financial footing for the future. Stockholders' equity continues to improve.

     For the three months ended October 31, 1997, the Company had a net profit of $137,056 or $0.05 per share. This compares to $168,247 or $0.07 cents per share for the comparable quarter in Fiscal 1997.

     Operationally, the aggregate results of Greenway, Piedmont, Williams Bridge, Williams Equipment, and Williams Steel were again profitable for the quarter. Although overall revenue declined from the prior year, when several massive projects were working simultaneously, profits before income taxes, equity earnings and minority interests increased.

     The Company is in compliance with its lenders and debt payments are current. Non-revenue producing debt continues to decline.

Bonding

     The Company's ability to furnish payment and performance bonds has improved along with its financial condition. However, essentially all Company projects have been obtained without providing bonds.

Liquidity

     The Company's liquidity position has improved. On-going operations and investing activities continue to provide the cash necessary to finance day-to-day operations and to service the restructured debt. The Company's Condensed Consolidated Statements of Cash Flows reflected positive cash flow from operations of $625,659, which was higher than the $529,947 reported for the same period in Fiscal 1997.

     Cash flow from investing activities was also positive. The company received proceeds of $409,703 from sales of assets while only expending $188,413 for new purchases. In total, cash provided by investing activities increased to $425,959, compared to a deficit of $169,855 for the period ended October 31, 1997.

     The Company continued to reduce debt during the quarter as reflected in the Cash Used in Financing Activities of $592,347 on the Condensed Consolidated Statements of Cash Flows.

Sale of Assets

     During the quarter, two cranes were sold for approximately $409,000, of which $215,000 was paid to CIT against the Company's credit facility during the quarter ended October 31, 1997 and another $194,000 is to be paid during the quarter ending January 31, 1998. These sales resulted in a pretax gain of approximately $228,000, which was recognized in the quarter ended October 31, 1997.

     On September 30, 1997, the Company entered into a contract with a nonaffiliated third party to sell the 2 1/4 acre headquarters property for $1,465,000 with the Company to lease back several buildings on the property. The sale is contingent upon the buyer obtaining all necessary approvals to operate a school on the site. The transaction is expected to close during the second quarter and would, if consummated, result in a gain of approximately $500,000.

Operations

     Activities in the construction segment slowed throughout the Company's traditional market areas during the first quarter of Fiscal 1998 for a combination of reasons. Part of the revenue decline was attributed to the routine cycle between major project start ups. While a number of projects were finished in the year ended July 31, 1997, several projects which had been scheduled to start were delayed. As a consequence, a number of projects now are gearing up for the second quarter of Fiscal 1998.
Owing to these conditions, during the quarter ended October 31, 1997, the construction segment of the Company had lower revenues, but, because of cost containment measures, significantly improved its profit margins.

     Revenues in the manufacturing segment improved slightly due to increased fabrication work for construction projects which will begin shortly. Expenses continue to decline as each of the operations become more efficient in providing services.

1998 Quarter Compared to 1997 Quarter

     The first quarter of Fiscal 1998 was similar in many respects to the same quarter of the prior year, although overall revenues declined. Pre-tax profits increased on an aggregate basis from $208,991 in the quarter ended October 31, 1996 to $214,775 for the quarter ended October 31, 1997.

     Two of the most obvious variances between the comparable quarters are in the "Other Revenue" and "General and Administrative Expense" categories on the Condensed Consolidated Statements of Operations. Both had to do with the death of Mr. Eugene Priblya, a former employee. For the quarter ended
October 31, 1996, "Other Revenue" included revenue of approximately $460,000 as a gain on the proceeds of life insurance relating to Mr. Pribyla. Also, in the quarter ended October 31, 1996, "General and Administrative Expense" included approximately $460,000 of expense related the Pribyla settlement. Therefore, when the results of the quarter ended October 31,
1997
are compared in these two categories, the noted items should be considered.

     Construction and manufacturing revenues decreased approximately $1.6 million to $6,783,950 for the quarter ended October 31, 1997 as compared to the first quarter of Fiscal 1997. A significant portion of the decrease can be attributed to the Company's largest subsidiary, Williams Steel Erection Company, which had record revenues in the prior year. This subsidiary's revenue declined by almost fifty percent from the prior year's levels as a direct result of finishing a tremendous amount of high profile work, such as the semi-conductor plant in Manassas, Virginia, construction of new airport terminals in Washington and
Baltimore, and several area high schools. Having completed a record year in Fiscal 1997, the company, which once again has built its backlog to significant levels, is now on track to
resumemajor projects in the second quarter.   Despite the lower
revenues, the company remained the most profitable of all the Company's subsidiaries.

     Williams Steel was not the only area construction company experiencing a temporary decline due to the completion of major projects. Many others, including a number of customers, were in the same situation and, as a consequence, the Company's two equipment rental and rigging subsidiaries, Greenway Corporation and Williams Equipment Corporation, both saw declines in their revenues. Both companies are expanding their market areas and have received work in new, non-traditional service areas. With the recent addition of upgraded equipment to both fleets, it is anticipated that the expansion into additional service areas will continue.

     Williams Bridge Company continues to experience difficulties in the bridge fabrication market, but the company's revenues did increase for the first quarter of Fiscal 1998 when compared to the same quarter in Fiscal 1997. However, the company's low profit margins and high material costs caused it to have a higher pre-tax loss than in the prior year. Extensive lead times are necessary for material orders in this business and, until the parent's recent resolution of its financial difficulties, Williams Bridge Company did not have the resources to stock pile materials at cost savings. With the improved position of the parent organization, the company is developing alternatives to reduce material costs and improve profit margins. The company's backlog of work continues to increase and management is implementing a series of measures to combat the difficulties previously mentioned. Williams Bridge Company, like many other fabricators, continues to experience difficulty in buying raw materials due to quotas imposed by the firm's traditional suppliers. Alternate suppliers are being evaluated for projects that do not contain restrictions on the source of raw material. Due to extensive lead times, positive results from many of the changes underway are not expected to show up in the company's financial results until later in the Fiscal Year.

     The remaining core company, Piedmont Metal Products, had a small decline in revenue for the first quarter of Fiscal 1998 when compared to the first quarter of Fiscal 1997, but the company continues to be consistently profitable. In order to handle work more efficiently and increase its capabilities, the company recently completed several facility upgrades. A new marketing program has also been developed.

     Going forward, profits must continue at a level not only to cover construction and manufacturing obligations, but also the parent operations and debt repayment. Management believes that the Company should continue to be operationally profitable on a quarter to quarter basis. However, due to the unpredictability of the weather, the degree of profitability is always susceptible to fluctuations from quarter to quarter.


BACKLOG

     The Company's backlog of work under contract or otherwise believed to be firm as of October 31, 1997 was approximately $15,344,000. This is a significant improvement in the Company's backlog from July 31, 1997 and is attributed to the Company's
increased focus on sales and marketing.   The backlog primarily
represents work at Williams Steel Erection Company and Williams Bridge Company. Both Greenway Corporation and Williams Equipment Corporation perform work on a rapid response basis. Therefore only a small portion, if any, of their work is included in the backlog.

     Most of the backlog will be completed within the next 12 months if contract schedules are followed. Management believes that the level of work is sufficient to allow the Company to have adequate work for Fiscal Year 1998.

Management

     Management's current top priority is the listing of the Company's stock on NASDAQ. Application for listing was made on November 19, 1997. Management was informed that NASDAQ reviews normally take four to eight weeks.

     In addition to this priority, management is also concentrating on consistently improving consolidated results.
Concentrated effort on strategic planning for the future and development of long-range goals for growth are also major priorities.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

Precision Components Corp.

     The Company is party to a suit by Industrial Alloy Fabricators, Inc. and Precision Components Corp. against Williams Industries, Inc. and IAF Transfer Corporation, filed in the Circuit Court for the City of Richmond, Law No. 96B02451, seeking $300,000 plus interest and fees arising from a product liability claim against the Company. The Company retained counsel to respond to the suit and filed a counterclaim seeking reimbursement of damages caused by the plaintiffs. The case was heard on November 25 and a ruling is expected shortly. Management believes that the ultimate outcome of this matter will not have a material adverse impact on the Company's financial position, results of operations, or cash flows.

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

     On March 19, 1997, the court entered a Summary Judgment in favor of the Salvage Association and against Foss Maritime. This effectively ends the case against Williams Enterprises because the claim was a third-party claim brought by the Salvage Association. However, Foss has filed an appeal with the U.S. Court of Appeals for the Ninth Circuit, so the case remains alive until a disposition of the appeal. Management believes that the ultimate outcome will not have a material adverse impact upon the Company's financial position, results of operations or cash flows.


Koppleman

     The Company has been named a defendant in an action field in the Circuit Court for the City of Baltimore, Maryland, by the estate of Joseph Koppleman. The suit seeks in excess of $2 million in damages for fraud and other asserted causes of action. The case results from an injury award in favor of Koppleman against Harbor Steel Erectors, Inc. and Arthur Phillips & Company,
Inc. (the "Original Judgment Debtors") in the amount of $270,600, entered in 1995, which resulted from an injury to Mr. Koppleman in
1989.  The claim falls within the deductible of the applicable
insurance policy.   Because of the plaintiff's failure to collect
their judgment against the Original Judgment Debtors, this action has been filed, naming as defendants the Company, numerous present and former subsidiaries, the insurance carrier, and the insurance broker who were involved in the creation of the insurance arrangement. Management believes that this case is groundless and that the conduct of the underlying litigation was appropriate. The Company has retained counsel and intends to defend this matter aggressively. Management believes that the ultimate outcome will not have a material adverse impact upon the Company's financial position, results of operations, or cash flows.


CIGNA Insurance

     The Company maintained certain policies of insurance with members of the CIGNA group of insurance companies during the period from 1986 through 1991. Certain of those policies provided for what are known as "retrospective premium adjustments" which depend upon the claims made under the policies. In February 1997, the Company received an invoice for $1.1 million, which was disputed. Pursuant to prior litigation between the Company and CIGNA, which was settled in January 1993, the parties agreed to arbitrate future disputes. An arbitration proceeding has been commenced regarding the February invoice. The Company intends to aggressively defend this claim and to press for damages against CIGNA. Management believes that the ultimate outcome of this matter will not have a material adverse impact upon the Company's financial position, results of operations or cash flows.

General

     The Company is also party to various other claims arising in the ordinary course of its business. Generally, claims exposure in the construction services industry consists of workers compensation, personal injury, products' liability and property damage. The Company believes that its insurance accruals, coupled with its liability coverage, is adequate coverage for such claims.



ITEM 2.  Changes in Securities

     During the quarter, First Tennessee Equipment Finance Company converted a $100,000 debenture into 69,931 shares of the Company's common stock. This conversion is reflected in the total number of shares issued and outstanding as of October 31, 1997.


ITEM 3.  Defaults Upon Senior Securities

     None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     On November 22, 1997, the shareholders of Williams Industries, Inc. elected a new board of directors. Elected were:
William C. Howlett, R. Bentley Offutt, Dr. John Rasmussen, Frank
E. Williams, Jr. and Frank E. Williams, III. Under the terms of the Company's By-Laws, it is possible that an additional member could be added to the board during the course of the fiscal year.
This additional member, who would be an "outside" director, could be added by the Board of Directors on an interim basis until the next vote of shareholders.


     The results of the November 22, 1997 shareholder's election of directors are as follows:

Nominee                             FOR             ABSTAIN

William C. Howlett               2,434,433            800
R. Bentley Offutt                2,434,733            500
Dr. John Rasmussen               2,434,433            800
Frank E. Williams, Jr.           2,434,733            500
Frank E. Williams, III           2,434,558            675



ITEM 5.  Other Information

     On November 19, 1997, the Company applied for listing on the NASDAQ National Market System. The Company believes it met all of the listing criteria at the time of its application. The application is now being reviewed. Management has been advised that NASDAQ reviews normally take four to eight weeks. While management believes that its application should be favorably considered, it can offer no assurance that this will be the case.

     On November 21, 1997, the Securities and Exchange
Commission accepted and declared effective the Company's S-2 filing for the registration of 1,080,294 shares. These shares were registered on behalf of the following:

1. Shareholders from the settlement of the Pribyla litigation: 215,000 shares, which have already been issued, and are included in the Company's total outstanding shares of 2,909,887 as of October 31, 1997.

2.  Holders of debentures convertible into the following shares:

     A. NationsBank, N.A., owns a $410,000 Convertible Debenture convertible into 16.4% of the Company's common stock or approximately 619,000 shares. There are legal stipulations regarding the debenture and its conversion. Since the debenture has not been converted, the shares have not been calculated in the Company's currently issued and outstanding stock, although they are included in the "full dilution" calculation.

     B. The Federal Deposit Insurance Corporation (FDIC), as receiver for two commercial banks, owns a $90,000 Convertible Debenture convertible into 3.6% of the Company's common stock or approximately 136,000 shares. There are legal stipulations regarding the debenture and its conversion. Since the debenture has not been converted, the shares have not been calculated in the Company's currently issued and outstanding stock, although they are included in the "full dilution" calculation.

     C. The FDIC, as receiver for a bank involved in another transaction, owns a $75,000 Convertible Debenture convertible into
110,294 shares. Since the debenture has not been converted, the shares have not been calculated in the Company's currently issued and outstanding stock, although they are included in the "full dilution" calculation.


ITEM 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

          None.

     (b) Reports on Form 8-K

          None.



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             WILLIAMS INDUSTRIES, INCORPORATED

December 8, 1997                /s/  Frank E. Williams, III
                                Frank E. Williams, III
                                President, Chairman of the
                                Board
                                Chief Financial Officer