Form 10-Q
period 1998-01-31
WILLIAMS INDUSTRIES INC
filed 1998-03-13
CIK 107294

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                             FORM 10-Q

     Amended Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


FOR QUARTER ENDED                            January 31, 1998

COMMISSON FILE NO.                            0-8190

                   WILLIAMS INDUSTRIES, INC.
    (Exact name of registrant as specified in its charter)

           VIRGINIA                         54-0899518
(State or other jurisdiction of           (IRS Employer
incorporation or organization)          Identification No.)

2849 MEADOW VIEW ROAD, FALLS CHURCH, VIRGINIA       22042
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

                  Yes  X                  No

                            2,917,835
Number of Shares of Common Stock Outstanding at January 31, 1998

             WILLIAMS INDUSTRIES, INCORPORATED
           CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Unaudited)
                                         January 31,    July 31,
                                            1998          1997
                 ASSETS

Cash and cash equivalents                 1,289,030    1,867,144
Restricted Cash                              13,619      252,412
Accounts and notes receivable             8,953,765   10,322,033
Inventories                               2,234,699    2,727,814
Costs and estimated earnings in
  excess of billings on
  uncompleted contracts                   1,054,248      845,325
Investments in unconsolidated affiliates    936,369    1,770,940
Property and equipment, net of
  accumulated depreciation and
  amortization of $8,952,708
  and $9,387155                           9,723,267   10,686,243
Prepaid expenses and other assets         1,900,819    1,217,808
Deferred income taxes                     1,793,000    1,800,000

TOTAL ASSETS                             27,898,816   31,489,719

              LIABILITIES

Notes payable                            10,953,726   12,638,056
Accounts payable                          3,722,204    4,842,837
Accrued compensation, payroll taxes
  and amounts withheld from employees       432,562      694,634
Billings in excess of costs and
  estimated earnings on uncompleted
  contracts                               2,218,792    2,972,587
Other accrued expenses                    3,529,559    3,531,599
Income taxes payable                        152,000      108,000

    Total Liabilities                    21,008,843   24,787,713

Minority Interests                          186,311      170,237

STOCKHOLDERS' EQUITY

Common stock - $0.10 par value,
  10,000,000 shares authorized:
  2,917,835 and 2,839,756 shares
  issued and outstanding                    291,784      283,976
Additional paid-in capital               15,848,086   15,705,430
Accumulated deficit                      (9,436,208)  (9,457,637)

    Total stockholders' equity
      (deficiency in assets)              6,703,662    6,531,769

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIENCY IN ASSETS)          27,898,816   31,489,719

         See notes to condensed consolidated financial statements.

              WILLIAMS INDUSTRIES, INCORPORATED
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited)
                       Three Months Ended      Six Months Ended
                           January 31,              January
31,
                       1997        1996        1997        1996
REVENUE
  Construction       3,353,201   5,578,513   7,041,071
10,953,017
  Manufacturing      2,060,127   2,504,730   4,926,093
4,875,818
  Other                219,053     188,106     449,167
847,664
    Total Revenue    5,632,381   8,271,349  12,416,331
16,676,499

DIRECT COSTS
  Construction       2,152,236   3,522,141   4,107,818
6,918,292
  Manufacturing      1,679,297   1,648,964   3,940,641
3,308,304
    Total Direct
      Costs          3,831,533   5,171,105   8,048,459
10,226,596

GROSS PROFIT         1,800,848   3,100,244   4,367,872
6,449,903

OTHER INCOME           564,051      60,065     564,051
60,065

EXPENSES
  Overhead             746,803     923,894   1,471,002
1,704,275
  General and
    Administrative   1,160,565   1,382,457   2,146,739
3,126,105
  Depreciation         304,556     249,161     611,056
502,829
  Interest             285,476     353,346     620,852
716,317
    Total Expenses   2,497,400   2,908,858   4,849,649
6,049,526

(LOSS) PROFIT BEFORE
INCOME TAXES, EQUITY
EARNINGS AND MINORITY
  INTERESTS           (132,501)    251,451      82,274     460,442

INCOME TAX (BENEFIT)
  PROVISION            (19,000)     30,800      59,400      68,000

PROFIT BEFORE EQUITY
IN EARNINGS AND
  MINORITY
  INTERESTS           (113,501)     220,651     22,874     392,442

  Equity in (loss)
    earnings of
    unconsolidated
    affiliates        (799,971)      (6,040)  (789,871)      5,310
  Minority interest
    in income of
    consolidated
    subsidiaries       (11,155)     (13,690)   (20,574)
(28,584)

(LOSS) PROFIT BEFORE
EXTRAORDINARY ITEM    (924,627)     200,921   (787,571)
369,168

EXTRAORDINARY ITEM
  Gain on
    extinguishment
    of debt            809,000         -       809,000        -

NET (LOSS) PROFIT     (115,627)     200,921     21,429
369,168

(LOSS) PROFIT PER
COMMON SHARE-BASIC
  (Loss) Profit before
  extraordinary item     (0.32)       0.08       (0.27)
0.14
  Extraordinary item      0.28         -          0.28         -
PROFIT PER COMMON
  SHARE-BASIC            (0.04)       0.08        0.01
0.14
PROFIT PER COMMON SHARE-
  ASSUMING DILUTION
  (Loss) Profit before
  extraordinary item     (0.24)       0.08       (0.20)
0.14
  Extraordinary item      0.21         -          0.21         -
PROFIT PER COMMON SHARE-
  ASSUMING DILUTION      (0.03)       0.08        0.01
0.14
         See notes to condensed consolidated financial statements.

                WILLIAMS INDUSTRIES, INCORPORATED
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                           Six Months Ended
                                      January 31,     January 31,
                                         1998            1997
                                                     <C<
CASH FLOWS FROM OPERATING ACTIVITIES
Net profit                                 21,429       369,168
Adjustments to reconcile net cash
  used in operating activities:
    Depreciation and amortization         611,056       502,829
    Gain on extinguishment of debt       (809,000)         -
    Gain on disposal of property,
      plant and equipment                (777,045)      (50,998)
    Minority interests in earnings         20,574        28,584
    Equity in earnings (loss) of
      unconsolidated affiliates           789,871        (5,310)
Changes in assets and liabilities:
    Decrease in accounts and notes
      receivable                        1,368,268       818,282
    Decrease (increase) in inventories    493,115      (401,589)
    Increase in costs and estimated
      earnings related to billings
      on uncompleted contracts (net)     (962,718)     (109,705)
    Increase in prepaid expenses and
      other assets                       (683,011)     (468,376)
    Decrease in deferred income taxes       7,000          -
    Decrease in accounts payable         (417,774)   (1,088,443)
    Decrease in accrued compensation,
      payroll taxes, and amounts
      withheld from employees            (262,072)     (130,726)
    (Decrease) increase in other
      accrued expenses                     (2,040)      467,123
    Increase in income taxes payable       44,000         6,585
NET CASH USED IN OPERATING ACTIVITIES    (558,347)      (62,576)

CASH FLOWS FROM INVESTING ACTIVITIES
    Expenditures for property,
      plant and equipment                (386,002)     (718,356)
    Proceeds from sale of property,
      plant and equipment               1,859,159       231,000
    Decrease in restricted cash           238,793          -
    Minority interest dividends            (4,500)       (6,889)
    Dividends from unconsolidated
      affiliate                            44,700        50,288
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                  1,752,150      (443,957)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from borrowings            1,457,917     1,191,578
    Repayments of notes payable        (3,280,298)     (960,996)
    Issuance of common stock               50,464        49,950

NET CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                 (1,771,917)      280,532

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                            (578,114)     (226,001)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                   1,867,144     1,300,867
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                         1,289,030     1,074,866

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
    Cash paid during the period for:
      Income taxes                          8,400        61,415
      Interest                            615,874       820,060

         See notes to condensed consolidated financial statements.

                WILLIAMS INDUSTRIES, INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         January 31, 1998


1.   SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES

     The accompanying condensed consolidated financial statements have been prepared in accordance with rules established by the Securities and Exchange Commission. Certain financial disclosures required to present the financial position and results of operations in accordance with generally accepted accounting principles are not included herein. The reader is referred to the financial statements included in the annual report to shareholders for the year ended July 31, 1997. The interim financial information included herein is unaudited. However, such information reflects all adjustments, consisting solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position as of January 31, 1998 and the results of operations for the three and six months ended January 31, 1998 and
1997, and cash flows for the six months ended January 31, 1998 and
1997.

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

2.  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     During the Quarter Ended January 31, 1998, the Company reduced the value of its investment in Atlas Machine & Iron Works by approximately $800,000. This is shown on the Condensed Consolidated
Statements of Operations as a loss in equity earnings of unconsolidated affiliates.

     A previous reduction in the Company's investment in Atlas, which was carried on the Company's books by the cost method of accounting since the Company was unable to exert any significant influence over Atlas's operations and financial policies, occurred in Fiscal 1997.

     The Company's decision to reduce the balance of the Company's investment was based on the facts that Atlas has filed for bankruptcy protection and its assets are being liquidated by its senior creditor. The Company believes it may not recover any of its investment.

3.  ACCOUNTS AND NOTES RECEIVABLE

     Accounts and notes receivable consist of the following:

                                January 31,            July 31,
                                   1998                  1997

Accounts Receivable:
  Contracts:
     Open accounts              $6,730,136            $ 7,940,532
     Retainage                     381,822                563,730
  Trade                          1,367,171              1,642,121
  Contract claims                  534,025                534,025
  Other                            414,999                188,567
  Allowance for doubtful
       accounts                 (  656,655)            (  758,141)
Total accounts receivable        8,771,498             10,110,834

Notes Receivable                   182,267                211,199

Total Accounts and Notes
  Receivable                    $8,953,765            $10,322,033


     Included in the above amount at January 31, 1998 is approximately $674,000 that is not expected to be received within one year.


4.  NOTES PAYABLE

A. CIT: The Company's primary credit facility is with CIT Group/Credit Finance, Inc., under a Loan and Security Agreement for a line of credit of approximately $3 million. This loan requires monthly principal payments as well as interest at prime plus 2.5%.
The loan has a three year term and is due March 2000. This loan is secured by the Company's equipment and receivables as well as subordinate deeds of trust on certain real estate.

     As of January 31, 1998, approximately $1,789,000 was owed under the terms of this agreement.

B.   NationsBank:   The Company has a loan with NationsBank,
secured
by first deeds of trust on all the Company's real property (with the exception of the Richmond facility encumbered by the Industrial Revenue Bond), and by certain other collateral. The loan bears interest at a fixed annual rate of 11%, and requires payments based on a 20 year amortization. The loan is due and payable in full by
April 30, 1998.

     On January 28, 1998, the Company closed on the sale of its 2 1/4 acre headquarters property in Fairfax County for $1,430,000 to a non-affiliated third party. The sale resulted in a gain of approximately $560,000, which is shown in "Gain on Disposal of Property, Plant and Equipment" in the Condensed Consolidated
Statements of Cash Flows.   The net proceeds of the sale were
used
to reduce the Company's obligation to NationsBank. The balance owed to NationsBank, as of January 31, 1998, was approximately $890,000.
The Company has an agreement from another local bank to refinance this note.

C.   Pribyla:  The Company continues to make $8,000 monthly
payments
under a promissory note in the face amount of $744,000, which does
not bear interest but allows a prepayment discount at a 10%
annual
rate. The "present value" of the note if it were paid off as of January 31, 1998 was approximately $487,000. Payments are due on the first of each month, $8,000 for the next 27 months, $9,000 for the next 24 months through April 2002, and $10,000 for the last
24
months through April 2004. This note is secured by a subordinate deed of trust on the Company's Prince William real estate.

D.   Industrial Revenue Bond

     Central Fidelity Bank has renewed their Letter of Credit which serves as collateral for the Industrial Revenue Bond issue. As of
January 31, 1998, approximately $1,265,000 was owed. This obligation is secured by the real estate in the City of Richmond.
Principal payments are due in increasing amounts through the maturity of the bonds in 2007. A portion of the property covered by the Industrial Revenue Bond is leased by a non-affiliated third party.

5.  GAIN ON EXTINGUISHMENT OF DEBT/ACCOUNTS PAYABLE

     During the Quarter Ended January 31, 1998, the Company recognized a "Gain on Extinguishment of Debt" in the amount of $809,000 arising from the ongoing liquidation of its subsidiary John
F. Beasley Construction Company, under the auspices of the U.S. Bankruptcy Court for the Northern District of Texas. This amount represents accounts payable which will not be paid under the Chapter
11 Plan confirmed by the Court in that proceeding. The finalization of that proceeding, which is expected to occur within the current fiscal year, is not expected to have any further material impact on the Company's financial position, results of operations, or cash flows.


6.  INVENTORIES

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

     The costs of materials and supplies are accounted for as assets for financial statement purposes. These costs are written off when incurred for Federal income tax purposes. The items are taken into account in the accompanying statements as follows:

                                 January 31,          July 31,
                                    1998                1997

Equipment held for resale          $  783,950         $  761,565
Materials, structural steel, metal
  decking, and steel cable at
  lower of cost or estimated
  market value                      1,070,727          1,551,742
Supplies at lower of cost or
  estimated market value              380,022            414,507
                                   $2,234,699         $2,727,814


7.  CONTRACT CLAIMS

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


8.  RELATED-PARTY TRANSACTIONS

     Certain shareholders owning 11.25% of the outstanding and committed stock of the Company, computed on a diluted basis assuming the conversion of all outstanding debentures, own 67.49% of the outstanding stock of Williams Enterprises of Georgia, Inc. Billings to this entity and other affiliates were approximately $214,000 and
$394,000 for the three and six months ended January 31, 1998. Billings to this entity and other affiliates were approximately $600,000 in both the three and six months ended January 31, 1997.

     Certain shareholders owning 9.4% of the outstanding and committed stock of the Company, computed on a diluted basis assuming the conversion of all outstanding debentures, own 100% of the stock of Williams and Beasley Company. Billings from this entity during the three and six months ended January 31, 1998 were approximately
$0 and $57,000. Billings from this entity during the three and six months ended January 31, 1997 were $196,000 and $371,000.


9.  COMMITMENTS/CONTINGENCIES

Industrial Revenue Bond

     On September 1, 1997, the Company entered into an agreement with Central Fidelity National Bank for a three-year renewal of the
Letter of Credit which is the collateral for the Industrial
Revenue
Bond (IRB) issue on the Company's Richmond manufacturing facility.
All obligations under the IRB are current and the Company is in compliance with the covenants contained in the agreement. As of January 31, 1998, the debt was approximately $1,265,000 and is secured by the Company's real estate in the City of Richmond. Principal payments are due in increasing amounts through 2007. A portion of the property covered by the Industrial Revenue Bond is leased to a non-affiliated third party.


Precision Components Corp.

     The Company received a favorable decision in this case, which was heard during the Quarter Ended January 31, 1998. The Company had been party to a suit by Industrial Alloy Fabricators, Inc.
and
Precision Components Corp. against Williams Industries, Inc. and
IAF
Transfer Corporation, filed in the Circuit Court for the City of Richmond, Law No. 96B02451, seeking $300,000 plus interest and fees arising from a product liability claim against the Company. On February 3, 1998, the Circuit Court Judge issued a favorable decision and subsequently entered judgment in the Company's favor.
The plaintiff has the right to appeal, but management believes the ultimate outcome will not have a material adverse impact on the Company's financial position, results of operations or cash flows.


Foss Maritime

     This case was settled during the Quarter Ended January 31,
1998
with no cash or other consideration paid by the Company. A Company subsidiary, Williams Enterprises, Inc., had been named a third party defendant in a suit in the U.S. District for the Western District of
Washington, Foss Maritime v. Salvage Assn. v. Williams
Enterprises &
Etalco, #C95-1835R and was also party to an appeal with the U.S. Court of Appeals for the Ninth Circuit.


Koppleman

     The Company is a defendant in an action filed in the Circuit Court for the City of Baltimore, Maryland, by the estate of Joseph
Koppleman. The suit seeks in excess of $2 million in damages for fraud and other asserted causes of action. The case results from an injury award in favor of Koppleman against Harbor Steel Erectors, Inc. and Arthur Phillips & Company, Inc. (the "Original Judgment Debtors") in the amount of $270,600, entered in 1995. The claim resulted from an injury to Mr. Koppleman in 1989. The claim falls within the deductible of the applicable insurance policy.
Because
of the plaintiff's failure to collect their judgment against the Original Judgment Debtors, this action has been filed, naming as defendants the Company, numerous present and former subsidiaries, the insurance carrier, and the insurance broker who were involved in the creation of the insurance arrangement.

     Subsequent to the end of the quarter, the Company entered
into
a Mutual Release and Settlement Agreement under which the Company and the insurance carrier will make payments to the plaintiff, and the case will be dismissed with prejudice.  The settlement
requires
a $130,000 payment in cash, $50,000 of which will be paid by
CIGNA.
The Company will also issue a $110,000 note payable to be paid as follows: $60,000 on June 27, 1998; $25,000 by August 27, 1998;
and
$25,000 by February 27, 1999, which amounts have been accrued as of
January 31, 1998. The settlement will not have a material adverse impact upon the Company's financial position, results of operations,
or cash flows.   Final settlement is pending review of legal
documents.


CIGNA Insurance

     The Company maintained certain policies of insurance with members of the CIGNA group of insurance companies during the period from 1986 through 1991. Certain of those policies provided for what are known as "retrospective premium adjustments" which depend upon the claims made under the policies. In February 1997, the Company received an invoice for $1.1 million which was disputed, as was another invoice for $82,000 received in January 1998. Pursuant to prior litigation between the Company and CIGNA, which was settled in
January 1993, the parties agreed to arbitrate future disputes.
An
arbitration proceeding was commenced regarding the referenced invoices.

     Subsequent to the Quarter Ended January 31, 1998 the Company agreed to enter into a settlement encompassing the February 1997 invoice, the January 1998 invoice, and any possible future liability. Under the settlement, the Company's total obligation has been reduced to $900,000. The settlement provides that CIGNA will retain the approximate $300,000 which it has on deposit from the Company. In addition, the Company will pay $100,000 in cash and issue a $500,000 promissory note, which will be paid monthly on a ten year amortization at 9% interest. A balloon payment of approximately $400,000 is due in three years. Final settlement is pending review of legal documents and the Company obtaining a Surety
Bond to secure the note.


Falls Church Property

     At the time of the sale of this property, as disclosed in
Note
4 (B), the Company entered into a lease-back arrangement for three
buildings in the complex.   Minimum future lease payments for the
Falls Church property are $131,220, $133,844, and $136,521 for the twelve months ending January 31, 1999, 2000, and 2001. The future lease payments from February 1 through March 31, 2001 would be $23,208.


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


10.  RECENT ACCOUNTING PRONOUNCEMENTS

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


11.  SUPPLEMENTAL CASH FLOW INFORMATION

     During the six months ended January 31, 1998, the Company entered into several financing agreements to acquire assets with a cost of approximately $344,000.

     Also during the six months ended January 31, 1998, First
Tennessee Equipment Finance Corporation converted a $100,000 debenture into 69,931 shares of the Company's stock.


12. EARNINGS PER SHARE

     SFAS 128 "Earnings per Share", which became effective for financial statement periods ending after December 15, 1997, requires that a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for income from continuing operations be presented for each period for which the income statement is presented. Reconciliations for the three months and six months ended January 31, 1998 and 1997 are presented herein.

                                    For the Three Months Ended
                                         January 31, 1998
                                Income        Shares     Per-Share
                              (Numerator)  (Denominator)   Amount
                              -----------  -------------  --------

Loss before extraordinary
  item                          ($924,627)

Basic EPS
Loss available
  to common stockholders         (924,627)    2,915,568    ($0.32)

Effect of Dilutive Securities

Convertible debentures             12,667       866,759
                              -----------  -------------  --------
Diluted EPS
Loss available to common
  stockholders + assumed
  conversions                   ($911,960)    3,782,327    ($0.24)


                                    For the Six Months Ended
                                        January 31, 1998
                                Income        Shares     Per-Share
                              (Numerator)  (Denominator)   Amount
                              -----------  -------------  --------
Loss before extraordinary
  item                          ($787,571)

Basic EPS
Loss available
  to common stockholders         (787,571)    2,881,533    ($0.27)

Effect of Dilutive Securities

Convertible debentures             33,512       867,326
                              -----------  -------------  --------
Diluted EPS
Loss available to common
  stockholders + assumed
  conversions                   ($754,059)    3,778,739    ($0.20)


                                    For the Three Months Ended
                                         January 31, 1997
                                Income        Shares     Per-Share
                              (Numerator)  (Denominator)   Amount
                              -----------  -------------  --------

Income before extraordinary
  item                           $200,921

Basic EPS
Income available
  to common stockholders          200,921     2,581,314    ($0.08)

Effect of Dilutive Securities

Convertible debentures                           69,931
                              -----------  -------------  --------
Diluted EPS
Income available to common
  stockholders + assumed
  conversions                    $200,921     2,651,245    ($0.08)


                                    For the Six Months Ended
                                         January 31, 1997
                                Income        Shares     Per-Share
                              (Numerator)  (Denominator)   Amount
                              -----------  -------------  --------

Income before extraordinary
  item                           $369,168

Basic EPS
Income available
  to common stockholders          369,168     2,578,665    ($0.14)

Effect of Dilutive Securities

Convertible debentures                           69,931
                              -----------  -------------  --------
Diluted EPS
Income available to common
  stockholders + assumed
  conversions                    $369,168     2,648,596    ($0.14)

     Convertible securities at January 31, 1997 represented a
$100,000 debenture to First Tennessee Equipment Finance
Corporation.
This debenture which earned interest at a rate of the greater of
10%
per annum or prime plus 1.5% was converted into 69,631 shares on the
Company's common stock during the Quarter Ended 10/31/97.

     During 1997, the Company issued one convertible debenture to NationsBank and two convertible debentures to the Federal Deposit Insurance Corporation. Collectively these notes were convertible into 867,326 share at January 31, 1998. In January 1998, the Company notified its lenders of its intent to extinguish two of these notes. In February 1998, NationsBank exercised the conversion feature of its debenture as discussed in Note 13. The FDIC did not convert its debenture into shares of common stock and was repaid the principal balance of the note plus accrued interest on March 2, 1998. As of March 9, 1998 one convertible debenture remained. The remaining debenture can be converted into 110,294 shares of common stock.


13.  SUBSEQUENT EVENTS

     During the Quarter Ended January 31, 1998, NationsBank, N.A. gave the Company proper legal notice that it wished to convert its
$410,000 Convertible Debenture into the previously agreed upon
16.4%
of the Company's common stock outstanding at the time of conversion.
On February 6, 1998, a certificate for 77,596 unrestricted shares and a certificate for 543,170 restricted shares of the Company's stock was delivered to NationsBank. There are legal stipulations restricting the transfer of the bank's shares.

     On March 2, 1998, the Company redeemed its outstanding
$90,000
Convertible Debenture with the Federal Deposit Insurance
Corporation
(FDIC) at its face value. The FDIC did not give notice of conversion for the debenture, which would have converted into 3.6%
of the Company's common stock outstanding or approximately
136,000
shares.   Any accounting impact from this transaction will be
shown
in the results for the quarter ending April 30, 1998.

     On March 6, 1998, the Company entered into a contract to sell the approximately 1 acre in the City of Baltimore, Maryland owned by its inactive subsidiary, Arthur Phillips & Co., Inc., to an unaffiliated buyer. The contract price is $135,000. After expenses of the sale, the Company will realize a gain of approximately $75,000, if and when the sale closes. The proceeds will be used to pay secured debt. The sale is anticipated to close before the end of the current Fiscal Year.



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

General

     On March 5, 1998 at the opening of the stock market, Williams
Industries, Inc., commenced trading on the Nasdaq National Market System under the symbol WMSI, which the Company has maintained since becoming publicly traded more than two decades ago. Management sees the Nasdaq National Market listing as an independent validation of the Company's restructuring program that has spanned more than four years and involved massive debt restructuring, curing prior defaults of debt covenants, settlements of old litigation and the overall simplification of the Company's structure and operating entities.

    The streamlined Williams Industries of today is composed of five core subsidiaries; Greenway Corporation, Piedmont Metal Products, Inc., Williams Bridge Company, Williams Equipment Corporation, and
Williams Steel Erection Company, Inc. These operations specialize in a wide range of services to the industrial, commercial and institutional construction markets, as well as bridge construction, repair and rehabilitation. The Company's manufacturing subsidiaries are expected to benefit from the March 2, 1998 announced intention by the U.S. Senate to increase highway spending by $26 billion in the next six years.

     The Company's current configuration is viewed as a strong base from which the core, either through revenue growth or strategic acquisitions, can grow and enhance future financial results.

Financial Condition

     A number of unique or non-recurring transactions occurred during the second quarter of Fiscal 1998. These transactions included: The reduction of approximately $800,000 of the Company's investment in an unconsolidated affiliate, Atlas Machine and Iron Works; a $809,000 Gain on Extinguishment of Debt from the reversal of accounts payable due to a bankruptcy proceeding in a subsidiary;
a net increase of approximately $500,000 in reserves for litigation settlements; and a gain of approximately $560,000 from the sale of the Company's real estate in Fairfax County, Virginia. Each of these transactions is described in detail in the Notes to Condensed
Consolidated Financial Statements.

     While the impact of these transactions on the financial results for the quarter are obvious, the following long-term implications are more subtle.

     The settlements, described in detail in Legal Proceedings, and the close-out of the John F. Beasley bankruptcy proceeding also allow the Company the benefit of removing any future exposure on these items. The Company also had substantial legal expenses in connection with the cases which were settled and the additional cases which were litigated and won during the quarter. For comprehensive details, see Legal Proceedings.

     Additional reserves and legal expenses incurred during the quarter ended January 31, 1998 were approximately $600,000 and are included in Direct Costs in the Condensed Consolidated Statements of
Operations.

     Management believes that these settlement transactions were beneficial to the Company as it allowed the Company to control and recognize negotiated fixed liabilities and structured cash payments.
If the Company had proceeded with litigation and lost, exposure, both to legal costs and to potential judgments, may have increased substantially over the amounts settled.

     The sale of the Company's Fairfax County real estate and the subsequent lease-back of a portion of the property, described in Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements provides the Company a gain on the sale of the asset in addition to the ability to physically consolidate its operations into smaller, more cost efficient space.

     The Company has received a commitment from a local bank to refinance the balance of the note. It is expected that this refinancing transaction will close in April.

     While the Company's financial foundation is better than it has
been in years, for the three months ended January 31, 1998, the Company showed the first loss it has experienced in more than fourteen reporting periods. The Company had a net loss of $115,627 or $0.03 per share. This compares to $200,921 or $0.08 per share profit for the comparable quarter in Fiscal 1997.

     As of January 31, 1998, the Company is in compliance with all of its debt covenants and all debt service payments on its notes are current. Non-revenue producing debt continues to decline.

Bonding

     The Company's ability to furnish payment and performance
bonds
has improved along with its financial condition.   Historically,
essentially all Company projects have been obtained without providing bonds. However, as the Company expands its geographic range for providing goods and services, it will be necessary to provide bonds to clients unfamiliar with the Company.

Liquidity

     The Company's Condensed Consolidated Statements of Cash Flows reflected negative cash flow from operations for the six months ended January 31, 1998 of $558,347, compared to the negative cash flow of $62,576 reported for the same period in Fiscal 1997.

     Cash flow from operations was impacted by several factors during the quarter, resulting in an increase in cash used in operating activities. Adjustments to reconcile net cash largely offset each other. These include the loss on the Atlas investment;
the gain on the sale of the Falls Church property; depreciation; and the gain on the Beasley debt extinguishment.

     The Company's efforts to collect receivables, coupled with the decline in revenues, resulted in a reduction of accounts and notes receivable. Accounts payable were reduced, prepaid expenses increased, and there was a substantial reduction in the liability of billings in excess of costs and earnings on uncompleted contracts. The last item, the largest factor in the change in cash used in operating activities, was a result of the completion of several projects and other adjustments related to the Company's percentage-of-completion accounting method.

     While a significant amount of cash was used during the six months ended January 31, 1998, management believes that operations will generate sufficient cash to fund its activities.

     However, it is expected that as revenues increase, operations will continue to use net cash. Management, therefore, is focusing on the proper allocation of resources to ensure stable growth.

     Cash flow from investing activities, however, was positive. The Company received proceeds of $1,859,159 from sales of assets while only expending $386,000 for new equipment for the six months ended January 31, 1998. In total, cash provided by investing activities increased to $1,752,150, compared to a deficit of $443,957 for the six months ended January 31, 1998.

     The Company continued to reduce debt during the quarter as reflected in the Cash Used in Financing Activities of $1,771,917 on the Condensed Consolidated Statements of Cash Flows.

Sale of Assets

     The Company closed on its contract with a nonaffiliated third party to sell the 2 1/4 acre headquarters property in Fairfax County for $1,430,000. The Company has entered into a lease of several buildings on the property. The transaction resulted in a gain of approximately $560,000, which is included in "Other Income" in the
Condensed Consolidated Statements of Operations.


Operations

     Overall operational activity in the construction segment was slow for a combination of reasons. During the second quarter of Fiscal 1998, the intense rains and resulting unstable ground throughout much of the Company's traditional market areas made it impossible for a great deal of work to proceed. While the Company has a substantial amount of work in its backlog, the weather prohibited much of that work from being performed. Several projects which had been scheduled to start were delayed both in the first and second quarter of Fiscal 1998. These projects are scheduled to commence as soon as conditions permit.

     Revenues in the manufacturing segment also declined for
several
reasons, including the shortage of some materials and the cycle
between major jobs.   Fabrication was also put on hold for
several
jobs as construction activity was delayed.

1998 Quarter Compared to 1997 Quarter

     The second quarter of Fiscal 1998 was far more difficult operationally for the Company than the second quarter of Fiscal 1997. In Fiscal 1997, the Company had a number of major projects simultaneously underway and weather conditions were favorable. For the three months ended January 31, 1998, the Company had revenue of
$5,632,381, compared to $8,271,349 for the three months ended January 31, 1997. Profits before Income Taxes, Equity Earnings and
Minority Interests decreased from a profit of $251,451 in the quarter ended January 31, 1997 to a loss of $132,501 for the quarter ended January 31, 1998.

     Each of the operating companies experienced a decline in revenues and pre-tax profits for the quarter, some by almost fifty percent.

     Williams Steel Erection Company was the hardest hit by the decline in revenues. Although Williams Steel does have several major projects pending, start-up dates have slipped as the drenching rains continue to delay construction schedules.

     Inclement weather was also one reason why the Company's two crane subsidiaries were unable to perform substantial amounts of work during the quarter. Both Greenway Corporation and Williams Equipment Corporation experienced a decline in their revenues and profits.

     The Company's manufacturing subsidiaries, Piedmont Metal Products and Williams Bridge Company experienced similar problems to the construction subsidiaries, but were also faced with the additional difficulty of raw materials' supply. Costs and availability of raw materials have recently become a problem throughout the industry and several major suppliers have instituted allocations for their customers based on prior usage. Both of these subsidiaries are looking into alternatives for acquiring materials on a more competitive basis.

     In the case of Williams Bridge, the company is also looking to
bid more complex projects in an effort to achieve a higher rate of
return.  This is a step away from the company's traditional
approach
but will compliment the type of work being done by other Company
subsidiaries.   Management also hopes this will enable the
company
to achieve growth in its present lines of business. Williams Bridge is also expanding its marketing efforts into new geographic regions.

     Going forward, profits must be at a level not only to cover construction and manufacturing obligations, but also the parent Company operations and debt repayment. Management believes that the
Company will achieve profitability on a quarterly basis to accomplish this. However, due to the unpredictability of the weather, the degree of profitability is always susceptible to fluctuations from quarter to quarter.

Six Months Ended January 31, 1998 Compared to Six Months
Ended January 31, 1997

     Results for the six months ended January 31, 1998 as
compared
to the six months ended January 31, 1997 were similar to those in the quarterly comparisons.  Total revenue declined from
$16,676,499
in 1997 to $12,416,331 in 1998.   Profits were also down.

     On a per share, diluted basis the Company earned $0.01 during the six months ended January 31, 1998 as compared to $0.14 for the six months ended January 31, 1997. This fluctuation is attributable both to the weather-related decline in revenue and the non-recurring costs incurred in the six months of 1998 as compared to 1997. Some of these costs, however, were off-set by the gain recognized through the John F. Beasley bankruptcy proceeding.


BACKLOG

     The Company's backlog of work under contract or otherwise believed to be firm as of January 31, 1998 was approximately $21,800,000, the highest it has been since January 1994, when Williams Industries was a much larger corporation with more subsidiaries contributing to the backlog. The improvement is attributed to several factors, including overall increases in work available for bid as well as the Company's increased focus on sales
and marketing.   The backlog primarily represents work at
Williams
Steel Erection Company and Williams Bridge Company.  Both
Greenway
Corporation and Williams Equipment Corporation perform work on a rapid response basis. Therefore only a small portion, if any, of their work is included in the backlog.

     Most of the backlog will be completed within the next 12 months if contract schedules are followed. Management believes that the level of work is sufficient to allow the Company to have adequate work for Fiscal Year 1998, with some currently booked work extending into Fiscal Year 1999. Management believes that if this backlog can be maintained, the Company will be able to achieve consistently profitable results.

Management

     Now that the goal of having the Company listed on the Nasdaq National Market System has been achieved, management believes that the review accompanying the listing process is an independent validation that many of the Company's restructuring goals have been achieved. Debt has been reduced dramatically, many old legal issues have been resolved, and the Company has been consolidated to more manageable operating entities..

     Management is now concentrating on consistently improving consolidated results. Plans for expansion into new markets or slightly different products or services are receiving focused attention as part of the development of a new strategic plan. The new plan will replace the five-year restructuring document which has been the Company's road map for the past several years. The new plan, already in process, includes long-range goals for growth and acquisition, as well as focusing on issues relating to profitability in existing activities.


PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

Precision Components Corp.

     The Company received a favorable decision in this case, which was heard during the Quarter Ended January 31, 1998. The Company had been party to a suit by Industrial Alloy Fabricators, Inc. and
Precision Components Corp. against Williams Industries, Inc. and
IAF
Transfer Corporation, filed in the Circuit Court for the City of Richmond, Law No. 96B02451, seeking $300,000 plus interest and fees arising from a product liability claim against the Company. On February 3, 1998, the Circuit Court Judge issued a favorable decision and, on March 4, 1998, entered judgment in the Company's favor. The plaintiff has the right to appeal, but management believes the ultimate outcome will not have a material adverse impact on the Company's financial position, results of operations or cash flows.


Foss Maritime

     This case was settled during the Quarter Ended January 31,
1998
with no cash or other consideration paid by the Company. A Company subsidiary, Williams Enterprises, Inc., had been named a third party defendant in a suit in the U.S. District for the Western District of
Washington, Foss Maritime v. Salvage Assn. v. Williams
Enterprises &
Etalco, #C95-1835R and was also party to an appeal with the U.S. Court of Appeals for the Ninth Circuit.


Koppleman

     The Company has been named a defendant in an action filed in the Circuit Court for the City of Baltimore, Maryland, by the estate of Joseph Koppleman. The suit seeks in excess of $2 million in damages for fraud and other asserted causes of action. The case resulted from an injury award in favor of Koppleman against Harbor
Steel Erectors, Inc. and Arthur Phillips & Company, Inc. (the "Original Judgment Debtors") in the amount of $270,600, entered in
1995.  The claim resulted from an injury to Mr. Koppleman in
1989.
The claim falls within the deductible of the applicable insurance
policy.   Because of the plaintiff's failure to collect their
judgment against the Original Judgment Debtors, this action has been filed, naming as defendants the Company, numerous present and former subsidiaries, the insurance carrier, and the insurance broker who were involved in the creation of the insurance arrangement.

Subsequent to January 31, 1998, the Company entered into a Mutual Release and Settlement Agreement under which the Company and the insurance carrier will make payments to the plaintiff, and the case will be dismissed without prejudice. The settlement amount has been accrued as of January 31, 1998.


CIGNA Insurance

     The Company maintained certain policies of insurance with members of the CIGNA group of insurance companies during the period from 1986 through 1991. Certain of those policies provided for what are known as "retrospective premium adjustments" which depend upon the claims made under the policies. In February 1997, the Company received an invoice for $1.1 million which was disputed, as was another invoice for $82,000 received in January 1998. Pursuant to prior litigation between the Company and CIGNA, which was settled in
January 1993, the parties agreed to arbitrate future disputes.
An
arbitration proceeding was commenced regarding the referenced invoices.

     Subsequent to January 31, 1998, the Company agreed to enter into a settlement encompassing the February 1997 invoice, the January 1998 invoice, and any possible future liability. Under the settlement, the Company's involvement with CIGNA will be closed out
and the Company's obligation has been reduced to $900,000. The settlement provides that CIGNA will retain the approximate $300,000 which it has on deposit from the Company. In addition, the Company will pay $100,000 in cash and issue a $500,000 promissory note, which will be paid monthly over a ten year amortization at 9% interest. A balloon payment of approximately $400,000 is due in three years.

     While the Company's financial statements were adversely impacted by this settlement, management believes that, given the cost and risk of further litigation, it was prudent to agree to the settlement, which the Company has the financial ability to meet.


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


ITEM 2.  Changes in Securities

     During the quarter, NationsBank, N.A. notified the Company it wished to convert its $410,000 debenture into the previously agreed upon 16.4% of the Company's common stock outstanding after conversion. The actual conversion into shares occurred February 5,
1998 and therefore the shares are not reflected in the total number of shares issued and outstanding as of January 31, 1998.

     The Federal Deposit Insurance Corporation (FDIC), as receiver for two commercial banks, did not convert its $90,000 Convertible
Debenture, which would have been convertible into 3.6% of the Company's common stock or approximately 136,000 shares. The
Company
redeemed this debenture on March 2, 1998.


ITEM 3.  Defaults Upon Senior Securities

     None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

      None.


ITEM 5.  Other Information

     On March 3, 1998, the Company received notification that it had been accepted for listing on the Nasdaq National Market System.
Trading on Nasdaq commenced on March 5, 1998 at the opening of the market.

ITEM 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         EX 27    Financial Data Schedule for Six Months
                  Ended January 31, 1998

     (b) Reports on Form 8-K

          None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             WILLIAMS INDUSTRIES, INCORPORATED

March 13, 1998                  /s/  Frank E. Williams, III
                                Frank E. Williams, III
                                President, Chairman of the
                                Board
                                Chief Financial Officer