Form 10-Q
period 1998-04-30
WILLIAMS INDUSTRIES INC
filed 1998-06-08
CIK 107294

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                             FORM 10-Q

          Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


FOR QUARTER ENDED                            April 30, 1998

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

                  Yes  X                  No

                            3,574,754

Number of Shares of Common Stock Outstanding at April 30, 1998




             WILLIAMS INDUSTRIES, INCORPORATED
           CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Unaudited)
                                          April 30,     July 31,
                                            1998          1997
                 ASSETS

Cash and cash equivalents                   855,486    1,867,144
Restricted Cash                              33,794      252,412
Accounts and notes receivable            11,651,307   10,322,033
Inventories                               2,119,417    2,727,814
Costs and estimated earnings in
  excess of billings on
  uncompleted contracts                     263,260      845,325
Investments in unconsolidated affiliates    955,769    1,770,940
Property and equipment, net of
  accumulated depreciation and
  amortization of $9,253,729
  and $9,387,155                          9,608,959   10,686,243
Prepaid expenses and other assets         1,531,544    1,217,808
Deferred income taxes                     1,670,000    1,800,000

TOTAL ASSETS                             28,689,536   31,489,719

              LIABILITIES

Notes payable                            10,958,535   12,638,056
Accounts payable                          4,369,534    4,842,837
Accrued compensation, payroll taxes
  and amounts withheld from employees       616,621      694,634
Billings in excess of costs and
  estimated earnings on uncompleted
  contracts                               2,396,731    2,972,587
Other accrued expenses                    2,440,895    3,531,599
Income taxes payable                        141,000      108,000

    Total Liabilities                    20,923,316   24,787,713

Minority Interests                          187,979      170,237

STOCKHOLDERS' EQUITY

Common stock - $0.10 par value,
  10,000,000 shares authorized:
  3,574,754 and 2,839,756 shares
  issued and outstanding                    357,476      283,976
Additional paid-in capital               16,376,958   15,705,430
Accumulated deficit                      (9,156,193)  (9,457,637)

    Total Stockholders' Equity            7,578,241    6,531,769

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                 28,689,536   31,489,719

       See notes to condensed consolidated financial statements.

              WILLIAMS INDUSTRIES, INCORPORATED
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited)
                       Three Months Ended      Nine Months Ended
                           April 30,               April 30,
                       1998        1997        1998        1997
REVENUE
  Construction       5,254,976   5,933,637  12,296,047 16,886,654
  Manufacturing      2,396,992   3,113,824   7,323,085  7,989,642
  Other                194,949     267,637     644,116  1,115,331
    Total Revenue    7,846,917   9,315,098  20,263,248 25,991,627

DIRECT COSTS
  Construction       2,962,243   3,796,929   7,070,061 10,715,221
  Manufacturing      1,534,718   2,267,868   5,475,359  5,576,172
    Total Direct
      Costs          4,496,961   6,064,797  12,545,420 16,291,393

GROSS PROFIT         3,349,956   3,250,301   7,717,828  9,700,234

OTHER INCOME             -          -          564,051     60,065

EXPENSES
  Overhead             767,842     783,294   2,238,844  2,487,569
  General and
    Administrative   1,580,524   1,477,101   3,727,263  4,603,206
  Depreciation         301,020     263,417     912,076    766,246
  Interest             326,387     466,110     947,239  1,182,427
    Total Expenses   2,975,773   2,989,922   7,825,422  9,039,448

PROFIT BEFORE
INCOME TAXES, EQUITY
EARNINGS AND MINORITY
  INTERESTS            374,183     260,379     456,457    720,821

INCOME TAX (BENEFIT)
  PROVISION            109,400  (1,752,000)    168,800
(1,684,000)

PROFIT BEFORE EQUITY
IN EARNINGS AND
  MINORITY
  INTERESTS            264,783   2,012,379    287,657  2,404,821

  Equity in (loss)
    earnings of
    unconsolidated
    affiliates          19,400       9,380   (770,471)    14,690
  Minority interest
    in income of
    consolidated
    subsidiaries        (4,168)    (10,079)   (24,742)   (38,663)

PROFIT BEFORE
EXTRAORDINARY ITEM     280,015   2,011,680   (507,556) 2,380,848

EXTRAORDINARY ITEM
  Gain on
    extinguishment
    of debt               -      3,189,000    809,000  3,189,000

NET PROFIT             280,015   5,200,680    301,444  5,569,848

PROFIT PER
COMMON SHARE-PRIMARY
  (Loss) Profit before
    extraordinary item   0.08        0.77       (0.16)      0.92
  Extraordinary item      -          1.23        0.26       1.23
PROFIT PER COMMON
  SHARE-PRIMARY          0.08        2.00        0.10       2.15

PROFIT PER COMMON SHARE-
  ASSUMING DILUTION
  (NOTE 9)
  Profit before
  extraordinary item     0.08        0.75       (0.13)      0.95
  Extraordinary item      -          1.15        0.22       1.15
PROFIT PER COMMON SHARE-
  ASSUMING DILUTION      0.08        1.90        0.09       2.10

         See notes to condensed consolidated financial statements.

                WILLIAMS INDUSTRIES, INCORPORATED
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                           Nine Months Ended
                                        April 30,       April 30,
                                         1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net profit                                301,444     5,569,848
Adjustments to reconcile net cash
  used in operating activities:
    Depreciation and amortization         912,076       766,246
    Interest expense related to
      convertible debentures                 -          269,937
    Gain on extinguishment of debt       (809,000)   (3,189,000)
    Gain on disposal of property,
      plant and equipment                (777,045)     (337,214)
    Decrease (increase) in deferred
      income taxes                        130,000    (1,800,000)
    Minority interests in earnings         24,742        38,663
    Equity in loss (earnings) of
      unconsolidated affiliates           770,471       (14,690)
Changes in assets and liabilities:
    Increase in accounts and notes
      receivable                       (1,329,274)     (579,457)
    Decrease (increase) in inventories    608,397      (380,401)
    Decrease in costs and estimated
      earnings related to billings
      on uncompleted contracts (net)        6,209     1,014,055
    Increase in prepaid expenses and
      other assets                       (313,736)     (266,700)
    Increase (decrease) in accounts
      payable                             299,556    (1,119,423)
    Decrease in accrued compensation,
      payroll taxes, and amounts
      withheld from employees             (78,013)      (72,527)
    Decrease in other accrued expenses   (277,168)     (611,840)
    Increase in income taxes payable       33,000        44,018
NET CASH USED IN OPERATING ACTIVITIES    (568,341)     (641,485)

CASH FLOWS FROM INVESTING ACTIVITIES
    Expenditures for property,
      plant and equipment                (916,906)   (2,512,351)
    Proceeds from sale of property,
      plant and equipment               1,859,159       595,846
    Decrease in restricted cash           218,618          -
    Minority interest dividends            (7,000)       (9,998)
    Dividends from unconsolidated
      affiliate                            44,700        50,288
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                  1,198,571    (1,876,215)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from borrowings            3,523,583     8,171,851
    Repayments of notes payable        (5,310,499)   (5,297,593)
    Issuance of common stock              145,028       141,275

NET CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                 (1,641,888)    3,015,533

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                          (1,011,658)      497,833
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                   1,867,144     1,300,867
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                           855,486     1,798,700

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
    Cash paid during the period for:
      Income taxes                          8,400        71,982
      Interest                            921,682       849,778

         See notes to condensed consolidated financial statements.


WILLIAMS INDUSTRIES, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 1998


1.   SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES

      The accompanying condensed consolidated financial statements have been prepared in accordance with rules established by the Securities and Exchange Commission. Certain financial disclosures required to present the financial position and results of operations in accordance with generally accepted accounting principles are not included herein. The reader is referred to the financial statements included in the annual report to shareholders for the year ended July 31, 1997. The interim financial information included herein is unaudited. However, such information reflects all adjustments, consisting solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position as of
April 30, 1998 and the results of operations for the three and nine months ended April 30, 1998 and 1997, and cash flows for the nine months ended April 30, 1998 and 1997.

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

2.  ACCOUNTS AND NOTES RECEIVABLE


      Accounts and notes receivable consist of the following:

                                  April 30,          July 31,
                                    1998               1997
Accounts Receivable:
  Contracts:
      Open accounts              $ 9,368,097         $ 7,940,532
     Retainage                       488,246             563,730
  Trade                            1,650,052           1,642,121
  Contract claims                  1,000,000             534,025
  Other                              350,505             188,567
  Allowance for doubtful
        accounts                  (1,378,071)         (  758,141)
Total accounts receivable         11,478,829          10,110,834

Notes Receivable                     172,478             211,199

Total Accounts and Notes
  Receivable                     $11,651,307         $10,322,033


      The "Contract claims" receivable category reflects an increase resulting from the settlement of a claim. Subsequent to
April 30, 1998, the Company collected $1 million under the settlement.

      Included in the totals above at April 30, 1998 is approximately $139,700 that is not expected to be received within one year.


3.  NOTES PAYABLE

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

      As of April 30, 1998, approximately $1,953,000 was owed under the terms of this agreement.

B. NationsBank/Franklin National Bank: On April 30, 1998, the Company closed a transaction regarding its loan from NationsBank with the assignment and modification of the balance to Franklin National Bank of Washington, D. C. The transaction resulted in the interest rate being reduced from 11% to 9.5% fixed for five years, with monthly payments calculated on a fifteen year amortization and a five year balloon payment. As of April 30, 1998, the balance of the loan was $1 million.

C. Pribyla: The Company continues to make $8,000 monthly payments under a promissory note to Mrs. Karen Pribyla. The
"present value" of the note if it were paid off as of April 30, 1998 was approximately $475,000. Payments are current.

D. Industrial Revenue Bond: The Company has a Letter of Credit with Wachovia Bank, N.A., the successor to Central Fidelity National Bank, which serves as collateral for the Industrial Revenue Bond issue, secured by real estate in the City of Richmond. As of April 30, 1998, the outstanding balance was approximately $1,265,000. Principal payments are due in increasing amounts through the maturity of the bonds in 2007. A portion of the property covered by the Industrial Revenue Bond is leased by a non-affiliated third party.


4.  INVENTORIES

      Inventory of equipment held for resale, materials and supplies are valued at the lower of cost or estimated market value, as follows:


                                          April 30,       July
31,
                                            1998           1997

Equipment held for resale             $  777,670      $  761,565
Materials, structural steel, metal
  decking, and steel cable               966,937       1,551,742
Supplies                                 374,810         414,507
                                      ----------      ----------
                                      $2,119,417      $2,727,814
                                      ==========      ==========


5.  RELATED-PARTY TRANSACTIONS

      Certain shareholders owning 14.3% of the outstanding stock of the Company own controlling interest in the outstanding stock of Williams Enterprises of Georgia, Inc.  Billings to this
entity
and other affiliates were approximately $779,000 and $1,173,000
for the three and nine months ended April 30, 1998.   Billings
to
this entity and other affiliates were approximately $341,000 and
$941,000 in the three and nine months ended April 30, 1997.

      Certain shareholders owning 10.2% of the outstanding stock of the Company own 100% of the stock of Williams and Beasley
Company. Billings from this entity during the three and nine months ended April 30, 1998 were approximately $0 and $57,000.
Billings from this entity during the three and nine months ended
April 30, 1997 were $43,000 and $414,000.

      During the quarter ended April 30, 1998, the Company borrowed $75,000 from an officer, which was repaid on May 14, 1998. The money was used to redeem one of the FDIC debentures.


COMMITMENTS/CONTINGENCIES

A: INDUSTRIAL REVENUE BOND: The Company has a Letter of Credit with Wachovia Bank, N.A., the successor to Central Fidelity
National Bank, which serves as collateral for the Industrial
Revenue Bond issue, secured by real estate in the City of Richmond. As of April 30, 1998, the outstanding balance was approximately $1,265,000. Principal payments are due in increasing amounts through the maturity of the bonds in 2007. A portion of the property covered by the Industrial Revenue Bond is leased by a non-affiliated third party.

B:  PRECISION COMPONENTS CORPORATION:  The Company received a favorable decision in this case, and judgment in favor of the
Company was entered on March 4, 1998 by the Circuit Court for the
City of Richmond.  The plaintiffs, Industrial Alloy Fabricators,
Inc. and Precision Components Corp., have noted an appeal to the
Supreme Court of Virginia.   The appeal, against Williams
Industries, Inc. and IAF Transfer Corporation, deals with the plaintiffs suit for $300,000 plus interest and fees arising from a product liability claim against the Company.  Management
believes the ultimate outcome will not have a material adverse
impact on the Company's   financial position, results of
operations or cash flows.

C:  FALLS CHURCH PROPERTY  At the time of the sale of this
property, January 28, 1998, the Company entered into a
lease-back
arrangement for three buildings in the complex.   Maximum future
lease payments for the Falls Church property are $32,800,
$132,500, $135,000, and $91,000 for the fiscal years ending July
31, 1998, 1999, 2000, and 2001, respectively.

General

      The Company is also party to various other claims arising in the ordinary course of its business. Generally, claims exposure in the construction services industry consists of workers compensation, personal injury, products' liability and property damage. The Company believes that its insurance accruals, coupled with its liability coverage, is adequate coverage for such claims.


7.  RECENT ACCOUNTING PRONOUNCEMENTS

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


8.  SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended April 30, 1998, NationsBank, N.A.
converted its $410,000 Convertible Debenture into the previously agreed upon 16.4% of the Company's common stock outstanding and committed at the time of conversion.  On February 6, 1998, a certificate for 77,596 unrestricted shares and a certificate for
543,170 restricted shares of the Company's stock were delivered to
NationsBank.  There are legal stipulations restricting the
transfer of the bank's shares.   The holder can sell no more
than
1/8th of the shares during each quarter commencing April 1,
1997.
Due to the cancellation of other commitments to issue stock, explained elsewhere in this document, as of April 30, 1998,
NationsBank, N.A. owned 17.36% of the Company's outstanding
common
stock.  As a result of the NationsBank conversion, additional paid-in capital in the Company increased by approximately
$453,000, note payable decreased by $410,000, and interest
expense
of $43,000 was recorded.

      On March 2, 1998, the Company redeemed its outstanding
$90,000 Convertible Debenture with the Federal Deposit Insurance
Corporation (FDIC) at its face value. The FDIC did not give notice of conversion for the debenture, which would have converted into 3.6% of the Company's common stock outstanding or approximately 136,000 shares.

      On April 3, 1998, the Company redeemed at face value a second debenture from the FDIC for $75,000. If this debenture had converted, 110,294 shares of the Company's common stock would have been issued.

      During the nine months ended April 30, 1998, the Company entered into several financing agreements to acquire assets with a cost of approximately $423,000.


9. EARNINGS PER SHARE

SFAS 128 "Earnings per Share", which became effective for financial statement periods ending after December 15, 1997, requires that a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for income from continuing operations be presented for each period for which the income statement is presented. Reconciliations for the three months and nine months ended April 30, 1998 and 1997 are presented herein.


                         For the Three Months Ended April 30,
1998

                            Income          Shares      Per-Share
                         (Numerator)    (Denominator)    Amount

Profit before
  Extraordinary Item      $280,015

Basic EPS
Profit available
  to common stockholders   280,015      $3,528,489       $0.08
                                                        =======
Effect of Dilutive
  Securities

Convertible debentures           0         145,607
                                         ---------

Diluted EPS
Profit available to
  common stockholders
   + assumed conversions  $280,015       3,674,096       $0.08
                          ========      ==========       ======

                          For the Nine Months Ended April 30,
1998

                            Income         Shares      Per-Share
                         (Numerator)    (Denominator)    Amount


Loss Before
  Extraordinary Item      (507,556)

Basic and Diluted EPS
Loss available
  to common stockholders  (507,556)       3,092,578      ($0.16)
                          =========       =========      =======


                         For the Three Months Ended April 30,
1997

                            Income          Shares      Per-Share
                         (Numerator)    (Denominator)    Amount


Profit before
  extraordinary item       $2,011,680

Basic EPS
Profit available
  to common stockholders    2,011,680   2,600,800         $0.77
                                                          =====

Effect of Dilutive Securities

Convertible debentures        269,669     441,710

Diluted EPS
Profit available to
  common stockholders
   + assumed conversions   $2,281,349   3,042,510        $0.75
                           ==========   =========        =====


                         For the Nine Months Ended April 30, 1997

                            Income          Shares      Per-Share
                         (Numerator)    (Denominator)    Amount


Profit before
  extraordinary item       $2,380,848

Basic and Diluted EPS
Profit available
  to common stockholders    2,380,848    2,585,908       $0.92
                            =========    =========       =====

During the quarter ended April 30, 1998, the Company issued 620,766 shares to NationsBank N.A. upon conversion of their
debenture.   The Company redeemed two debentures from the FDIC
for
$165,000 and therefore did not have to issue at least 246,560 shares reserved for the FDIC and previously noted as dilutive securities.

      The objective of the basic EPS is to measure the performance of an entity over the reporting period. Basic EPS is computed by dividing the income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding.


10.  YEAR 2000

      The Company is developing a plan to assure that its computers are Year 2000 complaint and has begun converting its
computer systems to be Year 2000 complaint.   The plan calls for
the conversion efforts to be completed by the end of the Fiscal Year ending July 31, 1999. The Year 2000 issues are result from some computer programs being written using two digits rather than four to define applicable years. The maximum total cost of the conversion project is estimated to be $200,000 and will be funded through operating cash flows and financing.



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

General

      The third quarter of Fiscal 1998 was marked by several significant events for the Company, including relisting on the Nasdaq National Market system, the completion of the Company's five year debt restructuring program and the settlement of some
old, major claims.   These items enhanced both the Company's
third
quarter results and its visibility.

      Having achieved its goals of debt restructuring and Nasdaq relisting, the Company now has a strong financial and operational base from which its subsidiaries, either through internal growth or strategic acquisitions, can grow and enhance future financial results.


Financial Condition

      As explained in Note 3 in the accompanying Notes to Condensed Financial Statements, the Company refinanced with
Franklin National Bank the residual of the corporate debt formerly held by NationsBank. Franklin acquired the existing loan package in its entirety. The refinancing, which carries a lower interest rate and payments on a longer amortization, provides significant cash flow advantages for the Company.

      During the quarter ended April 30, 1998, the Company settled a claim receivable, which resulted in a cash receipt of $1,000,000. The cash, which was received after the quarter close,
significantly improves the Company's financial position.   In
addition to the cash influx, the Company recognized a $465,000 gain on the settlement, which is included in the accompanying financial statements for the quarter ended April 30, 1998 in construction revenues.

      Operating activity for the third quarter was also very strong and margins have improved, due in part to the overall
improvement in the construction marketplace.   While the
Company's
operating subsidiaries have been extremely busy, they also continue to book new, profitable work and the backlog remains high. As of April 30, 1998, the Company's backlog was approximately $23.6 million.

      During the quarter, the Company also redeemed convertible debentures which, if not redeemed, were convertible into
approximately 7% or 246,000 shares of its stock.   The
redemption
removed the potential dilution which would have occurred on conversion. Also during the quarter, NationsBank converted its debentures to 620,766 shares of the Company's stock. All of the Company's commitments to issue stock have now been satisfied. The impact of the redemption of the debentures is reflected in the Company's earnings per share for the quarter and nine months ended April 30, 1998.

      Based on accounting rules, the Company, during the quarter ended April 30, 1997, incurred charges and interest expense of approximately $600,000 on the issuance of the FDIC convertible debentures since the market price of the stock was greater than the face value of the debentures. Even though the debentures were redeemed at face value of $165,000, accounting rules did not permit the Company to recognize income when it redeemed the debentures in the quarter ended April 30, 1998.

      As a result of these transactions, future interest expense should be reduced.

      For the three months ended April 30, 1998, the Company had
a
net profit of $280,015 or $0.08 per share. This compares to $5,200,680 or $1.80 per share profit for the comparable quarter in
Fiscal 1997.   However, for purposes of like comparison, it
should
be noted that the third quarter of Fiscal 1997 contained a series of unusual items, such as $3,189,000 in Gain on Extinguishment of
Debt relating to the Company's satisfaction of its old Bank
Group
Debt and a $1,800,000 income tax benefit. A comparison from the accompanying Condensed Consolidated Statements of Operations between the "Profit before Income Taxes, Equity Earnings and Minority Interests" for the two years , $374,183 for the Quarter Ended April 30, 1998 as compared to $260,379 for the Quarter Ended
April 30, 1997, is more useful to understand the Company's success in improving operating results.

      From an operating perspective, the eight cents per share results for the third quarter of Fiscal 1998 are much stronger
than those traditionally achieved by the Company.   Historically,
the Company's average operational earnings per share for the third quarter are one or two cents. Management views these results, coupled with the significant increases in backlog, as clear indications that the Company's financial condition and future prospects are substantially stronger than they have been in years.

      As of April 30, 1998, the Company is in compliance with all of its debt covenants and all debt service payments on its notes are current.

Bonding

      The Company's ability to furnish payment and performance
bonds has improved along with its financial condition.   For
example, the Company now has a commitment from one of its
bonding
companies for a $6.5 million bridge job.   While historically,
because of its strong reputation, most of the Company's projects have been obtained without providing bonds, the Company recognizes that as it expands its geographic range for providing goods and services, it will be necessary to provide bonds to clients unfamiliar with the Company. This is not anticipated to present a problem.

Liquidity

      The Company continues to generate sufficient cash to
sustain
its operational activities.   As revenues increase during the
spring and summer building season, operations are expected to
continue to use cash.   Management is keeping a close eye on
cash
needs to ensure that adequate liquidity is maintained.   To
address this concern, credit availability under the CIT facility has been expanded. In addition, the claim settlement and subsequent collection of $1 million in cash provide the Company with reserves which are expected to meet the anticipated needs.

      Cash Flows Used In Operating Activities for the nine months ended April 30 were $568,341, which was caused largely by the increase in accounts and notes receivable of $1,329,274. This in turn is attributable to the increase in operating activities as construction activities began their seasonal upswing, in addition to the claim settlement discussed elsewhere.

      Cash Flows From Investing Activities were positive due to
the sale of the Company's   Falls Church real estate  and some
older equipment. Expenditures for property, plant and equipment were kept low as the Company has been updating its crane fleet primarily though operating leases. Management feels that leasing instead of more traditional buying and borrowing offers cash flow and balance sheet advantages.

      Cash Flows From Financing Activities were reduced as the
Company continued its successful efforts to reduce overall debt.

      Going forward, management believes that operations will continue to generate sufficient cash to fund activities.
However,
as revenues increase, operations will continue to use net cash.
Management, therefore, is focusing on the proper allocation of resources to ensure stable growth.


Operations

      Operations, which had experienced a decline in the second quarter of Fiscal 1998 as well as the first half of the third quarter, surged during the latter weeks of the third quarter as weather improved and projects which had been delayed for months were finally able to proceed. Profit margins, due to on-going cost containment measures as well as an overall improvement in the construction marketplace, continued to improve.

      Emphasis on improving revenue in the Company's construction and manufacturing subsidiaries remained a priority and new, more efficient equipment was acquired to support the commercial construction boom now occurring throughout the Company's marketplaces. The Company is also focusing its operations to benefit from the $206 billion transportation package recently authorized by the U.S. Congress.

1998 Quarter Compared to 1997 Quarter

      Each of the Company's five operating subsidiaries, Greenway
Corporation, Piedmont Metal Products, Williams Bridge Company, Williams Equipment Corporation, and Williams Steel Erection Company, produced a profit in third quarter of Fiscal 1998. However, the construction companies (Greenway, Equipment and Steel) experienced weather related difficulties at the beginning of the quarter which caused their results to be slightly behind those of the comparable period of Fiscal 1997, which was a very good quarter due to mild, dry weather and several large projects which were under construction simultaneously.

      As the Condensed Consolidated Statements of Operations shows, overall construction revenue went from $5,933,637 in the third quarter of Fiscal 1997 to $5,254,976 in the comparable quarter of Fiscal 1998. What the statement does not show, however, is that in 1998, more than 40 percent of this revenue occurred in April as the subsidiaries were finally able to get to jobs which had been consistently postponed because of weather.

      Operations have also been successful in continuing their cost reduction programs, as shown a comparison of direct cost. Direct costs declined from $6,064,797 in the three months ended April 30, 1997 to $4,496,961 in the three months ended April 30, 1998. While a portion of this decline can be attributed to the difference in revenue, it is important to note that these reductions occurred despite substantial increases in the price
of steel.   Total expenses were slightly reduced, going from
$2,989,922 in the three months ended April 30, 1997 to
$2,975,773
in the three months ended April 30, 1998. However, significant expense reductions occurred in Interest Expense, which was reduced
by the Company's   sale of its Falls Church real estate and the
subsequent reduction of debt and interest.

      The decline in manufacturing revenues, mentioned above, is attributable to several factors. First, Williams Bridge Company has entered into several contracts where the materials have been purchased by the customer rather than by Williams Bridge. Both Williams Bridge Company and Piedmont Metal Products have been affected by shortages in raw materials being produced by the steel industry. Despite this, the gross profits produced by the Company's manufacturing activities grew from $845,000 in the quarter ended April 30, 1998 to $860,000 in the quarter ended April 30, 1998.

      The Company's subsidiaries continue to diversify both their geographic marketplaces as well as their customer base. In contrast to the three months ended April 30, 1997 when much of the
Company's work was in the Greater Washington metropolitan area, the Company's subsidiaries are now working for customers not only in Virginia, Maryland and the District of Columbia, but also in Pennsylvania, New Jersey, and Delaware.


Nine Months Ended April 30, 1998 Compared to Nine Months Ended
April 30, 1997

      For the nine months ended April 30, 1998, the Company had revenues of $20,263,248, compared to $25,991,627 for the nine months ended April 30, 1997. A substantial portion of the difference between years is due to several large projects, such as the Dominion Semiconductor micro-chip plant in Manassas and the MCI Arena, which were underway in Fiscal 1997. In contrast, the large projects which are currently in the Company's backlog have not yet begun production.

      As was the case in the quarter-to-quarter comparisons, it is important to remove extraordinary items when comparing the nine months of operations.

      Unusual items in Fiscal Year 1997 included the following:
a
$3,189,000 Gain on Extinguishment of Debt related to the Company's debt restructuring; expenses of approximately $400,000 relating to the Pribyla litigation; revenues of approximately
$400,000 from insurance proceeds; and an income tax benefit of approximately $1,800,000.

      Unusual items in the current Fiscal Year through April 30, 1998 included the following: income from the Beasley bankruptcy of $809,000; an expense of $810,000 for the write-down of the Company's interest in Atlas Machine and Iron Works; the gain on the sale of the Falls Church real estate of $564,000; expenses relating to the Cigna insurance settlement of approximately $550,000; and a $565,000 gain on settlement of a claim.

BACKLOG

      Although the Company's subsidiaries worked through a tremendous amount of prior backlog during the third quarter of Fiscal 1998, the backlog nevertheless increased as the Company's subsidiaries continued to acquire significant new work. The Company's backlog of work under contract or otherwise believed to be firm as of April 30, 1998 was approximately $23,600,000,
which
is even higher than the prior quarter.  The prior quarter
backlog
of $21,800,000 was the highest it had been since January 1994, when Williams Industries was a much larger corporation with more
subsidiaries contributing to the backlog.   Even more
significant
is the fact that the current backlog is nearly double the
backlog
of April 30, 1997.   The improvement is attributed to several
factors, including overall increases in work available for bid as well as the Company's increased focus on sales and marketing. The backlog primarily represents work at Williams Steel Erection Company and Williams Bridge Company. Both Greenway Corporation and Williams Equipment Corporation perform work on a rapid response basis. Therefore only a small portion of their work is included in the backlog.

      Most of the backlog will be completed within the next 12 months if contract schedules are followed. Management believes that the level of work is sufficient to allow the Company to have adequate work well into Fiscal Year 1999. Management believes that if this backlog can be maintained, the Company will be able to achieve consistently profitable results.

Management

      Having achieved all of its restructuring goals, the Company is now focusing on the future. Management is concentrating on consistently improving consolidated results while simultaneously planning for expansion into new markets or slightly different products or services. A new strategic plan, which will replace the five-year restructuring document that was the Company's road map for the past several years, is in process. It will include long-range goals for growth and acquisition, as well as focusing on issues relating to profitability in existing activities. Increased emphasis is also being placed on developing strong institutional investors for the Company's stock; possibly as part of a "micro-cap" infrastructure fund.


PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

Precision Components Corp.

      The Company received a favorable decision in this case,
and
judgment in favor of the Company was entered on March 4, 1998 by the Circuit Court for the City of Richmond. The plaintiffs, Industrial Alloy Fabricators, Inc. and Precision Components Corp.,
have noted an appeal to the Supreme Court of Virginia.   The
appeal, against Williams Industries, Inc. and IAF Transfer Corporation, deals with the plaintiffs suit for $300,000 plus interest and fees arising from a product liability claim against the Company. Management believes the ultimate outcome will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

General

      The Company is also party to various other claims arising in the ordinary course of its business. Generally, claims exposure in the construction services industry consists of workers compensation, personal injury, products' liability and property damage. The Company believes that its insurance accruals, coupled with its liability coverage, is adequate coverage for such claims.

ITEM 2.  Changes in Securities

      During the quarter, NationsBank, N.A. notified the Company it wished to convert its $410,000 debenture into the previously agreed upon 16.4% of the Company's common stock outstanding and committed after conversion. The actual conversion into shares occurred February 5, 1998. The conversion is reflected in the total number of shares issued and outstanding as of April 30, 1998.

      The Federal Deposit Insurance Corporation (FDIC), as receiver for two commercial banks, did not convert its two Convertible Debentures, which would have been convertible into
approximately 7% of the Company's   common stock or
approximately
246,560 shares.  The Company redeemed these debentures during the
quarter ended April 30, 1998.   The anti-dilutive impact of
these
transactions is explained in Note 9 in the accompanying Notes to Financial Statements.


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

ITEM 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits

            None.

      (b) Reports on Form 8-K

            An 8-K filing occurred on April 15, 1998.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             WILLIAMS INDUSTRIES, INCORPORATED

June 8, 1997               /s/  Frank E. Williams, III
                                Frank E. Williams, III
                                President, Chairman of the
                                Board
                                Chief Financial Officer



<     EXT>