Form 10-Q/A
period 1998-04-30
WILLIAMS INDUSTRIES INC
filed 1998-06-09
CIK 107294

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

                  Yes  X                  No

                            3,574,754

Number of Shares of Common Stock Outstanding at April 30, 1998

     This report is being amended to correct typographical and transcription errors in the original submission, which affected the Condensed Consolidated Statements of Operations and Cash Flows. For convenience, we have included in this filing the Condensed Consolidated Balance Sheets, Statements of Operations, and Cash Flows.





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

       See notes to condensed consolidated financial statements.

              WILLIAMS INDUSTRIES, INCORPORATED
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited)
                       Three Months Ended      Nine Months Ended
                           April 30,               April 30,
                       1998        1997        1998        1997
REVENUE
  Construction       5,254,976   5,933,637  12,296,047 16,886,654
  Manufacturing      2,396,992   3,113,824   7,323,085  7,989,642
  Other                194,949     267,637     644,116  1,115,331
    Total Revenue    7,846,917   9,315,098  20,263,248 25,991,627

DIRECT COSTS
  Construction       2,962,243   3,796,929   7,070,061 10,715,221
  Manufacturing      1,534,718   2,267,868   5,475,359  5,576,172
    Total Direct
      Costs          4,496,961   6,064,797  12,545,420 16,291,393

GROSS PROFIT         3,349,956   3,250,301   7,717,828  9,700,234

OTHER INCOME             -          -          564,051     60,035

EXPENSES
  Overhead             767,842     783,294   2,238,844  2,487,569
  General and
    Administrative   1,580,524   1,477,101   3,727,263  4,603,206
  Depreciation         301,020     263,417     912,076    766,246
  Interest             326,387     466,110     947,239  1,182,427
    Total Expenses   2,975,773   2,989,922   7,825,422  9,039,448

PROFIT BEFORE
INCOME TAXES, EQUITY
EARNINGS AND MINORITY
  INTERESTS            374,183     260,379     456,457    720,821

INCOME TAX (BENEFIT)
  PROVISION            109,400  (1,752,000)    168,800
(1,684,000)

PROFIT BEFORE EQUITY
IN EARNINGS AND
  MINORITY
  INTERESTS            264,783   2,012,379    287,657  2,404,821

  Equity in (loss)
    earnings of
    unconsolidated
    affiliates          19,400       9,380   (770,471)    14,690
  Minority interest
    in income of
    consolidated
    subsidiaries        (4,168)    (10,079)   (24,742)   (38,663)

PROFIT BEFORE
EXTRAORDINARY ITEM     280,015   2,011,680   (507,556) 2,380,848

EXTRAORDINARY ITEM
  Gain on
    extinguishment
    of debt               -      3,189,000    809,000  3,189,000

NET PROFIT             280,015   5,200,680    301,444  5,569,848

PROFIT PER
COMMON SHARE-PRIMARY
  (Loss) Profit before
    extraordinary item   0.08        0.77       (0.16)      0.92
  Extraordinary item      -          1.23        0.26       1.23
PROFIT PER COMMON
  SHARE-PRIMARY          0.08        2.00        0.10       2.15

PROFIT PER COMMON SHARE-
  ASSUMING DILUTION
  (NOTE 9)
  Profit before
  extraordinary item     0.08        0.75       (0.16)      0.92
  Extraordinary item      -          1.05        0.26       1.23
PROFIT PER COMMON SHARE-
  ASSUMING DILUTION      0.08        1.80        0.10       2.15

         See notes to condensed consolidated financial statements.

                WILLIAMS INDUSTRIES, INCORPORATED
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                           Nine Months Ended
                                        April 30,       April 30,
                                         1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net profit                                301,444     5,569,848
Adjustments to reconcile net cash
  used in operating activities:
    Depreciation and amortization         912,076       766,246
    Interest expense related to
      convertible debentures                 -          269,937
    Gain on extinguishment of debt       (809,000)   (3,189,000)
    Gain on disposal of property,
      plant and equipment                (777,045)     (337,214)
    Minority interests in earnings         24,742        38,663
    Equity in loss (earnings) of
      unconsolidated affiliates           770,471       (14,690)
Changes in assets and liabilities:
    Increase in accounts and notes
      receivable                       (1,329,274)     (579,457)
    Decrease (increase) in inventories    608,397      (380,401)
    Decrease in costs and estimated
      earnings related to billings
      on uncompleted contracts (net)        6,209     1,014,055
    Increase in prepaid expenses and
      other assets                       (313,736)     (266,700)
    Decrease (increase) in deferred
       income taxes                       130,000    (1,800,000)
    Increase (decrease) in accounts
       payable                            299,556    (1,119,423)
    Decrease in accrued compensation,
      payroll taxes, and amounts
      withheld from employees             (78,013)      (72,527)
    Decrease in other accrued expenses   (277,168)     (611,840)
    Increase in income taxes payable       33,000        44,018
NET CASH USED IN OPERATING ACTIVITIES    (568,341)     (641,485)

CASH FLOWS FROM INVESTING ACTIVITIES
    Expenditures for property,
      plant and equipment                (493,906)   (2,512,351)
    Proceeds from sale of property,
      plant and equipment               1,859,159       595,846
    Decrease in restricted cash           218,618          -
    Minority interest dividends            (7,000)       (9,998)
    Dividends from unconsolidated
      affiliate                            44,700        50,288
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                  1,621,571    (1,876,215)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from borrowings            2,100,583     8,171,851
    Repayments of notes payable        (4,310,499)   (5,297,593)
    Issuance of common stock              145,028       141,275

NET CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                 (2,064,888)    3,015,533

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                          (1,011,658)      497,833
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                   1,867,144     1,300,867
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                           855,486     1,798,700

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
    Cash paid during the period for:
      Income taxes                          8,400        71,982
      Interest                            921,682       849,778

         See notes to condensed consolidated financial statements.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                             WILLIAMS INDUSTRIES, INCORPORATED

June 9, 1998               /s/  Frank E. Williams, III
                                Frank E. Williams, III
                                President, Chairman of the
                                Board
                                Chief Financial Officer