Form 10-Q/A
period 1998-04-30
WILLIAMS INDUSTRIES INC
filed 1998-06-10
CIK 107294

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

     This report is being amended to correct typographical and transcription errors in the previous submission, which affected the Condensed Consolidated Statements of Cash Flows. This filing includes the complete and correct Condensed Consolidated
Statements of Cash Flows.



                WILLIAMS INDUSTRIES, INCORPORATED
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                           Nine Months Ended
                                        April 30,       April 30,
                                         1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net profit                                301,444     5,569,848
Adjustments to reconcile net cash
  used in operating activities:
    Depreciation and amortization         912,076       766,246
    Interest expense related to
      convertible debentures                 -          269,937
    Gain on extinguishment of debt       (809,000)   (3,189,000)
    Gain on disposal of property,
      plant and equipment                (777,045)     (337,214)
    Minority interests in earnings         24,742        38,663
    Equity in loss (earnings) of
      unconsolidated affiliates           770,471       (14,690)
Changes in assets and liabilities:
    Increase in accounts and notes
      receivable                       (1,329,274)     (579,457)
    Decrease (increase) in inventories    608,397      (380,401)
    Decrease in costs and estimated
      earnings related to billings
      on uncompleted contracts (net)        6,209     1,041,055
    Increase in prepaid expenses and
      other assets                       (313,736)     (266,700)
    Decrease (increase) in deferred
       income taxes                       130,000    (1,800,000)
    Increase (decrease) in accounts
       payable                            229,556    (1,119,423)
    Decrease in accrued compensation,
      payroll taxes, and amounts
      withheld from employees             (78,013)      (72,527)
    Decrease in other accrued expenses   (277,168)     (611,840)
    Increase in income taxes payable       33,000        44,018
NET CASH USED IN OPERATING ACTIVITIES    (568,341)     (641,485)

CASH FLOWS FROM INVESTING ACTIVITIES
    Expenditures for property,
      plant and equipment                (493,906)   (2,512,351)
    Proceeds from sale of property,
      plant and equipment               1,859,159       595,846
    Decrease in restricted cash           218,618          -
    Minority interest dividends            (7,000)       (9,998)
    Dividends from unconsolidated
      affiliate                            44,700        50,288
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                  1,621,571    (1,876,215)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from borrowings            2,100,583     8,171,851
    Repayments of notes payable        (4,310,499)   (5,297,593)
    Issuance of common stock              145,028       141,275

NET CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                 (2,064,888)    3,015,533

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                          (1,011,658)      497,833
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                   1,867,144     1,300,867
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                           855,486     1,798,700

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
    Cash paid during the period for:
      Income taxes                          8,400        71,982
      Interest                            921,682       849,778

         See notes to condensed consolidated financial statements.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                             WILLIAMS INDUSTRIES, INCORPORATED

June 10, 1998               /s/  Frank E. Williams, III
                                 Frank E. Williams, III
                                 President, Chairman of the
                                 Board
                                 Chief Financial Officer