Form 10-K
period 1998-07-31
WILLIAMS INDUSTRIES INC
filed 1998-10-14
CIK 107294

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C.  20549

                                Form 10-K
                               (Mark One)

   ( X )    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
            THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
            For the Fiscal Year Ended July 31, 1998
OR
   (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
            THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
            For the transition period from          to

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   (X)

     Aggregate market value of voting stock held by non-affiliates of the Registrant, based on last sale price as reported on
September 30, 1998:
                                                $11,623,394

     Shares outstanding at September 30, 1998     3,576,429

     The following document is incorporated herein by reference thereto in response to the information required by Part III of this report (information about officers and directors):

     Proxy Statement Relating to Annual Meeting to be held
November 14, 1998.


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


Item 1. Business

     Williams Industries, Incorporated operates in the commercial, industrial, institutional, governmental and infrastructure construction markets in the Mid-Atlantic region. The Company's main lines of business include: steel, precast concrete and miscellaneous metals erection and installation; crane rental, heavy and specialized hauling and rigging; fabrication of welded steel plate girders, rolled steel beams, and light structural and other metal products; and the sale of insurance, safety and related services. In the coming years, the Company intends to expand its business by taking advantage of opportunities to increase its market share in existing geographic areas of business and to further expand its geographic service areas in these core
lines of business.   This approach is designed to facilitate the
Company's mission, "To be the premier provider of services to the construction industry in the Eastern United States."

A.  General Development of Business

     In 1970, Williams Industries, Incorporated was formed as a
Virginia corporation to act as the parent of two previously established sister companies specializing in steel erection and the rental of construction equipment.

     Through the 1980s, the Company grew through the addition of subsidiaries and affiliates operating in a wide range of industrial, commercial, institutional and government construction markets. By the mid-1980s, Williams Industries, Inc. had grown from the original steel erection company to a conglomerate with 27 subsidiaries and affiliates. By the late 1980's, the Company was producing more than $100 million in revenue annually.

     However, debt, in excess of $33 million, accompanied the expansion and, when construction activity virtually ceased in the Company's market areas in the early 1990s, restructuring for
survival became necessary.   Williams Industries, Inc. is now a
much smaller corporation than the conglomerate of a few years ago. Since 1993, the Company has worked to achieve its goals of debt repayment and consistent profitability of core operations.

     Construction Insurance Agency, Inc., Greenway Corporation, Piedmont Metal Products, Inc., Williams Bridge Company, Williams Equipment Corporation, and Williams Steel Erection Company, Inc. now represent the corporation's business focus for the foreseeable future and, from an aggregate operating perspective, are working to enhance the on-going value of Williams Industries, Inc. and to establish a sound base for future growth.

     Their efforts are augmented by the parent holding company, Williams Industries, Inc., and by the operating entities of Insurance Risk Management Group, Inc., and WII Realty Management, Inc. (WIIRM). Each of these companies, including the parent, provide necessary services for their sister subsidiaries in the
corporation.   WIIRM manages the Company's real estate, including
the leasing of property to unaffiliated tenants.   The parent also
sponsors the Company's Section 401(k) and Section 125 plans for employees.

     In order to achieve the profitable, restructured corporation that exists today, management, working within the Company's comprehensive long-range plan, took a number of necessary steps to return the Company to operational profitability. These measures included the removal of Bank Group debt; the reduction of operating, and general and administrative costs; expansion of market areas within the core businesses; and further consolidation and reorganization of corporate components as necessary.

     Final Bank Group Debt Restructuring occurred on March 31, 1997, when the Company reached an agreement with The CIT Group/Credit Finance Inc. (CIT) for the funds necessary to repay the outstanding balance of the Bank Group loan. In connection with the repayment, convertible debentures were issued to
NationsBank and the FDIC.   On February 5, 1998, NationsBank
converted their debenture into 620,766 shares of the Company's
stock, making them the Company's largest single shareholder.   The
FDIC debenture, along with another debenture issued to the FDIC for other reasons, were redeemed for $165,000 during the quarter ended April 30, 1998. The redemption of the FDIC debentures eliminated a commitment to issue 246,560 shares of the Company's stock.

     Previously, in the year ended July 31, 1997, the Company issued 215,000 shares of stock to resolve a long-standing legal issue with the estate of Mr. Eugene Pribyla. Approximately 70,000 shares were issued to First Tennessee Equipment Finance Corporation upon conversion of a debenture issued to resolve debt relating to a former subsidiary. The Company had previously accrued a contingency reserve for this matter and the issuance was recorded at the market value of the Company's stock and reduced the related liability.

     After these transactions, Williams Industries, as of July 31, 1998, had 3,576,429 shares of stock outstanding. The composition of the shareholder base has changed significantly from the investor base that existed when the Company began its
restructuring.   In relation to stock activity, the Company moved
from the "over the counter" (OTC) or "pink sheet" market to the Nasdaq National Market System on March 5, 1998. The relisting on Nasdaq was one of management's goals which was accomplished in the year ended July 31, 1998.


B.  Financial Information About Industry Segments

     The Company's activities are divided into three broad categories: (1) Construction, which includes industrial, commercial and governmental construction, the construction, repair and rehabilitation of bridges as well as the rental, sale and service of heavy construction equipment; (2) Manufacturing, which includes the manufacture of metal products; and (3) Other, which includes insurance agency operations and parent company transactions with unaffiliated parties. Financial information about these segments is contained in Note 13 of the Notes to Consolidated Financial Statements. The following table sets forth the percentage of total revenue attributable to these categories for the years ended July 31, 1998, 1997 and 1996:

                                  Fiscal Year Ended July 31,
                                  --------------------------
                                   1998       1997     1996
                                   ----       ----     ----
     Construction . . . . . . . . . 62%        65%      59%
     Manufacturing. . . . . . . . . 35%        32%      37%
     Other. . . . . . . . . . . . .  3%         3%       4%

     This mix has changed over the years as the Company continues to organize its business into a more profitable configuration. While levels of operating activity in the construction and manufacturing segments are likely to be maintained for some time going forward, the percentages of total revenue are expected to change as market conditions or new business opportunities warrant.


C. Narrative Description of Business

1. Construction

     The Company specializes in structural steel erection, the installation of architectural, ornamental and miscellaneous metal products, the installation of precast and prestressed concrete products, the rental and sale of construction equipment and the rigging and installation of equipment for utility and industrial facilities.

     The Company owns or leases a wide variety of construction equipment and has experienced little difficulty in obtaining sufficient equipment to perform its contracts.

     Most labor employed by this segment is obtained in the areas where the particular project is located. Labor in the construction segment is primarily open shop. Due to recent increases in the overall construction marketplace, there were occasions in the past fiscal year when the Company experienced some difficulty in finding sufficient, qualified personnel to meet all commitments without resorting to extensive overtime with
existing personnel.   State approved training and apprenticeship
programs are continuing in an effort to abate and resolve this concern on a long-range basis.

     In its construction segment, the Company requires few raw materials, such as steel or concrete, since these are generally furnished by and are the responsibility of the firm that hires the Company to provide the construction services.

     The primary basis on which the Company is awarded construction contracts is price, since most projects are awarded on the basis of competitive bidding. While there are numerous competitors for commercial and industrial construction in the Company's geographic areas, the Company remains as one of the larger and more diversified companies in its areas of operations.

     Although revenue derived from any particular customer has fluctuated significantly, in recent years no single customer normally accounts for more than 10% of consolidated revenue. However, for the year ended July 31, 1998, one customer accounted for 10.4% of consolidated revenue and 13.4% of construction revenue.

     A significant portion of the Company's work is subject to termination for convenience clauses in favor of the local, state, or federal government entities who contracted for the work in which the Company is involved. The law generally gives local, state, and federal government entities the right to terminate contracts, for a variety of reasons, and such rights are made applicable to government purchasing by operation of law. While the Company rarely contracts directly with such government entities, such termination for convenience clauses are incorporated in the Company's contracts by "flow down" clauses whereby the Company stands in the shoes of its customers. The Company has not experienced any such terminations in recent years, and because the Company is not dependent upon any one customer or project, management feels that any risk associated with performing work for governmental entities is minimal.


a. Steel Construction

     The Company engages in the installation of structural and other steel products for a variety of buildings, bridges, highways, industrial facilities, power generating plants and other structures.

     Most of the Company's steel construction revenue is received on projects where the Company is a subcontractor to a material supplier (generally a steel fabricator) or another contractor. When the Company acts as the steel erection subcontractor, it is invited to bid by the firm that needs the steel construction services. Consequently, customer relations are important. From year to year, a particular customer and/or contract may comprise a significant portion of the steel construction revenues.

     The Company operates its steel erection business primarily in the Mid-Atlantic area between Baltimore, Maryland and Norfolk, Virginia.

b. Concrete Construction

     The Company erects structural precast and prestressed concrete for various structures, such as multi-storied parking facilities and processing facilities, and erects the concrete architectural facades for buildings. The concrete erection business is not dependent upon any particular customer.

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

d.  Equipment Rental and Sales

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

     The Company's construction and equipment rental companies maintain an extensive fleet of heavy equipment, including cranes, tractors and trailers. Because of the Company's maintenance efforts, management believes the equipment is in good condition and is well maintained. Construction equipment which is maintained diligently does not tend to depreciate physically in ordinary use. Therefore the Company's older equipment, particularly cranes, are generally worth more than their carrying value. Nevertheless, older cranes tend to be less efficient, because of operational and maintenance issues, as well as the safety advances and general "user friendliness" incorporated into newer cranes. For these reasons, management is constantly reviewing the equipment to phase out older models in favor of current designs, and therefore the sale of older cranes is an important part of the Company's business. In addition, the fleet upgrade cycle can assist the Company in moderating the seasonal fluctuations in construction revenues.


2. Manufacturing

     Products fabricated include steel plate girders used in the construction of bridges and other projects, and light structural metal products. In its manufacturing segment, the Company obtains raw materials from a variety of sources on a competitive basis and is not dependent on any one source of supply. During the year ended July 31, 1998, the Company's sole supplier of domestically produced large structural shapes put all of its customers on short-term allocation or rationing of product. Due to requirements to use domestic steel in federal projects, this
rationing produced temporary supply difficulties.   This created
difficulties in product delivery schedules to customers as well as the deferral of revenue.

     Facilities in this segment are open shop. Management believes that its employee relations in this segment are good.

     Competition in this segment, based on price, quality and service, is intense. Although revenue derived from any particular customer of this segment fluctuates significantly, in recent years no single customer has accounted for more than 10% of consolidated revenue.

a. Steel Manufacturing

     The Company has two plants for the fabrication of steel plate girders, rolled beams, and other components used in the construction, repair and rehabilitation of highway bridges and grade separations.

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

b.  Light Structural Metal Products

      The Company fabricates light structural metal products at a Company-owned facility on ten acres located in Bedford, Virginia.
For the past three fiscal years, there have been major improvements and expansion to the facilities to enhance manufacturing capabilities, as well as the ability to finish product in inclement weather.


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

     The Company employs between 175 and 400 employees, many employed on an hourly basis for specific projects, the actual number varying with the seasons and timing of contracts. At July 31, 1998, the Company had 353 employees, of which approximately 15
were covered by a collective bargaining agreement.   Generally,
management believes that its employee relations are good.

b. Insurance

Liability Coverage

     Primary liability coverage for the Company and its subsidiaries is provided by a policy of insurance with limits of $1,000,000 and a $2,000,000 aggregate. The Company also carries what is known as an "umbrella" policy which provides limits of $5,000,000 excess of the primary. The primary policy has a $10,000 deductible; however, it does provide first dollar defense coverage. If additional coverage is required on a specific project, the Company makes those purchases.

Workers' Compensation Coverage

      The Company presently maintains a "loss sensitive" workers' compensation insurance program which has been administered by the same insurance company since December 1992. The terms of the program are negotiated by the Company and the insurance carrier on a year-to-year basis. The terms may provide for a wide variety of measures to manage or limit the risk of the program. The structure of the Company's program stresses the minimization of risk. The Company accrues workers' compensation insurance expense based on estimates of its exposure under the program. The program's success has reduced insurance expense below the accrued amount for the past several years. Traditional insurance coverage or monopolistic state programs are required in certain states, but these states are no longer a significant part of the Company's market area.

     While the loss sensitive program described above has been and is expected to be a significant factor in limiting the cost of insurance, a small component of the cost is based on the Company's
"loss modification factor."   This factor is a percentage increase
or decrease to a standard premium based primarily on the Company's previous claims experience, which is promulgated by a national rating body. Since 1986, the Company's loss modification factor ranged from a high of 1.73 in 1986 to a low of 0.92 in 1992. The current loss modification factor is 1.07. The Company's current five year business plan sets a goal of reducing the factor to
0.80. Management feels it can meet this aggressive goal by: the continued emphasis on safety and loss control measures; education of management and employees on the importance of the corporate
safety program;   monitoring of claims to reduce costs; and
maintaining effective rehabilitation programs for injured
employees.

     The Company strives to be in the forefront in providing a safe work place for its workers, but, because of the dangerous nature of its business, injuries do occur. In those cases, the Company recognizes the personal trauma that can accompany those injuries and attempts to provide comfort and individual consideration to the injured party and his or her family.


4. Backlog Disclosure

     As of July 31, 1998, the Company's backlog was approximately
$21.7 million, as compared to $12.5 million as of July 31, 1997.


Item 2. Properties

     At July 31, 1998, the Company owned approximately 88 acres of
industrial property.   Approximately 39 acres are near Manassas,
in Prince William County, Virginia; 17 acres are in Richmond, Virginia; and 32 acres in Bedford, in Virginia's Piedmont section between Lynchburg and Roanoke.

     In the year ended July 31, 1998, the Company sold its 2.25 acre headquarters property in Fairfax Country, Virginia for $1,430,000 to a nonaffiliated third party. The Company is leasing back several buildings on the property. The transaction resulted in a gain of approximately $560,000, of which $254,000 is included in "Other Income" (See Note 11 to the Consolidated Financial Statements). There will be appreciable cash flow benefits going forward because the cost of leasing the needed space on the property is lower than the carrying cost of the debt on the property. The Company also sold its one acre property in Baltimore, Maryland for $135,000 to a non-affiliated third party.


Item 3. Legal Proceedings

Precision Components Corp.

     The Company received a favorable decision in this case, and judgment in favor of the Company was entered on March 4, 1998 by
the Circuit Court for the City of Richmond.   The suit by
Industrial Alloy Fabricators, Inc. and Precision Components Corp. against Williams Industries, Inc. and IAF Transfer Corporation, sought $300,000 plus interest and fees arising from a product liability claim against the Company. The plaintiffs have perfected an appeal to the Virginia Supreme Court, which the Court
accepted on September 21, 1998.   It is expected the case will be
argued early in 1999. Management believes that the ultimate outcome of this matter will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

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


                              PART II

Item 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters

     The Company's Common Stock resumed trading on the Nasdaq National Market System under the symbol "WMSI" on March 5, 1998. The following table sets forth the high and low sales prices for the periods indicated, as obtained from market makers in the Company's stock.

 8/1/96  11/1/96  2/1/97  5/1/97  8/1/97  11/1/97  2/1/98  5/1/98
10/31/96 1/31/97 4/30/97 7/31/97 10/31/97 1/31/98 4/30/98 7/31/98
-------- ------- ------- ------- -------- ------- ------- -------
  $6.25   $6.38   $5.50   $6.13    $8.13    $7.00   $6.63  $5.19
  $3.00   $2.88   $3.13   $3.75    $5.00    $4.63   $3.75  $3.38

     The Company paid no cash dividends during the years ended July 31, 1998 or 1997. While it is the directors' policy to have the Company pay cash dividends whenever feasible, the Company's credit agreements prohibit cash dividends without the lenders' permission. In addition, the need for cash in the Company's business indicates that cash dividends will not be paid in the foreseeable future.

     The prices shown reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily reflect actual transactions.

     At September 18, 1998, there were 502 holders of record of the Common Stock.

     During the year ended July 31, 1998, NationsBank converted its $410,000 Convertible Debenture into the previously agreed upon 16.4% of the Company's common stock outstanding and committed at the time of conversion. On February 6, 1998, the Company issued
620,766 shares to NationsBank.   The holder can sell by public
sale no more than 1/8th of the shares during each quarter commencing April 1, 1997 and ending December 31, 1998. Due to the subsequent redemption of the FDIC debentures, explained in the following paragraph, at July 31, 1998, NationsBank owned approximately 17% of the outstanding and committed common stock of the Company. As a result of the NationsBank conversion, additional paid-in capital in the Company increased by approximately $453,000, notes payable decreased by $410,000 and interest expense of $43,000 was recorded.

     On March 2, 1998, the Company redeemed its outstanding $90,000 Convertible Debenture with the Federal Deposit Insurance Corporation (FDIC) at its face value. The FDIC did not give notice of conversion for the debenture, which would have converted into 3.6% of the Company's common stock outstanding or committed which approximated 136,000 shares. On April 3, 1998, the Company redeemed at face value a second debenture from the FDIC for $75,000. If this debenture had converted, 110,294 shares of the Company's common stock would have been issued. While the commitments represented by the FDIC debentures have been canceled, the weighted average impact of the commitments is still reflected in the calculation of Earnings Per Common Share - Diluted for the periods in which the debentures were outstanding in the years ended July 31, 1998 and 1997.

     The shares issued to NationsBank, as well as the 215,000 shares issued in resolution of the Pribyla litigation, were part of a Company filing with the Securities and Exchange Commission done as a secondary offering of its securities on Form S-2 on
behalf of certain selling shareholders.   These shareholders
received stock or convertible debentures in connection with the transactions (Bank Group, FDIC, and Pribyla) described elsewhere in this report. The number of shares included in the Registration was 1,080,294, although the FDIC shares were not issued because the debentures were redeemed.

     The Company also issued 69,931 shares to First Tennessee
Equipment Finance Corporation upon First Tennessee's conversion of a debenture relating to debt resolution of a former Company subsidiary.


Item 6.  Selected Financial Data

     The following table sets forth selected financial data for the Company and is qualified in its entirety by the more detailed financial statements, related notes thereto, and other statistical information appearing elsewhere in this report.

                SELECTED CONSOLIDATED FINANCIAL DATA
                (In millions, except per share data)

                            1998    1997    1996    1995    1994
                           ------  ------  -----   -----   ------
Statements of Earnings Data:
Revenue:
     Construction          $17.9   $22.4   $16.1   $19.7   $27.9
     Manufacturing          10.2    11.0    10.1    10.3    16.9
     Other Revenue           0.8     0.9     1.0     1.6     0.8
                           ------  ------  -----   -----   ------
        Total Revenue      $28.9   $34.3   $27.2   $31.6   $45.6
                           ======  ======  =====   =====   ======
Gross Profit:
     Construction          $ 7.6   $ 8.9   $ 6.5   $ 5.2   $ 4.8
     Manufacturing           3.1     3.4     3.0     3.9     4.2
     Other                   0.8     0.9     1.0     1.6     0.8
                           ------  ------  -----   -----   ------
   Total Gross Profit      $11.5   $13.2   $10.5   $10.7   $ 9.8
                           ======  ======  =====   =====   ======

Other Income:              $ 0.4   $ 0.1   $ 2.5   $ 0.2   $  -

Expense:
Overhead                   $ 3.1   $ 3.4   $ 3.1   $ 3.0   $ 3.6
General and
  Administrative             5.0     5.7     5.3     9.0     8.1
Depreciation                 1.2     1.1     1.0     1.2     1.4
Interest                     1.2     1.6     1.5     2.3     1.7
Income Tax
Provision (Benefit)         (0.3)   (1.7)     -       -       -
                           ------  ------  -----   -----   ------
   Total Expense           $10.2   $10.1   $10.9   $15.5   $14.8
                           ======  ======  =====   =====   ======
Earnings (Loss) from
     Continuing Operations $ 1.7   $ 3.2   $ 2.1   $(4.6)  $(5.0)
Equity Loss (Earnings) and
  Minority Interest         (0.8)   (0.2)    0.1      -       -
Gain (Loss) from
     Discontinued
     Operations               -       -       -      1.4    (4.6)
Extraordinary Item -
     Gain on Extinguish-
     ment of Debt            0.9     3.2     0.8     6.6      -
                           ------  ------  -----   -----   ------
Net Earnings (Loss)        $ 1.8   $ 6.2   $ 3.0   $ 3.4   $(9.6)
                           ======  ======  =====   =====   ======

Earnings (Loss) Per Share:
     From Continuing
Operations......            $0.28   $1.13  $0.84  $(1.82) $(1.98)
     From Discontinued
     Operations . . . . .     -       -      -      0.57   (1.80)
     Extraordinary Item      0.29    1.20   0.31    2.60      -
                            -----   -----  -----   -----  -------
        Earnings (Loss) Per
          Share - Basic*    $0.57   $2.33  $1.15   $1.35  $(3.78)
                            =====   =====  =====   =====  =======

Balance Sheet Data
(at end of year):

Total Assets--Continuing
     Operations            $29.1   $31.5   $28.0   $24.6   $38.4
Net Liabilities
     of Discontinued
     Operations               -       -       -       -     (1.0)
Long Term Obligations        8.4     7.4     5.8     2.9     5.0
Total Liabilities           19.8    24.8    30.2    29.8    46.1
Stockholders' equity
     (Deficiency
      in assets)             9.1     6.5    (2.2)   (5.2)   (8.7)

* No dividends have been paid on Common Stock during the above periods.

     For purposes of comparison, the years ended July 31, 1994 and 1995 results include companies that are not components of the Company going forward. The results of the years ended July 31, 1996, 1997 and 1998 more accurately reflect the Company's composition going forward. Additionally, the Company disposed of a number of assets, as discussed in Note 11 to the Notes to Consolidated Financial Statements. These factors are relevant to any comparisons.


Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations

     During the year ended July 31, 1998, the Company achieved a number of significant objectives, including:

     * The relisting of the Company's stock on the Nasdaq National
Market System;

     * Nearly doubling its backlog from approximately $12.5 million at July 31, 1997 to approximately $21.7 million at July
31, 1998;

     * Using the proceeds from the sale of the Company's Falls
Church real estate to reduce the Company's real estate loan by more than $1.4 and refinancing the remaining $1,000,000 loan with more favorable terms;

     * Redeeming two debentures that removed the Company's commitment to issue 246,560 shares, or about seven percent, of the Company's stock;

     * Resolving outstanding issues of litigation;

     * Improving the Company's overall financial position.

     * Meeting management's estimate for pre-tax profit of 4% or $1.3 million for "Earnings Before Income Taxes, Equity Earnings and Minority Interests."

     * Improving gross profit margin to 40% in 1998 from 38% in 1997.

     Having achieved its goals of debt restructuring and Nasdaq relisting, the Company now has a stronger financial and operational base from which its subsidiaries, either through internal growth or strategic acquisitions, can grow and enhance future financial results.

     While the most significant aspect of restructuring, that of settling Bank Group debt, occurred in the year ended July 31, 1997, the year ended July 31, 1998 marked the culmination of several remaining aspects of the Company's five-year restructuring program. In addition to completing its restructuring objectives, the Company continued to meet another objective, that of operational profitability. These achievements occurred while the Company simultaneously reduced its investment in an unconsolidated affiliate by more than $800,000 and also accrued more than $500,000 for litigation settlements.

     The Company's fundamental lines of business are conducted through the subsidiaries of Construction Insurance Agency, Greenway Corporation, Piedmont Metal Products, Inc., Williams Bridge Company, Williams Equipment Corporation, and Williams Steel
Erection Company, Inc.   These operations, on aggregate, have been
profitable for several years. Going forward, these operations must produce sufficient aggregate profitable results to sustain the parent operation and any auxiliary services.

     Management continues to work to enhance the on-going value of Williams Industries Inc., which, in addition to the companies mentioned above, includes the parent corporation, Insurance Risk Management Group, Inc., and WII Realty Management, Inc., that provide services both for all operating companies as well as outside customers.

Financial Condition

     The Company has turned around in the past five years.
Stockholders' Equity increased by $17.8 million over a four year period and has grown to $9.1 million at July 31, 1998 from a $8.7 million deficit at July 31, 1994.

     The Company's credit facility with CIT allows the Company a mechanism to borrow against the line for the subsidiaries, should the need arise. This funding mechanism allows the subsidiaries to negotiate better payment terms on certain transactions, such as the purchase of materials, by having cash available when necessary.

     Having completed its debt restructuring program, management has more time to focus on operating issues. These include developing innovative methods to obtain quality work and expanding into new market areas to more fully avail the Company's subsidiaries of new opportunities in traditional market areas.

     The Company's financial performance essentially has improved across the board in the past several years, but most specifically in the year ended July 31, 1998. One of the greatest indicators of this change is reflected in the Company's Consolidated
Statements of Cash Flows.   Net Cash Provided By Operating
Activities was approximately $1.89 million in the year ended July 31, 1998, as compared to the ($105,151) used in operating activities in the year ended July 31, 1997. Cash flows from investing activities increased primarily as a result of the sale of the Falls Church property and some older equipment. Proceeds from borrowings declined to $4.0 million, while the Company made repayments of Notes Payable of $7 million.

     Issues of profitability and quantifying any future expense dominated many of the Company's activities in the year ended July 31, 1998. Williams Industries, Inc. results varied throughout the year, as significant transactions affected quarterly results. These included the reduction of approximately $800,000 of the Company's investment in Atlas Machine and Iron Works, an unconsolidated affiliate; a $809,000 Gain on Extinguishment of Debt from the reversal of accounts payable in a closed subsidiary, the John F. Beasley Construction Company; and an accrual of approximately $500,000 for litigation settlements. Third quarter cash flows were impacted by the $165,000 used to redeem the FDIC debentures, described in Item 5, included in this report.

     The combination of all these elements, however, produced the bottom line results which are in keeping with management's projections and announced expectations for the year. Going forward, management intends to continue following a course that will allow for sustained growth and profitability while simultaneously enhancing the Company's financial condition and increasing shareholder value.

     Issues which had the potential to impact the Company's future earnings also have been resolved. The settlement and quantification of expense and exposure to old legal issues enables the Company to be more certain of its position going forward. Although certain contingencies are discussed in Note 15 to the Notes to Consolidated Financial Statements, management believes that major uncertainties that could have impacted the Company's financial posture have largely been removed, enabling management, potential creditors and customers to have a much clearer picture of the Company's financial future.



Bonding

     The Company's ability to furnish payment and performance
bonds has improved along with its financial condition.   For
example, the Company now has a commitment from one bonding company to furnish a bond for a $6.5 million bridge fabrication project. While historically, because of its strong reputation, most of the Company's projects have been obtained without providing bonds, the Company recognizes as it expands its geographic range for providing goods and services, it will be necessary to provide bonds to clients unfamiliar with the Company. This is not anticipated to present a problem going forward.

Liquidity

     The Company is generating sufficient cash to sustain its
operational activities.   Management is keeping a close eye on
cash needs to ensure that adequate liquidity is maintained.   To
address this concern, credit availability under the CIT facility has been expanded.

     Cash Flows From Operating Activities for the Year Ended July
31, 1998 were $1,885,836 and primarily resulted from profitable operations.

     Cash Flows From Investing Activities increased from ($50,804) in the year ended July 31, 1997 to $929,174 in the year ended July 31, 1998, primarily as a result of the sale of the Company's Falls Church real estate and some older equipment. Expenditures for property, plant and equipment were maintained at acceptable levels as the Company has been updating its crane fleet primarily though operating leases. Management feels that leasing instead of more traditional buying or borrowing offers more flexibility and cash flow advantages.

     Management invested some surplus cash in Certificates of Deposit with maturities longer than 90 days, but less than one year, which are not classified as cash or cash equivalents.
However, these investments are readily convertible to cash to meet the Company's requirements.

     Cash Flows From Financing Activities, $746,924 in the year ended July 31, 1997 and ($2,922,507) in the year ended July 31, 1998, were reduced as the Company continued its efforts to reduce overall debt.

     Going forward, management believes that operations will continue to generate sufficient cash to fund activities. However, as revenues increase, operations may have periods in which they use net cash. Management, therefore, is focusing on the proper allocation of resources to ensure stable growth.

Operations

     While not achieving the record revenue levels experienced at some subsidiaries in the year ended July 31, 1997, the year ended July 31, 1998 was extremely good for the Company as, for the most part, routine operations, not unusual or extraordinary transactions, created profitable results. Having survived the upheaval of massive restructuring, the Company's subsidiaries are continuing to focus on the business of performing quality work at consistently profitable levels.

     Each of the Company's operating entities has benefited from the increased activity in the construction marketplace as well as the improved financial condition of the parent corporation. Recently passed federal legislation, which will funnel billions of dollars into infrastructure construction, is anticipated to further increase the Company's fabrication and construction activities.
In its highly concentrated reconfiguration, the Company and its subsidiaries are poised to take advantage of the opportunities now in the marketplace.

     The subsidiaries are finding it easier to obtain new equipment or supplies based on their own results and profitability, as well as the improved condition of the parent. This trend is expected to continue and will lead to further improved results through reduced finance costs and the more efficient delivery of services through enhanced capabilities.


1.  Fiscal Year 1998 Compared to Fiscal Year 1997

     From an operating perspective, the year ended July 31, 1998 started slowly. During the first quarter, both construction and manufacturing revenues decreased. A significant portion of the decrease was attributed to the fact that the Company's largest subsidiary, Williams Steel Erection Company, had a more than fifty percent decline in its revenues. This was due to the fact that in the prior year, Williams Steel had record revenues and was working simultaneously on several major projects. It wasn't until the fourth quarter of the year ended July 31, 1998 that Williams Steel regained its previously high level of activity.
In the beginning and middle of year ended July 31, 1998, extremely wet weather caused the postponement or cancellation of a number of jobs, many of which related to crane rental or rigging. It wasn't until the last four months of the year ended July 31, 1998 that the Company's operating activities picked up.

     As a consequence, revenues for the year ended July 31, 1998 lagged behind the year ended July 31, 1997 in all categories. The most noticeable decline, however, occurred in Construction where revenues declined from $22,387,476 in the year ended July 31, 1997 to $17,914,705 in the year ended July 31, 1998.

     Manufacturing revenues declined slightly, from $10,975,857 in the year ended July 31, 1997 to $10,205,689 in the year ended July 31, 1998.

     Earnings Before Income Taxes, Equity Earnings and Minority Interests decreased slightly from $1,463,686 in the year ended July 31, 1997 to $1,353,192 in the year ended July 31, 1998, despite the fact that revenues declined by nearly $6 million. The profit levels for the year ended July 31, 1998 are in keeping with management's announced expectations for the year.

     The provision for income taxes for the year ended July 31, 1998 was a benefit of $343,000 compared to a benefit of $1.7 million for the year ended July 31, 1997. In the year ended July 31, 1997, the Company completed the restructuring of its Bank Group Debt and, for the first time in several years, returned to profitable operations. As a result, in accordance with Statement of Financial Accounting Standards No. 109, during the year ended July 31, 1997, the Company recognized $2.2 million of the benefits available from its tax loss carryforwards that had accumulated over several years. Further, as a result of continued profitable operations, during the year ended July 31, 1998, the Company recognized an additional benefit of its tax loss carryforwards of $900,000.

     During the year ended July 31, 1998, the Company also had a $800,000 reduction in its investment of an unconsolidated affiliate, Atlas Machine and Iron Works, shown in "Equity in
(loss) earnings of unconsolidated affiliates", as well as an expense of approximately $500,000 relating to the settlement of litigation on old insurance polices.


2.  Fiscal Year 1997 Compared to Fiscal Year 1996

     "Revenue" showed an improvement from $27,157,512 in fiscal 1996 to $34,308,519 in fiscal 1997, which was attributable to several sources, but most specific to several "mega" projects, such as the MCI Arena and major semiconductor plants in Richmond and Manassas, Virginia, undertaken by Williams Steel Erection
Company during the year.   The "Other Income" amounts consist of
real estate sales and reflect the varying gains recognized from these transactions. For details of real estate sales, refer to
Note 11 in the Notes to Consolidated Financial Statements.

     For the year ended July 31, 1996, the total construction and manufacturing revenue was $26,193,901 which compares to $33,363,333 for the year ended July 31, 1997, or more than a 27 percent increase in revenue. With the completion of the MCI Arena, the Company concluded essentially all of its "mega" steel erection contracts. There currently are not any outstanding bids on projects of similar size. As a result, the Company's backlog declined from $19 million as of July 31, 1996 to approximately $12.5 million as of July 31, 1997. In order to increase the backlog, the Company continues to pursue other joint venture arrangements in both the construction and manufacturing segments on certain projects which are greater than $1.0 million in size and complex enough to involve large quantities of manpower, management time and equipment. The Company's policy is to enter into joint ventures only where it is at least a 50% partner and actively participates in the management of the venture. Further, the Company's policy is to seek to engage in joint ventures with partners whose reputation and status in the industry indicate to
management that they are trustworthy partners.   During the course
of the MCI Joint Venture, there were no disputes regarding management, but the agreement did provide for an alternative dispute resolution mechanism, as will any future joint venture arrangement.

     In continuing the year to year comparisons, several transactions or sales in both years are highly complicated. For details of these events, refer to the Notes 10 and 11 to Consolidated Financial Statements elsewhere in this document.

     Unusual events have contributed to "Earnings Before Extraordinary Items" of $2,982,512 for the year ended July 31, 1997 as compared to the $2,152,847 for the year ended July 31, 1996, most particularly the net $1.8 million deferred income tax asset recognized in 1997, and the $2.4 million gain on the sale of real estate recognized in 1996 (See Note 8).

     With respect to the income tax asset, as a result of tax losses incurred in prior years, the Company, at July 31, 1997, had tax loss carryforwards amounting to approximately $15 million. Under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), the Company is required to recognize the value of these tax loss carryforwards if it is more likely than not that they will be realized by reducing the amount of the Company's profitability in future years during the carryforward period. As a result of the completion of the restructuring of the Company's Bank Group debt during 1997 and the return to profitable operations of the Company's ongoing businesses during the past two years, the Company expects to report profits for income tax purposes in the future. As a consequence, the Company recognized a $2.2 million portion of the benefit available from its tax loss carryforwards during the year ended July 31, 1997.

     Revenues for the year ended July 31, 1997 exceeded projected levels and expenses were kept to reasonable and customary levels. From a core company aggregate operating perspective, revenues, gross profit and pre-tax profit all increased when the years are compared. Overhead expense increased as a result of increased operational activity. General and Administrative expense, which does not vary according to revenue levels, increased primarily as a result of settlement of litigation.


Year 2000

     The Company is currently reviewing all systems for compliance with Year 2000 issues. This review includes information technology systems as well as non-information technology systems and discussions with third party customers regarding their Year 2000 compliant status. The Company intends to be finished with its review and have any identified Year 2000 issues fixed by July 31, 1999.

     Based on the Company's review to date, there are no major Year 2000 compliant issues and, therefore, the Company has not, and does not intend to prepare a contingency plan. The Company believes its most reasonable, likely worse case Year 2000 scenario is if its customers are not Year 2000 compliant and payments to the Company are delayed. If this occurs, the Company believes that it could delay payments to vendors and use its capital and financing lines to pay its most critical costs.

     The Company currently anticipates that the financial impact due to year 2000 compliant issues will not exceed $10,000. The Company intends to pay these costs from cash flows generated from operations. To date, none of this amount has been expended.


Item 7a.  Quantitative and Qualitative Disclosures About
          Market Risk

     Williams Industries, Inc. uses fixed and variable rate notes payable, a tax exempt bond issue, and a vendor credit facility to finance its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk, with the primary interest rate exposure resulting from changes in the prime rates or Industrial Revenue Bond (IRB) rate used to determine the interest rates that are applicable to borrowings under the Company's vendor credit facility and tax exempt bond.

     The information below summarizes Williams Industries, Inc.'s sensitivity to market risks associated with fluctuations in interest rates as of July 31, 1998. To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity of the Company's vendor credit facility and tax exempt
bond in effect at July 31, 1998.   Notes 7, 10, and 15 to the
consolidated financial statements contain descriptions of the Company's credit facility and tax exempt bond and should be read in conjunction with the table below.

Financial Instruments by Expected Maturity Date


Year Ended July 31,    1999        2000        2001        2002
                    ----------  ----------  ----------  ----------
Interest Rate
 Sensitivity
Notes Payable:
 Variable rate ($)    461,522   1,756,862      90,000     95,000
 Average Interest
   Rate                  9.70       10.64        3.48       3.48

                    ----------  ----------  ----------  ----------
 Fixed Rate ($)     1,486,096     905,594   1,162,101    625,340
 Fixed Interest
   Rate                  9.17        9.77        9.77       9.58

Year Ended July 31,         2003     Thereafter     Total
                         ----------  ----------  ----------
Interest Rate
 Sensitivity
Notes Payable:
 Variable rate ($)        100,000      815,000   3,318,384
 Average Interest
   Rate                      3.48        3.48         8.13
                         ----------  ----------  ----------
 Fixed Rate ($)         1,410,419    1,396,803   6,986,353
 Fixed Interest
   Rate                      9.58        10.00        9.67


Item 8.  Williams Industries, Incorporated Consolidated Financial
Statements for the Years ended July 31, 1998, 1997 and 1996.

     (See pages which follow.)


Item 9.  Disagreements on Accounting and Financial Disclosures.

     None.


Part III

     Pursuant to General Instruction G(3) of Form 10-K, the information required by Part III (Items 10, 11, 12 and 13) is hereby incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, in connection with the Company's Annual Meeting of Shareholders scheduled to be held November 14, 1998.


Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

The following documents are filed as a part of this report:

(a)1. Consolidated Financial Statements of Williams Industries,
      Incorporated and Independent Auditors' Report.

        Report of Deloitte & Touche LLP.

        Consolidated Balance Sheets as of July 31, 1998 and 1997.

        Consolidated Statements of Earnings for the Years Ended
        July 31, 1998, 1997 and 1996.

        Consolidated Statements of Stockholders' Equity (Deficiency in Assets) for the Years Ended July 31, 1998, 1997 and 1996.

        Consolidated Statements of Cash Flows for the Years Ended
        July 31, 1998, 1997 and 1996.

        Notes to Consolidated Financial Statements for the Years
        Ended July 31, 1998, 1997 and 1996.

   2. Schedule II -- Valuation and Qualifying Accounts for the Years Ended July 31, 1998, 1997, and 1996 of Williams Industries, Incorporated.


      (All included in this report in response to Item 8.)


      Schedules to be Filed by Amendment to this Report.

        NONE

      3(b) Exhibits:

        (3) Articles of Incorporation: Incorporated by reference to Exhibit 3(a) of the Company's 10-K for the year ended July 31, 1989. By-Laws: Incorporated by reference to Exhibit 3 of the Company's 8-K filed September 4, 1998.


        (21) Subsidiaries of the Company

            Name                                      State of
                                                   Incorporation
            -------------------------------------  -------------
            Arthur Phillips & Company, Inc.*            MD
            Capital Benefit Administrators, Inc.*       VA
            Construction Insurance Agency, Inc.         VA
            John F. Beasley Construction Company*       TX
            Greenway Corporation                        MD
            IAF Transfer Corporation*                   VA
            Insurance Risk Management Group, Inc.       VA
            Piedmont Metal Products, Inc.               VA
            Williams Bridge Company                     VA
            Williams Enterprises, Inc.*                 DC
            Williams Equipment Corporation              DC
            WII Realty Management, Inc.                 VA
            Williams Steel Erection Company             VA

            * Not Active

       (27) Financial Data Schedule


(b) The Company filed a Form 8-K on September 4, 1998, reporting the adoption of amended and restated By-Laws for the Company.


                      INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Williams Industries, Incorporated
Falls Church, Virginia

We have audited the accompanying consolidated balance sheets of Williams Industries, Incorporated, and subsidiaries (the "Company") as of July 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity (deficiency in assets) and cash flows for each of the three years in the period ended July 31, 1998. Our audits also included the financial statement schedule listed in Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly in all material respects, the consolidated financial position of Williams Industries, Incorporated, and subsidiaries as of July 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information as set forth therein.



Deloitte & Touche LLP

McLean, VA
September 25, 1998

                 WILLIAMS INDUSTRIES, INCORPORATED
                    CONSOLIDATED BALANCE SHEETS
                   AS OF JULY  31, 1998 AND 1997

                               ASSETS
                              --------
                                          1998            1997
                                     ------------    ------------
     CURRENT ASSETS
     Cash and cash equivalents       $ 1,384,339     $ 1,491,836
     Restricted cash                      54,004         252,412
     Certificates of deposit             732,616         375,308
     Accounts receivable (net of
         allowances for doubtful
         accounts of $1,211,000 in
         1998 and $758,000 in 1997):
       Contracts
         Open accounts                 7,057,543       7,395,313
         Retainage                       585,506         563,730
       Trade                           1,749,778       1,516,796
       Other                             302,445         100,970
     Inventory (Note 1)                1,320,245       1,462,817
     Costs and estimated earnings in
       excess of billings on
       uncompleted contracts (Note 5)    665,926         845,325
     Notes receivable                     33,706          43,224
     Prepaid expenses                    568,689         564,538
                                     ------------    ------------
          Total current assets        14,454,797      14,612,269
                                     ------------    ------------
     PROPERTY AND EQUIPMENT,
         AT COST (Note 6)             19,066,486      20,073,398
       Accumulated depreciation       (9,355,343)     (9,387,155)
                                     ------------    ------------
         Property and equipment, net   9,711,143      10,686,243
                                     ------------
------------
     OTHER ASSETS
       Notes receivable                  128,761         167,975
       Contract claims, net (Note 2)        -            534,025
       Investments in unconsolidated
         affiliates                      979,769       1,770,940
       Deferred income taxes (Note 8)  2,240,000       1,800,000
       Inventory (Note 1)              1,243,754       1,264,997
       Other                             354,971         653,270
                                     ------------    ------------
          Total other assets           4,947,255       6,191,207
                                     ------------    ------------
     TOTAL ASSETS                    $29,113,195     $31,489,719
                                     ============    ============

          See Notes To Consolidated Financial Statements.

                  WILLIAMS INDUSTRIES, INCORPORATED
                     CONSOLIDATED BALANCE SHEETS
                    AS OF JULY  31, 1998 AND 1997

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

                                          1998            1997
                                     ------------    ------------
     CURRENT LIABILITIES
     Current portion of notes
       payable (Note 7)              $ 1,947,618     $ 5,281,243
     Accounts payable                  4,017,376       4,842,837
     Accrued compensation and
       related liabilities               760,620         694,634
     Billings in excess of costs
       and estimated earnings on
       uncompleted contracts (Note 5)  1,885,069       2,972,587
     Deferred income                     306,000            -
     Other accrued expenses            2,357,125       3,531,599
     Income taxes payable (Note 8)       159,200         108,000
                                     ------------    ------------
     Total current liabilities        11,433,008      17,430,900

     LONG-TERM DEBT
     Notes payable, less
         current portion (Note 7)      8,357,119       7,356,813
                                     ------------    ------------
     Total Liabilities                19,790,127      24,787,713
                                     ------------    ------------
     MINORITY INTERESTS                  189,618         170,237
                                     ------------    ------------

     COMMITMENTS AND
       CONTINGENCIES (NOTE 15)              -               -

     STOCKHOLDERS' EQUITY
     Common stock - $0.10 par value,
       10,000,000 shares authorized;
       3,576,429 and 2,839,756
       shares issued and outstanding
       (Note 18)                          357,643         283,976
     Additional paid-in capital        16,385,704      15,705,430
     Accumulated deficit               (7,609,897)     (9,457,637)
                                      ------------    ------------
     Total stockholders' equity         9,133,450       6,531,769
                                      ------------    ------------

     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY             $29,113,195     $31,489,719
                                      ============    ============

          See Notes To Consolidated Financial Statements.

                 WILLIAMS INDUSTRIES, INCORPORATED
                CONSOLIDATED STATEMENTS OF EARNINGS
             YEARS ENDED JULY 31, 1998, 1997 and 1996

                              1998         1997         1996
                           ------------ ------------ ------------
REVENUE:
     Construction          $17,914,705  $22,387,476  $16,131,534
     Manufacturing          10,205,689   10,975,857   10,062,367
     Other revenue             783,765      945,186      963,611
                           ------------ ------------ ------------
          Total revenue     28,904,159   34,308,519   27,157,512
                           ------------ ------------ ------------
DIRECT COSTS:
     Construction           10,265,866   13,511,100    9,630,774
     Manufacturing           7,139,596    7,621,577    7,002,594
                           ------------ ------------ ------------
     Total direct costs     17,405,462   21,132,677   16,633,368
                           ------------ ------------ ------------
GROSS PROFIT                11,498,697   13,175,842   10,524,144
                           ------------ ------------ ------------
OTHER INCOME                   356,462       60,035    2,509,864
                           ------------ ------------ ------------
EXPENSES:
     Overhead                3,115,578    3,418,136    3,072,133
     General and
         administrative      5,015,978    5,667,798    5,310,514
     Depreciation and
         amortization        1,221,459    1,079,682      984,662
     Interest                1,148,952    1,606,575    1,510,985
                           ------------ ------------ ------------
     Total expenses         10,501,967   11,772,191   10,878,294
                           ------------ ------------ ------------
EARNINGS BEFORE INCOME
TAXES, EQUITY EARNINGS
AND MINORITY INTERESTS       1,353,192    1,463,686    2,155,714

INCOME TAX (BENEFIT)
PROVISION (NOTE 8)            (343,000)  (1,716,000)      62,500
                           ------------ ------------ ------------
EARNINGS BEFORE EQUITY
EARNINGS AND MINORITY
INTERESTS                    1,696,192    3,179,686    2,093,214
  Equity in (loss) earnings
     of unconsolidated
     affiliates               (746,471)    (148,310)      83,350
  Minority interest in
    consolidated subsidiary    (29,981)     (48,864)     (23,717)
                           ------------ ------------ ------------
EARNINGS BEFORE
EXTRAORDINARY ITEM             919,740    2,982,512    2,152,847
EXTRAORDINARY ITEM (NOTE 3)
  Gain on extinguishment
    of debt                    928,000    3,189,000      808,000
                           ------------ ------------ ------------
NET EARNINGS               $ 1,847,740  $ 6,171,512  $ 2,960,847
                           ============ ============ ============
EARNINGS PER COMMON SHARE:
  BASIC:
     Earnings before
     extraordinary item    $      0.28  $      1.13  $      0.84
     Extraordinary item           0.29         1.20         0.31
    EARNINGS PER           ------------ ------------ ------------
    COMMON SHARE-BASIC     $      0.57  $      2.33  $      1.15
                           ============ ============ ============
  DILUTED:
     Earnings before
     extraordinary item    $      0.27  $      1.08  $      0.81
     Extraordinary item           0.25         1.05         0.31
    EARNINGS PER COMMON    ------------ ------------ ------------
    SHARE-DILUTED          $      0.52  $      2.13  $      1.12
                           ============ ============ ============


           See Notes To Consolidated Financial Statements.


                 WILLIAMS INDUSTRIES, INCORPORATED
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (DEFICIENCY IN ASSETS)
             YEARS ENDED JULY 31, 1998, 1997 and 1996

                                    Additional
                 Number    Common     Paid-In     Accumulated
               of Shares   Stock      Capital       Deficit       Total
              ----------  --------  -----------  -------------  ------------
BALANCE,
AUGUST 1, 1995
               2,539,017  $253,902  $13,095,153  $(18,589,996)  $(5,240,941)
Issuance
  of stock        37,000     3,700       52,280          -           55,980
Net earnings
  for the year      -         -            -        2,960,847     2,960,847
              ----------  --------  -----------  -------------  ------------

BALANCE,
JULY 31, 1996
               2,576,017   257,602   13,147,433   (15,629,149)   (2,224,114)
Issuance
  of stock       263,739    26,374      449,740          -          476,114
Issuance of
  convertible
  debentures        -         -       2,108,257          -        2,108,257
Net earnings
  for the year      -         -            -        6,171,512     6,171,512
              ----------  --------  -----------  -------------  ------------

BALANCE,
JULY 31, 1997
               2,839,756   283,976   15,705,430    (9,457,637)    6,531,769
Conversion of
  convertible
  debentures     690,697    69,070      484,101          -          553,171
Other stock
  issued          45,976     4,597      196,173          -          200,770
Net earnings
  for the year      -         -            -        1,847,740     1,847,740
              ----------  --------  -----------  -------------  ------------

BALANCE,
JULY 31, 1998
              $3,576,429  $357,643  $16,385,704  $ (7,609,897)  $ 9,133,450
              ==========  ========  ===========  =============  ============

          See Notes To Consolidated Financial Statements.

                  WILLIAMS INDUSTRIES, INCORPORATED
               CONSOLIDATED STATEMENTS OF CASH FLOWS
             YEARS ENDED JULY 31, 1998, 1997 and 1996

                              1998         1997         1996
                           ------------ ------------ ------------

CASH FLOWS FROM
OPERATING ACTIVITIES:
  Net earnings             $ 1,847,740  $ 6,171,512  $ 2,960,847
  Adjustments to reconcile
      net earnings to net
      cash provided by
      (used in) operating
      activities:
    Depreciation and
      amortization           1,221,459    1,079,682      984,662
    Increase (decrease)
      in allowance for
      doubtful accounts        452,987     (195,780)    (679,645)
    Interest expense
      related to
      convertible debentures    43,171      269,937         -
    Stock bonus issued
      to employees             140,508       50,000       52,955
    Gain on extinguishment
      of debt                 (928,000)  (3,189,000)    (808,000)
    Gain on disposal of
      property, plant
      and equipment           (892,976)    (408,515)  (2,323,496)
    Increase in deferred
      income taxes            (440,000)  (1,800,000)        -
    Minority interest
      in earnings               29,981       48,864       23,717
    Equity in losses
      (earnings) of
      affiliates               746,471      (51,690)     (83,350)
    Dividend from
      unconsolidated
      affiliate                 44,700       67,050       22,350
  Changes in assets and
      liabilities:
    Decrease in notes
      receivable                48,732       13,801         -
    Decrease (increase) in open
      contracts receivable    (179,295)     705,043   (1,021,625)
    (Increase) decrease in
      contract retainage       (21,776)     125,414      470,366
    Increase in trade
      receivables             (270,654)    (245,914)    (164,284)
    Decrease (increase)
      in contract claims       534,025      352,622     (732,285)
    (Increase) decrease in
      other receivables       (205,868)      32,635      193,795
    Decrease (increase)
      in inventory             163,815     (558,461)     252,334
    (Increase) decrease in
      costs and estimated
      earnings related to
      billings on uncompleted
      contracts, net          (908,119)     516,273    1,507,863
     Decrease (increase) in
      prepaid expenses and
      other assets             294,148      155,045     (454,517)
    Increase (decrease)
      in accounts payable      102,539   (1,718,978)    (216,735)
    Increase (decrease) in
      accrued compensation
      and related liabilities   65,986     (159,289)     257,028
    (Decrease) increase in
      other accrued expenses   (54,938)  (1,377,402)     261,827
    Increase in income taxes
      payable                   51,200       12,000       46,000
                           ------------ ------------ ------------
NET CASH PROVIDED BY (USED
IN) OPERATING ACTIVITIES     1,885,836     (105,151)     549,807
                           ------------ ------------ ------------

CASH FLOWS FROM
INVESTING ACTIVITIES:
  Expenditures for property,
    plant and equipment       (947,890)    (861,325)    (924,581)
  Decrease (increase)
    in restricted cash         198,408      147,588     (300,000)
  Proceeds from sale of
    property, plant and
    equipment                2,035,964    1,038,241    3,389,348
  Purchase of minority
    interest                      -            -         (22,900)
  Purchase of certificates
    of deposit                (652,589)    (375,308)        -
  Maturities of
    certificates of deposit    295,281         -            -
                           ------------ ------------ ------------
NET CASH PROVIDED BY(USED IN)
INVESTING ACTIVITIES           929,174      (50,804)   2,141,867
                           ------------ ------------ ------------

CASH FLOWS FROM
FINANCING ACTIVITIES:
  Proceeds from borrowings   4,039,690    7,203,403    1,308,134
  Repayments of notes
    payable                 (7,011,859)  (6,536,658)  (3,815,423)
  Issuance of common stock      60,262       90,177        3,025
  Minority interest dividends  (10,600)      (9,998)      (6,278)
                           ------------ ------------ ------------
NET CASH (USED IN) PROVIDED
BY FINANCING ACTIVITIES     (2,922,507)     746,924   (2,510,542)
                           ------------ ------------ ------------

NET (DECREASE) INCREASE IN
CASH AND CASH EQUIVALENTS     (107,497)     590,969      181,132
CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR          1,491,836      900,867      719,735
                           ------------ ------------ ------------
CASH AND CASH EQUIVALENTS,
  END OF YEAR              $ 1,384,339  $ 1,491,836  $   900,867
                           ============ ============ ============

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION (NOTE 16)


          See Notes To Consolidated Financial Statements.

                WILLIAMS INDUSTRIES, INCORPORATED

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED JULY 31, 1998, 1997 AND 1996

SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

     Basis of Consolidation - The consolidated financial statements include the accounts of Williams Industries, Inc. and all of its majority-owned subsidiaries (the "Company").

     All material intercompany balances and transactions have been eliminated in consolidation.

     Unconsolidated Affiliates - The equity method of accounting is utilized when the Company, through ownership percentage, membership on the Board of Directors or through other means, meets the requirement of significant influence over the operating and financial policies of an investee.

     The Company's 42.5% ownership interest in S.I.P., Inc. of Delaware is accounted for using the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of distributions and undistributed
earnings and losses of the investment.   The cost method of
accounting is used for the Company's 36.6% ownership interest in Atlas Machine & Iron Works, Inc. ("Atlas") since the Company can not exert significant influence over Atlas's operating and financial policies (See Note 9).

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

     Depreciation and Amortization - Property and equipment are recorded at cost and are depreciated over the estimated useful lives of the assets using the straight-line method of depreciation for financial statement purposes, with estimated lives of 25 years for buildings and 3 to 12 years for equipment, vehicles, tools, furniture and fixtures. Leasehold improvements are amortized over the lesser of 10 years or the remaining term of the lease. Straight-line and accelerated methods of depreciation are used for income tax purposes.

     Ordinary maintenance and repair costs are charged to expense as incurred while major renewals and improvements are capitalized. Upon the sale or retirement of property and equipment, the cost and accumulated depreciation are removed from the respective accounts and any gain or loss is recognized.

     Earnings Per Common Share - "Earnings Per Common Share-Basic" is based on the weighted average number of shares outstanding during the year. "Earnings Per Common Share-Diluted" is based on the shares outstanding and the weighted average of commitments to issue stock, which may include convertible debentures, stock options, or grants.

     Revenue Recognition - Revenues and earnings from long-term construction contracts are recognized for financial statement purposes using the percentage-of-completion method; therefore, revenue includes that percentage of the total contract price that the cost of the work completed to date bears to the estimated final cost of the contract. Estimated contract earnings are reviewed and revised periodically as the work progresses, and the cumulative effect of any change in estimate is recognized in the period in which the estimate changes. When a loss is anticipated on a contract, the entire amount of the loss is provided for in the current period. Contract claims are recorded at estimated net realizable value (see Note 2).

     Overhead - Overhead includes the variable, non-direct costs such as shop salaries, consumable supplies, and vehicle and equipment costs incurred to support the revenue generating activities of the Company.

     Inventories - Inventories consist of materials, expendable
equipment and tools, and supplies.   Materials inventory consists
of structural steel, metal decking, and steel cable. Expendable tools and equipment, and supplies consist of goods which are consumed on projects. Costs of materials inventory is accounted for using either the specific identification method or average cost. Cost of expendable equipment and tools is accounted for using average costs. The cost of supplies inventory is accounted for using the first-in, first-out, (FIFO) method.

     Allowance for Doubtful Accounts - Allowances for uncollectible accounts and notes receivable are provided on the basis of specific identification.

     Income Taxes - Williams Industries, Inc. and its subsidiaries, which are at least eighty percent owned by the
parent, file a consolidated Federal income tax return.   The
provision for income taxes has been computed under the requirements of Statement of Financial Accounting Standards (SFAS)
No. 109, "Accounting for Income Taxes".   Under SFAS No. 109,
deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

     The Company does not provide for income taxes on the undistributed earnings of affiliates since these amounts are intended to be permanently reinvested. The cumulative amount of undistributed earnings on which the Company has not recognized income taxes as of July 31, 1998 is approximately $1,060,000.

     Cash and Cash Equivalents - For purposes of the Statements of Cash Flows, the Company considers all highly liquid instruments and certificates of deposit with original maturities of less than three months to be cash equivalents.

     Restricted Cash - The Company's restricted cash is invested in short-term, highly liquid investments. The carrying amount approximates fair value because of the short-term maturity of these investments.

     Certificates of Deposit - The Company's certificates of deposit have original maturities greater than 90 days, but not exceeding one year.

     Stock-Based Compensation - The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

     Reclassifications - Certain reclassifications of prior years' amounts have been made to conform with the current year's presentation.

     The Company has presented classified balance sheets at July 31, 1998 and 1997. Previously, an unclassified balance sheet was issued at July 31, 1997 and earlier years because many contracts the Company entered into took in excess of one year to complete. Therefore, the Company's operating cycle exceeded 1 year.

     Currently, most of the Company's contracts are completed within one year, and therefore a classified balance sheet is meaningful. As a result, the 1997 balance sheet has been reclassified to conform to the 1998 classified presentation.

RECENT ACCOUNTING PRONOUNCEMENTS:

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". As specified by these Statements, the Company will apply these Statements beginning in Fiscal 1999 and reclassify the financial statements of earlier periods for comparative purposes.

     SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It amends FASB No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries.

     In February 1998 FASB issued SFAS 132, "Employers'
Disclosures about Pensions and Other Postretirement Benefits - an amendment of SFAS No.'s 87, 88, and 106". SFAS No. 132 revises employers' disclosure about pension and other postretirement benefit plans.

     In June 1998, FASB issued SFAS 133, "Accounting for
Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities.

     The Company has determined that there will be no material impact on the Company's financial position or results of operations from adoption of SFAS 130, SFAS 131, SFAS 132 and SFAS
133.


1.  INVENTORY

Inventory consisted of the following at July 31:

                                     1998             1997
                                 ----------       ----------
Expendable tools and equipment   $  805,318       $  761,565
Supplies                            351,664          414,507
Materials                         1,407,017        1,551,742
                                 ----------       ----------
Total Inventory                   2,563,999        2,727,814
Less: amount classified
  as long-term                    1,243,754        1,264,997
                                 ----------       ----------
                                 $1,320,245       $1,462,817
                                 ==========       ==========


2.  CONTRACT CLAIMS

     The Company maintains procedures for review and evaluation of performance on its contracts. Occasionally, the Company will incur certain excess costs due to circumstances not anticipated at the time the project was bid. These costs may be attributed to delays, changed conditions, defective engineering or specifications, interference by other parties in the performance of the contracts, and other similar conditions for which the Company believes it is entitled to reimbursement by the owner, general contractor, or other participants. These claims are recorded at the estimated net realizable amount after deduction of estimated legal fees and other costs of collection. Contract claims were zero and $534,025 as of July 31, 1998 and 1997, respectively.


3.  GAIN ON EXTINGUISHMENT OF DEBT

     During the year ended July 31, 1998, the Company recognized a "Gain on Extinguishment of Debt" in the amount of $809,000 arising from the ongoing liquidation of its subsidiary John F. Beasley Construction Company, under the auspices of the U.S. Bankruptcy Court for the Northern District of Texas. This amount represents accounts payable which will not be paid under the Chapter 11 Plan confirmed by the court. The finalization of the bankruptcy is not expected to have any further material impact on the Company's financial position, results of operations, or cash flows.

     The Company also recognized a "Gain on Extinguishment of Debt" in the amount of $119,000 for the year ended July 31, 1998 relating to the liquidation of its Arthur Phillips and Company subsidiary.

     During the year ended July 31, 1997 and 1996 the Company recognized "Gain on Extinguishment of Debt" of $3,189,000 and $808,000 as the result of forgiveness of Bank Group Debt (see Note
10).


4.  RELATED-PARTY TRANSACTIONS

     Certain shareholders owning or controlling approximately 17% of the stock of the Company at July 31, 1998, own approximately 67% of the outstanding stock of Williams Enterprises of Georgia, Inc. Billings to this entity and its affiliates were approximately $1,530,000 and $1,205,000 for the years ended July 31, 1998 and 1997. Billings to this entity and its affiliates were not significant for the year ended July 31, 1996. Notes payable to this entity amounted to $48,000 and $100,000 at July 31, 1998 and 1997.

     Certain shareholders owning or controlling approximately 17% of the stock of the Company at July 31, 1998, own 100% of the stock of the Williams and Beasley Company. Net billings from this entity during the years ended July 31, 1998 and 1997 were approximately $181,000 and $436,000, respectively. Billings from this entity were not significant for the year ended July 31, 1996.

     A shareholder owning or controlling approximately 17% of the stock of the Company at July 31, 1998, serves on the board of directors of Concrete Structures, Inc. (CSI), a former subsidiary of the Company, which filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code on July 22, 1998. During the years ended July 31, 1998, 1997, and 1996, billings to this entity by the Company were $154,000, $617,000, and $65,000. At July 31, 1998 approximately $305,000 was unpaid from CSI, against which the Company has provided a reserve for the portion which it believes is at risk of not being received. In addition, at July 31, 1998, CSI was indebted to the Company for approximately $240,000 on a note secured by the assets of CSI. CSI is in default on this note, however this default has not caused an impact to the Company's financial position since the note was fully reserved at the time it was issued.

     During the year ended July 31, 1998, the Company borrowed
$75,000 from an officer, which was repaid. The money was used to redeem one of the Company's convertible debentures that had been issued to the FDIC.

     Amounts owing to, or on account of, current and former directors of the Company amounted to $236,350 and $297,704 at July 31, 1998 and 1997.


5.  CONTRACTS IN PROCESS

     Comparative information with respect to contracts in process consisted of the following at July 31:

                                        1998           1997
                                    -------------  -------------
Expenditures
  on uncompleted contracts          $ 15,255,899   $ 21,670,677

Estimated earnings                     4,258,377      7,984,347
                                    -------------  -------------
                                      19,514,276     29,655,024
Less: Billings                       (20,733,419)   (31,782,286)
                                    -------------  -------------
                                    $ (1,219,143)  $ (2,127,262)
                                    =============  =============
Included in the accompanying
  balance sheet
  under the following captions:
Costs and estimated earnings in
  excess of billings on
  uncompleted contracts             $    665,926   $    845,325
Billings in excess of costs and
  estimated earnings on
  uncompleted contracts               (1,885,069)    (2,972,587)
                                    -------------  -------------
                                    $ (1,219,143)  $ (2,127,262)
                                    =============  =============

     Billings are based on specific contract terms that are negotiated on an individual contract basis and may provide for billings on a unit price, percentage of completion or milestone basis.


6.  PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at July 31:

                          1998                      1997
                          ----                      ----
                             Accumulated              Accumulated
                     Cost    Depreciation      Cost   Depreciation
                 -----------  ----------   -----------  ----------
Land and
  buildings      $ 4,803,663  $1,562,604   $ 6,320,073  $2,052,366
Automotive
  equipment        1,974,331   1,357,120     1,585,188   1,140,321
Cranes and heavy
  equipment        9,435,468   4,605,789     9,312,084   4,469,639
Tools and
  equipment          809,462     693,357       798,024     658,399
Office furniture
  and fixtures       486,921     388,440       422,834     356,001
Leased property
  under capital
  leases             740,000     271,368       740,000     197,368
Leasehold
  improvements       816,641     476,665       895,195     513,061
                  ----------  ----------   -----------  ----------
                 $19,066,486  $9,355,343   $20,073,398  $9,387,155
                 ===========  ==========   ===========  ==========


7.  NOTES AND LOANS PAYABLE

     Notes and loans payable consisted of the following at July
31:
                                            1998          1997
                                        -----------   -----------
Collateralized:

Loan payable to CIT/Credit
  Finance; collateralized by
  inventory, equipment and real
  estate; interest at prime
  + 2.5% (11.0% as of 7/31/98 and
  7/31/97) due 3/31/2000                 $2,053,384    $1,909,274

Loans payable to NationsBank;
  collateralized by real estate
  and certain other collateral not
  granted to CIT; interest at
  11.0% fixed; due 4/30/1998                   -        2,492,497

Loans payable to Franklin National
  Bank; collateralized by real
  estate and certain other
  collateral not granted to CIT;
  interest at 9.5% fixed; due
  4/30/2003                                 894,034          -

Obligations under capital leases;
  collateralized by leased property;
  interest from 10.2% to 13.4% for 1998
  and 8.0% to 11.0% for 1997
  payable in varying monthly or
  quarterly installments                    408,682       409,174

Installment obligations; collateralized
  by machinery and equipment or real
  estate; interest from 2.9% to 15.2%
  for 1998 and 7.9% to 18.0% for 1997;
  payable in varying monthly installments
  of principal and interest through 2008. 4,449,545     4,578,959

Industrial Revenue Bond; collateralized
  by a letter of credit which in turn
  is collateralized by real estate;
  principal payable in varying monthly
  installments through 2007;
  variable interest based on
  third party calculations.               1,265,000     1,540,000


Unsecured:

NationsBank/FDIC (Bank Group):
  Convertible debentures;
  interest at prime plus 2.5%;
  principal payable on February 1,
  2001; convertible to 20% of the
  Company's outstanding and committed
  stock after issuance.                        -          500,000

FDIC:  Convertible
  debenture; non-interest bearing;
  principal payable on
  August 1, 1998;
  convertible to 110,294
  common shares                                -           75,000

First Tennessee: Convertible
  subordinated debenture;
  interest at 10% to prime plus 1.5%;
  convertible to common stock of
  the Company at the ratio of
  $1.43 per common share.                      -          100,000

Lines of credit, interest
  at 5.0% to 10.0% for 1998 and
  prime to prime plus
  1.0% to 13.5% for 1997                    136,444       271,269

Installment obligations with
  interest from 6.0% to 10.0% for
  1998 and 7.3% to 13.5% for 1997;
  due in varying monthly
  installments of principal and
  interest through 2005.                  1,097,648       761,883
                                        -----------   -----------
Total Notes Payable                     $10,304,737   $12,638,056
Notes Payable - Long Term                (8,357,119)   (7,356,813)
                                        -----------   -----------
Current Portion                         $ 1,947,618   $ 5,281,243
                                        ===========   ===========

     Contractual maturities of the above obligations at July 31, 1998 are as follows:

Year Ended July 31:                 Amount
-------------------              -----------
      1999                       $ 1,947,618
      2000                         2,662,456
      2001                         1,252,101
      2002                           720,340
      2003                         1,510,419
      2004 and after               2,211,803
                                 -----------

      TOTAL                      $10,304,737
                                 ===========

     See Note 10 for additional information concerning the obligations payable to The CIT Group/Credit Finance, Inc. (CIT), installment obligations collateralized by real estate and the
Industrial Revenue Bond.   As of July 31, 1998, the fair value of
the long term debt carried at $8,357,119 was estimated to be approximately $8,100,000. The fair value of the Company's long term debt is based on management's estimate of current interest rates on similar debt with remaining maturities. At July 31, 1997, the carrying amounts reported above for notes and loans payable approximate their fair value based upon interest rates for debt currently available with similar terms and remaining maturities.

     At July 31, 1998 the Company was in compliance with all restrictive covenants contained in the CIT credit facility, the Franklin National Bank real estate loan and the Wachovia Bank reimbursement agreement for the Industrial Revenue Bond. Under the most restrictive of these covenants, the Company was required to (1) maintain a minimum net worth of $1.0 million at all times
(2) maintain a current ratio greater than 1.0 at all times (3) maintain a fixed charge ratio, as defined, of 1.2X and 1.0X as of July 31, 1998 and 1997 (4) maintain a debt to tangible net worth of not greater 6.5:1, declining on a graduated scale to 3:1 at July 31, 2000. Covenants also limit cash capital expenditures to $100,000 per year and do not allow for payment of cash dividends to shareholders.


8.  INCOME TAXES

     The provision for income taxes for the year ended July 31, 1996 represents primarily a current state income tax provision related to states where the Company cannot file a consolidated or combined return.

     As a result of tax losses incurred in prior years, the Company at July 31, 1998 has tax loss carryforwards amounting to approximately $14 million. Under SFAS No. 109, the Company is required to recognize the value of these tax loss carryforwards if it is more likely than not that they will be realized by reducing the amount of income taxes payable in future income tax returns. This in turn depends on projections of the Company's profitability in future years during the carryforward period. As a result of the completion of the restructuring of the Company's Bank Group debt during 1997 and the return to profitable operations of the Company's ongoing businesses during the past three years, the Company expects to report profits for income tax purposes in the future. As a consequence, the Company recognized a $0.9 million and $2.2 million portion of the benefit available from its tax loss carryforwards during the years ended July 31, 1998 and 1997, respectively.

     Realization of this asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

     The differences between the tax provision calculated at the statutory federal income tax rate and the actual tax provision for each year are shown in the table directly below.

                           1998          1997            1996
                        ----------   ------------    -----------
Tax at statutory
  federal rate          $ 473,500    $   429,600     $  733,000
State income taxes         83,500         75,800        129,000
Change in valuation
  reserve                (900,000)    (2,221,400)      (799,500)
                        ----------   ------------    -----------
Actual income tax
  (benefit) provision   $(343,000)   $(1,716,000)    $   62,500
                        ==========   ============    ===========

     The primary components of temporary differences which give rise to the Company's net deferred tax asset are shown in the following table.

As of July 31:                            1998           1997
                                     ------------   ------------
Deferred tax assets:
  Reserves & other nondeductible
accruals                             $   510,120    $   883,700
  Net operating loss & capital
    loss carryforwards                 5,180,000      6,618,100
Valuation reserve                     (2,538,120)    (5,175,000)
                                     ------------   ------------
Total deferred tax assets              3,152,000      2,326,800
                                     ------------   ------------
Deferred tax liability:
Property and equipment                  (623,600)    (   37,600)
Inventories                             (288,400)    (  489,200)
                                     ------------   ------------
Total deferred tax liability            (912,000)    (  526,800)
                                     ------------   ------------
Net deferred tax asset               $ 2,240,000    $ 1,800,000
                                     ============   ============


9.  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     Investments in unconsolidated affiliates consisted of the
following at July 31:
                                         1998            1997
                                     ----------      ----------
Investment valued using the
  Equity Method
  S.I.P., Inc. of Delaware
    (42.5% owned)                     $ 979,769      $  960,269
Investment valued using the
  Cost Method
  Atlas Machine and Iron Works,
    Inc.(36.6% owned)                      -            810,671
                                     ----------      ----------
                                      $ 979,769      $1,770,940
                                     ==========      ==========

     Atlas Machine and Iron Works, filed a voluntary bankruptcy petition in December 1996. In the year ended July 31, 1997, the Company reduced the value of its investment in Atlas by $200,000 due to the bankruptcy filing. In the second quarter of the year ended July 31, 1998, the Company wrote off the remaining value of approximately $800,000 because of the liquidation of Atlas' assets by its secured creditors. These amounts are included in "Equity in (loss) earnings of unconsolidated affiliates" in the accompanying Consolidated Statements of Earnings.


10.  BUSINESS CONDITIONS AND DEBT RESTRUCTURING

     From the early 1990s through the year ended July 31, 1998, Williams Industries, Inc. underwent massive downsizing and debt restructuring. Included in these events were:

Bank Group Debt

     The restructuring of the Bank Group Debt was concluded as of March 31, 1997 with the execution of agreements between the Company, representatives of the Company's Bank Group, and CIT. Funding of the transactions occurred on April 2, 1997. The following is a summary of the transactions which enabled the closing to occur:

     CIT: The Company entered into a Loan and Security Agreement with CIT for a credit facility of approximately $3 million. This loan requires monthly principal payments as well as interest at prime plus 2.5%. Payments began on May 1, 1997 and are due on the first of each month. The loan has a three year term. This loan is secured by the Company's equipment and receivables as well as subordinate deeds of trust on the Company's real estate.

     At closing, the Company received an advance of $2.5 million from the CIT credit facility. These funds, in addition to funds already paid to the Bank Group, were used to pay the balance of Bank Group Debt and other outstanding past due obligations of the Company. As of July 31, 1998, approximately $2.1 million was due on the CIT credit facility.

     NationsBank/FDIC: The restructuring of the Bank Group Debt was concluded and all related debt forgiveness granted. The debt forgiveness is reflected in the Company's consolidated financial statements for the year ended July 31, 1997 as "Gain On Extinguishment of Debt". In connection with the debt forgiveness, the Company issued $500,000 of convertible debentures. All debentures issued as a result of this transaction were redeemed or converted during the year ended July 31, 1998.

     NationsBank: In the final restructuring of the Bank Group Debt, the Bank Group and Real Estate loans were combined and the combined balance was reduced to $2.5 million as of March 31, 1997. The combined loan was secured by first deeds of trust on all the Company's real property (with the exception of the Richmond facility encumbered by the Industrial Revenue Bond), and by certain other collateral not granted to CIT to secure the Company's new loan. The combined loan had a fixed interest rate of 11% per annum, and required payments based on a 20 year amortization. The combined loan was refinanced with Franklin National Bank on April 30, 1998.

     Pribyla: In order to obtain the CIT loan, the Company was required to reach agreement on several outstanding legal issues. Most of the necessary settlements occurred in the first and second quarter of the year ended July 31, 1997, but a settlement with Mrs. Karen Pribyla and the estate of Mr. Eugene Pribyla, regarding claims for excess medical expenses, coincided with the Bank Group closing. Under the Company's settlement with Pribyla, the Company issued a promissory note in the face amount of $744,000 which does not bear interest but allows a prepayment discount at a 10% annual rate. This note is secured by subordinate deeds of trust on the
Prince William County, Virginia real estate.   The Company also paid
$205,000 in cash and issued 215,000 shares of the Company's common stock in the settlement. The Company has recorded this note at its present value considering the effects of the pre-payment clause.

Real Estate Loan

     On April 30, 1998, the Company closed a transaction regarding its loan from NationsBank with the assignment and modification of the balance to Franklin National Bank of Washington, DC. The transaction resulted in the interest rate being reduced from a fixed interest rate of 11% to 9.5%, with monthly payments calculated on a fifteen year amortization and a balloon payment due and payable on April 30, 2003. As of July 31, 1998, the balance of the loan was approximately $894,000.

Industrial Revenue Bond

     In the year ended July 31, 1998, the Company entered into a First Amendment to Reimbursement Agreement with Wachovia Bank (formerly Central Fidelity National Bank) for a three-year renewal of the Letter of Credit backing the Industrial Revenue Bond (IRB) secured by the Company's Richmond manufacturing facility. All obligations under the IRB are current and the Company is in compliance with the covenants contained in the agreement. As of July 31, 1998, the outstanding balance was approximately $1.27 million. Principal payments are due in increasing amounts through maturity. A portion of the secured property is leased to a non-affiliated third party.


11.  DISPOSITION OF ASSETS

     In January 1998, the Company sold its 2.25 acre headquarters property in Fairfax County, Virginia to a non-affiliated third party for $1,430,000. The Company also entered into a lease for several buildings on the property. The transaction resulted in a gain of approximately $560,000,of which $254,000 is included in "Other Income" in the Consolidated Statements of Earnings for the year ended July 31, 1998. While $560,000 of gain was recognized in the financial statements for the quarter ended January 31, 1998, the Company subsequently determined in accordance with SFAS 98, "Accounting for Leases/Sale-Leaseback Transactions Involving Real Estate," that at January 31, 1998 and July 31, 1998, $360,000 and $306,000, respectively, should be deferred. The deferred amount is being recognized over the remaining lease term.

     In June 1998, the Company sold its one acre property in Baltimore, Maryland to a non-affiliated third party for $135,000. The transaction resulted in a gain of approximately $98,000 which is also included in "Other Income" in the Consolidated Statement of Earnings for the year ended July 31, 1998.

     For the years ended July 31, 1998 and 1997, the Company sold several large pieces of equipment in order to modernize its fleet and pay off debt. Net gain of approximately $224,000 and $540,000, respectively, was recognized. The gain from these transactions is included in "Revenue: Construction" in the Consolidated Statement of Earnings.

     During the year ended July 31, 1997 the Company sold an office building on the Richmond property which was part of the real estate encumbered by the IRB. The proceeds from this $210,000 sale were used to pay obligations related to the IRB.

     Also during the year ended July 31, 1997, the Company's subsidiary, John F. Beasley Construction Company, which was liquidating its assets under Chapter 11 of the Bankruptcy Code, sold its remaining two acres in Dallas, Texas and its two acre parcel in Muskogee, Oklahoma, to an unaffiliated third party for $90,000. The sales were approved by the U.S. Bankruptcy Court and produced a loss of approximately $4,000.

     In the year ended July 31, 1996, the Company sold:

  (1) Six acres owned by the John F. Beasley Construction Company in Dallas, Texas, together with certain other assets, to an investment group owned by Frank E. Williams, Jr., and John M. Bosworth. Mr. Williams, Jr. is a current director and former officer of the Company and the former chairman of Beasley. Mr. Bosworth is the former President of the Beasley Building Division. Two acres owned by Beasley in Dallas, Texas, were sold to a
neighboring property owner not affiliated with the Company.   The
sales prices were approved by the Bankruptcy Court. A provision for the loss of approximately $260,000 from the sale of these assets was recorded during the year ended July 31, 1995.

  (2) Approximately 5.5 acres of its property in Bedford, Virginia to a non-affiliated party for $50,000.

  (3) Some of its real estate in Prince William County, Virginia, for $2.6 million. The sale resulted in a net gain of approximately $2.2 million, included in "Other Income" in the Consolidated Statement of Earnings for the Year Ended July 31,
1996.

  (4) Miscellaneous small tools and consumables owned by Williams Enterprises to a non-affiliated buyer for approximately $75,000.
The proceeds were used to pay Bank Group debt.

  (5)  A crane for approximately $150,000.


12.  COMMON STOCK OPTIONS

     Until November 1996, the Company had an Incentive Stock Option Plan (1990 Plan) which provided that key employees could be awarded incentive stock options. On October 20, 1990, the Company granted 33,000 Incentive Stock Options to key employees at the fair market value of $5.75 per share. None of the options were exercised within the five year limitation of the grant and all expired during the year ended July 31, 1996.

     At the November 1996 annual meeting, the shareholders approved the establishment of a new Incentive Stock Option Plan (1996 Plan) to provide an incentive for maximum effort in the successful operation of the Company and its subsidiaries by their officers and key employees and to encourage ownership of the common shares of the Company by those persons. Under the 1996 Plan, 200,000 shares were reserved for issue.

     In May, 1998, the Company's Board of Directors authorized options for 12,000 shares of stock to subsidiary management under the Company's 1996 Plan and 12,000 shares of non-incentive stock options to the non-management members of the Company's Board of Directors.

     The stock option exercise prices were at quoted market value to 110% of quoted market value on the date of the grant. Since the Company accounts for its options under the intrinsic method of APB No. 25, no compensation expense has been recognized for the incentive stock option grants. Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at grant dates for awards under those plans, consistent with the method of accounting under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net earnings and earnings per share would have been:

                              1998          1997          1996
                           ----------    ----------    ----------
Net earnings
     As reported           $1,847,740    $6,171,512    $2,960,847
     Pro forma              1,823,980     6,171,512     2,960,847

Earnings per share - Basic
     As reported              $ 0.57        $2.33         $1.15
     Pro forma                  0.57         2.33          1.15

     The weighted average exercise price and weighted average fair value for options granted during the year ended July 31, 1998, for stock options where exercise price was less than, equal to, or exceed the market price of the Company's stock were as follows:

                                              Weighted   Weighted
                                               Average    Average
                                              Exercise     Fair
                                                Price     Value
                                              --------   --------
Exercise Price is less than market price          -          -
Exercise Price is equal to market price         $4.25      $3.22
Exercise price is greater than market price      4.68       3.54

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

     Year ended July 31,                      1998
                                           ----------
     Dividend yield                            0.0%
     Volatility rate                          53.0%
     Discount rate                             5.6%
     Expected term (years)                      5

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.
Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Stock option activity and price information follows:

                                                        Weighted
                                                         Average
                                            Number      Exercise
                                          of shares       Price
                                          ---------     --------
Shares under option, August 1, 1995         33,000        $5.75
     Granted                                  -             -
     Exercised                                -             -
     Forfeited                              33,000         5.75
                                            ------
Shares under option, July 31, 1996            -             -
     Granted                                  -             -
     Exercised                                -             -
     Forfeited                                -             -
                                            ------
Shares under option, July 31, 1997            -             -
     Granted                                24,000         4.30
     Exercised                                -             -
     Forfeited                                -             -
                                            ------
Shares under option, July 31, 1998          24,000         4.30
                                            ======
Options exercisable, July 31, 1998          24,000         4.30
                                            ======

13.  SEGMENT INFORMATION

     Information about the Company's operations in different industries for the years ended July 31, is as follows:

                             1998          1997          1996
                          ------------  ------------  ------------
Revenue:
  Construction            $19,772,679   $24,068,633   $18,121,379
  Manufacturing            10,271,987    11,203,684    10,287,072
  Other revenue               783,765       945,186       963,611
                          ------------  ------------  ------------
                           30,828,431    36,217,503    29,372,062
Inter-company revenue:
  Construction             (1,857,974)   (1,681,157)   (1,989,845)
  Manufacturing               (66,298)     (227,827)    ( 224,705)
                          ------------  ------------  ------------
  Total Revenue           $28,904,159   $34,308,519   $27,157,512
                          ============  ============  ============
Operating profits (Loss):
  Construction              2,341,387   $ 2,364,087   $ 1,682,454
  Manufacturing                75,398       (58,758)      120,788
                          ------------  ------------  ------------
Consolidated
  Operating Profits         2,416,785     2,305,329     1,803,242
General corporate
  income, net                  85,359       764,932     1,863,457
Interest expense           (1,148,952)   (1,606,575)   (1,510,985)
                          ------------  ------------  ------------
Corporate earnings
  before income taxes     $ 1,353,192   $ 1,463,686   $ 2,155,714
                          ============  ============  ============
Assets:
  Construction             15,730,074  $ 15,878,023   $14,303,853
  Manufacturing             6,061,299     6,324,220     6,342,351
  General corporate         7,321,822     9,287,476     7,365,548
                          ------------  ------------  ------------
  Total Assets            $29,113,195   $31,489,719   $28,011,752
                          ============  ============  ============
Capital expenditures:
  Construction            $   895,905   $ 2,402,672   $ 2,880,325
  Manufacturing               424,668       314,083       113,651
  General corporate            68,774        26,570        21,295
                          ------------  ------------  ------------
  Total
  Capital expenditures    $ 1,389,347   $ 2,743,325   $ 3,015,271
                          ============  ============  ============
Depreciation and
    Amortization:
  Construction            $   923,501   $   774,559   $   660,250
  Manufacturing               161,347       132,548       137,922
  General corporate           136,611       172,575       186,490
                          ------------  ------------  ------------
  Total Depreciation
    and Amortization      $ 1,221,459   $ 1,079,682   $   984,662
                          ============  ============  ============

     The Company and its subsidiaries operate principally in two segments within the construction industry; construction and manufacturing. Operations in the construction segment involve structural steel erection, installation of steel and other metal products, installation of precast and prestressed concrete products, and the leasing and sale of heavy construction equipment. Operations in the manufacturing segment involve fabrication of steel plate girders, rolled beams, and light structural metal products.

     Operating profit is total revenue less operating expenses.
In computing operating profit (loss), the following items have not been added or deducted: general corporate expenses, interest expense, income taxes, equity in the earnings (loss) of unconsolidated affiliates and minority interests.

     Identifiable assets by segment are those assets that are used in the Company's operations in each segment. General corporate assets include investments, some real estate, and other assets not allocated to segments.

     The majority of revenues have historically been derived from projects on which the Company is a subcontractor of a material supplier, other contractor or subcontractor. Where the Company acts as a subcontractor, it is invited to bid by the firm seeking construction services or materials; therefore, continuing favorable business relations with those firms that frequently bid on and obtain contracts requiring such services or materials are important to the Company. Over a period of years, the Company has established such relationships with a number of companies. During the years ended July 31, 1997, and 1996, no single customer accounted for more than 10% of consolidated revenue; however, during the year ended July 31, 1998, one single customer accounted for 10.4% of consolidated revenue and 13.4% of the construction revenue.


14.  EMPLOYEE BENEFIT PLAN

     The Company has a defined contribution retirement savings plan covering substantially all employees. The Plan provides for optional Company contributions as a fixed percentage of salaries. Effective January 1, 1998, the Company began contributing 2% of each eligible employee's salary.


15.  COMMITMENTS AND CONTINGENCIES

Industrial Revenue Bond

     On September 1, 1997, the Company entered into a First Amendment to Reimbursement Agreement with Wachovia Bank (formerly Central Fidelity National Bank) for a three-year renewal for the Letter of Credit backing the Industrial Revenue Bond issue on the Company's Richmond manufacturing facility. All obligations under the IRB are current and the Company is in compliance with the covenants contained in the agreement. As of July 31, 1998, the debt was approximately $1.27 million and it is secured by the real estate in the City of Richmond. Principal payments are due in increasing amounts through 2007. A portion of the property covered by the Industrial Revenue Bond is leased to a non-affiliated third party.

Precision Components Corp.

     The suit by Industrial Alloy Fabricators, Inc. and Precision Components Corp. against the Company and IAF Transfer Corporation, sought $300,000 plus interest and fees arising from a product liability claim against the Company. The Company received a favorable decision in this case, and judgment in favor of the Company was entered on March 4, 1998 by the Circuit Court for the City of Richmond. The plaintiffs have perfected an appeal to the Virginia Supreme Court, which the Court accepted on September 21, 1998. It is expected the case will be argued early in 1999. Management believes that the ultimate outcome of this matter will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

General

     The Company is party to various other claims arising in the ordinary course of its business. Generally, claims exposure in the construction services industry consists of workers compensation, personal injury, products' liability and property damage. The Company believes that its insurance accruals, coupled with its liability coverage, is adequate coverage for such claims.


Falls Church Property

     At the time of the sale of the Falls Church, Virginia property, January 28, 1998, the Company entered into a lease-back arrangement for three buildings in the complex. Maximum future lease payments for the Falls Church property are approximately $132,000, $135,000, and $92,000 for the years ending July 31,
1999, 2000, and 2001, respectively. The agreement provides that the landlord may cancel with six months notice to the Company.

Leases

     The Company leases certain property, plant and equipment under operating lease arrangements that expire at various dates
though 2011.   Lease expenses approximated $580,000, $278,000, and
$90,300 for the years ended July 31, 1998, 1997, and 1996,
respectively. At July 31, 1998, future minimum lease commitments required under non-cancelable leases were as follows:

Year Ending July 31:                         Amount
-------------------                       ----------
     1999                                   $742,000
     2000                                    744,000
     2001                                    654,000
     2002                                    529,000
     2003                                    529,000
     Thereafter                           $1,628,000

16.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     During the years ended July 31, 1998, 1997 and 1996, the Company entered into several financing agreements by issuance of notes payable to acquire assets with a cost of $442,000, $1,882,000 and $2,091,000, respectively. These amounts are not included in the accompanying Consolidated Statements of Cash Flows because the proceeds went directly to the seller of the assets.

     During the years ended July 31, 1998, 1997 and 1996, the
Company issued stock bonuses in lieu of cash bonuses to certain officers. The number of shares issued for this purpose were 36,363, 22,000, and 35,000 respectively.

     During the year ended July 31, 1998, the Company redeemed two convertible debentures with a carrying value of $165,000. Also, the Company issued 690,697 shares upon conversion of two convertible debentures with a carrying value of $510,000. During the year ended July 31, 1997 the Company issued 215,000 shares in connection with the Pribyla settlement that had a carrying value of approximately $316,000.


Cash paid during
  the year ended July 31:   1998           1997          1996
  for:                   ----------     ----------    ----------
    Income taxes         $   45,800     $   72,000    $   16,500
                         ----------     ----------    ----------
    Interest             $1,123,982     $1,268,683    $1,062,171
                         ----------     ----------    ----------

17.  SUBSEQUENT EVENTS

     Subsequent to July 31, 1998, the Company received a commitment from The CIT Group/Credit Finance, Inc. to extend the maturity on its loan to March 31, 2001. Formal documentation of this commitment is in process.

     In addition, the Company agreed to sell approximately four acres of its Bedford, Virginia property to a non-affiliated third party for $40,000.


18.     EARNINGS PER SHARE

     In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" (EPS) which simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15 and makes them comparable to international EPS standards. The Statement is effective for financial statements issued for periods ending after December 15, 1997. The Company adopted this statement during the year ended July 31, 1998. The 1997 and 1996 earnings per share are restated to conform to the new presentation.

     Year ended July 31,          1998        1997        1996
                                 -----       -----       -----
     EPS-basic                   $0.57       $2.33       $1.15
     EPS-diluted                  0.52        2.13        1.12

The following is a reconciliation of the amounts used in calculating the basic and diluted earnings per share:

                                   1998        1997        1996
                                ---------   ---------   ---------
Earnings (Numerator)
 Net earnings - basic          $1,847,740  $6,171,512  $2,960,847
 Interest expense
    on convertible debentures      76,683     269,669        -
                                ---------   ---------   ---------
 Net earnings - diluted        $1,924,423  $6,441,181  $2,960,847
                                =========   =========   =========
Shares (Denominator)
 Weighted average shares
  outstanding - basic           3,214,117   2,649,872   2,565,725
 Effect of dilutive securities:
  Options                             410        -          7,792
  Convertible debentures          486,733     378,717      69,930
                                ---------   ---------   ---------
Weighted average shares
    outstanding - diluted       3,701,260   3,028,589   2,643,447
                                =========   =========   =========



Williams Industries, Inc.

Schedule II - Valuation and Qualifying Accounts
Years Ended July 31, 1998, 1997 and 1996

Column A          Column B       Column C            Column D       Column E
--------          --------   -------------------     ---------      ---------
                                  Additions
                             -------------------
                                        Charged
                Balance at  Charged to  to Other                   Balance
                 Beginning   Costs and  Accounts-   Deductions-    at End of
Description      of Period   Expenses   Describe    Describe        Period
July 31, 1998:
  Allowance for
    doubtful
    accounts     $  758,141 $  1,017  $757,597(3)  $  (16,889)(1)  $1,211,128
                                                     (288,738)(2)

July 31, 1997:
  Allowance for
    doubtful
    accounts        953,921   60,246   293,000(3)   (212,867)(1)      758,141
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

                             WILLIAMS INDUSTRIES, INCORPORATED

October 14, 1998                /s/  Frank E. Williams, III
                                Frank E. Williams, III
                                President, Chairman of the
                                Board
                                Chief Financial Officer