Form 10-Q/A
period 1998-01-31
WILLIAMS INDUSTRIES INC
filed 1998-12-08
CIK 107294

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

                        Introductory Note.

     This Amendment on Form 10-Q/A amends the Registrant's Quarterly report on Form 10-Q, as filed on March 13, 1998, and is being filed to reflect the restatement of the Registrant's condensed consolidated financial statements (the "Restatement"). The Restatement reflects a reduction of earnings to defer a portion of the gain recognized on the sale of property to a non-affiliated third party. In connection with the sale, a portion of the property was leased back by the Registrant. The Company's Form 10-K for the year ended July 31, 1998, reflects the restatement, and its Form 10-
Q for the quarter ended April 30, 1998, has also been amended to reflect the Restatement.

               WILLIAMS INDUSTRIES, INCORPORATED
             CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Unaudited)
                                         January 31,    July 31,
                                            1998          1997
                                       (As Restated
                                      - See Note 14)
                 ASSETS

Cash and cash equivalents                 1,289,030    1,867,144
Restricted Cash                              13,619      252,412
Accounts and notes receivable             8,953,765   10,322,033
Inventories                               2,234,699    2,727,814
Costs and estimated earnings in
  excess of billings on
  uncompleted contracts                   1,054,248      845,325
Investments in unconsolidated affiliates    936,369    1,770,940
Property and equipment, net of
  accumulated depreciation and
  amortization of $8,952,708
  and $9,387,155                          9,723,267   10,686,243
Prepaid expenses and other assets         1,900,819    1,217,808
Deferred income taxes                     1,793,000    1,800,000

TOTAL ASSETS                             27,898,816   31,489,719

              LIABILITIES

Notes payable                            10,953,726   12,638,056
Accounts payable                          3,722,204    4,842,837
Accrued compensation, payroll taxes
  and amounts withheld from employees       432,562      694,634
Billings in excess of costs and
  estimated earnings on uncompleted
  contracts                               2,218,792    2,972,587
Other accrued expenses                    3,889,554    3,531,599
Income taxes payable                        152,000      108,000

    Total Liabilities                    21,368,838   24,787,713

Minority Interests                          186,311      170,237

STOCKHOLDERS' EQUITY

Common stock - $0.10 par value,
  10,000,000 shares authorized:
  2,917,835 and 2,839,756 shares
  issued and outstanding                    291,784      283,976
Additional paid-in capital               15,848,086   15,705,430
Retained deficit                         (9,796,203)  (9,457,637)

    Total stockholders' equity
      (deficiency in assets)              6,343,667    6,531,769

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIENCY IN ASSETS)          27,898,816   31,489,719

         See notes to condensed consolidated financial statements.

               WILLIAMS INDUSTRIES, INCORPORATED
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited)
                       Three Months Ended      Six Months Ended
                           January 31,              January
31,
                       1998        1997        1998        1997
                  (As Restated            (As Restated
                 - See Note 14)          - See Note 14)
REVENUE
  Construction       3,353,201   5,578,513   7,041,071
10,953,017
  Manufacturing      2,060,127   2,504,730   4,926,093
4,875,818
  Other                219,053     188,106     449,167
847,664
    Total Revenue    5,632,381   8,271,349  12,416,331
16,676,499

DIRECT COSTS
  Construction       2,152,236   3,522,141   4,107,818
6,918,292
  Manufacturing      1,679,297   1,648,964   3,940,641
3,308,304
    Total Direct
      Costs          3,831,533   5,171,105   8,048,459
10,226,596

GROSS PROFIT         1,800,848   3,100,244   4,367,872
6,449,903

OTHER INCOME           204,056      60,065     204,056
60,065

EXPENSES
  Overhead             746,803     923,894   1,471,002
1,704,275
  General and
    Administrative   1,160,565   1,382,457   2,146,739
3,126,105
  Depreciation         304,556     249,161     611,056
502,829
  Interest             285,476     353,346     620,852
716,317
    Total Expenses   2,497,400   2,908,858   4,849,649
6,049,526

(LOSS) PROFIT BEFORE
INCOME TAXES, EQUITY
EARNINGS AND MINORITY
  INTERESTS           (492,496)    251,451    (277,721)
460,442

INCOME TAX (BENEFIT)
  PROVISION            (19,000)     30,800      59,400      68,000

(LOSS) PROFIT BEFORE EQUITY
IN EARNINGS AND
  MINORITY
  INTERESTS           (473,496)     220,651   (337,121)
392,442

  Equity in (loss)
    earnings of
    unconsolidated
    affiliates        (799,971)      (6,040)  (789,871)      5,310
  Minority interest
    in income of
    consolidated
    subsidiaries       (11,155)     (13,690)   (20,574)
(28,584)

(LOSS) PROFIT BEFORE
EXTRAORDINARY ITEM  (1,284,622)     200,921 (1,147,566)
369,168

EXTRAORDINARY ITEM
  Gain on
    extinguishment
    of debt            809,000         -       809,000        -

NET (LOSS) PROFIT     (475,622)     200,921   (338,566)
369,168

(LOSS) PROFIT PER
COMMON SHARE-BASIC
  (Loss) Profit before
  extraordinary item     (0.44)       0.08       (0.40)
0.14
  Extraordinary item      0.28         -          0.28         -
PROFIT PER COMMON
  SHARE-BASIC            (0.16)       0.08       (0.12)
0.14
PROFIT PER COMMON SHARE-
  ASSUMING DILUTION
  (Loss) Profit before
  extraordinary item     (0.44)       0.08       (0.40)
0.14
  Extraordinary item      0.28         -          0.28         -
PROFIT PER COMMON SHARE-
  ASSUMING DILUTION      (0.16)       0.08       (0.12)
0.14
         See notes to condensed consolidated financial statements.

                WILLIAMS INDUSTRIES, INCORPORATED
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                           Six Months Ended
                                      January 31,     January 31,
                                         1998            1997
                                      (As Restated
                                     - See Note 14)
                                                     <C<
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) profit                        (338,566)      369,168
Adjustments to reconcile net cash
  used in operating activities:
    Depreciation and amortization         611,056       502,829
    Gain on extinguishment of debt       (809,000)         -
    Gain on disposal of property,
      plant and equipment                (777,045)      (50,998)
    Minority interests in earnings         20,574        28,584
    Equity in earnings (loss) of
      unconsolidated affiliates           789,871        (5,310)
Changes in assets and liabilities:
    Decrease in accounts and notes
      receivable                        1,368,268       818,282
    Decrease (increase) in inventories    493,115      (401,589)
    Increase in costs and estimated
      earnings related to billings
      on uncompleted contracts (net)     (962,718)     (109,705)
    Increase in prepaid expenses and
      other assets                       (683,011)     (468,376)
    Decrease in deferred income taxes       7,000          -
    Decrease in accounts payable         (417,774)   (1,088,443)
    Decrease in accrued compensation,
      payroll taxes, and amounts
      withheld from employees            (262,072)     (130,726)
    Increase in other
      accrued expenses                    357,955       467,123
    Increase in income taxes payable       44,000         6,585
NET CASH USED IN OPERATING ACTIVITIES    (558,347)      (62,576)

CASH FLOWS FROM INVESTING ACTIVITIES
    Expenditures for property,
      plant and equipment                (386,002)     (718,356)
    Proceeds from sale of property,
      plant and equipment               1,859,159       231,000
    Decrease in restricted cash           238,793          -
    Minority interest dividends            (4,500)       (6,889)
    Dividends from unconsolidated
      affiliate                            44,700        50,288
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                  1,752,150      (443,957)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from borrowings            1,457,917     1,191,578
    Repayments of notes payable        (3,280,298)     (960,996)
    Issuance of common stock               50,464        49,950

NET CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                 (1,771,917)      280,532

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                            (578,114)     (226,001)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                   1,867,144     1,300,867
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                         1,289,030     1,074,866

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
    Cash paid during the period for:
      Income taxes                          8,400        61,415
      Interest                            615,874       820,060

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


5.  GAIN ON EXTINGUISHMENT OF DEBT/ACCOUNTS PAYABLE

     During the Quarter Ended January 31, 1998, the Company recognized a "Gain on Extinguishment of Debt" in the amount of $809,000 arising from the ongoing liquidation of its subsidiary John
F. Beasley Construction Company, under the auspices of the U.S. Bankruptcy Court for the Northern District of Texas. This amount represents accounts and notes payable which will not be paid under the Chapter 11 Plan confirmed by the Court in that proceeding. The finalization of that proceeding, which is expected to occur within the current fiscal year, is not expected to have any further material impact on the Company's financial position, results of operations, or cash flows.


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

     The costs of materials and supplies are accounted for as assets for financial statement purposes. These costs are written off when incurred for Federal income tax purposes. The items are taken into account in the accompanying statements as follows:

                                   January 31,          July 31,
                                      1998                1997
                                   ----------         ----------
Equipment held for resale          $  783,950         $  761,565
Materials, structural steel, metal
  decking, and steel cable at
  lower of cost or estimated
  market value                      1,070,727          1,551,742
Supplies at lower of cost or
  estimated market value              380,022            414,507
                                   $2,234,699         $2,727,814


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


Falls Church Property

     At the time of the sale of this property, as disclosed in
Note
4 (B), the Company entered into a lease-back arrangement for three
buildings in the complex.   Maximum future lease payments for the
leased property are $131,220, $133,844, and $136,521 for the twelve months ending January 31, 1999, 2000, and 2001, and $23,208 for the two months ending March 31, 2001.

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

     At this point, the Company is evaluating the impact of adopting
SFAS 131.


11.  SUPPLEMENTAL CASH FLOW INFORMATION

     During the six months ended January 31, 1998, the Company entered into several financing agreements to acquire assets with a cost of approximately $344,000.

     Also during the six months ended January 31, 1998, First
Tennessee Equipment Finance Corporation converted a $100,000 debenture into 69,931 shares of the Company's stock.


12. EARNINGS PER SHARE

     SFAS 128 "Earnings per Share", which became effective for financial statement periods ending after December 15, 1997, requires that a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for income from continuing operations be presented for each period for which the income statement is presented. The Company had a loss before extraordinary item for the three and six months ended January 31, 1998, therefore, the after-tax amounts of interest recognized and incremental shares from the assumed conversion of convertible debentures have been excluded from the computation of diluted earnings per share, as they were anti-dilutive. Reconciliations for the three months and six months ended January 31, 1997 are presented herein.

                                    For the Three Months Ended
                                         January 31, 1997
                                Income        Shares     Per-Share
                              (Numerator)  (Denominator)   Amount
                              -----------  -------------  --------

Income before extraordinary
  item                           $200,921

Basic EPS
Income available
  to common stockholders          200,921     2,581,314     $0.08
                              -----------   ------------   -------
Effect of Dilutive Securities

Convertible debentures              2,500        69,931
                              -----------   ------------   -------
Diluted EPS
Income available to common
  stockholders + assumed
  conversions                    $203,421     2,651,245     $0.08


                                    For the Six Months Ended
                                         January 31, 1997
                                Income        Shares     Per-Share
                              (Numerator)  (Denominator)   Amount
                              -----------  -------------  --------

Income before extraordinary
  item                           $369,168

Basic EPS
Income available
  to common stockholders          369,168     2,578,665     $0.14
                              -----------   ------------   -------
Effect of Dilutive Securities

Convertible debentures              5,000        69,931
                              -----------  -------------  --------
Diluted EPS
Income available to common
  stockholders + assumed
  conversions                    $374,168     2,648,596     $0.14
                              -----------   ------------   -------

     Convertible securities at January 31, 1997 represented a $100,000 debenture to First Tennessee Equipment Finance Corporation.
This debenture, which earned interest at a rate of the greater of 10% per annum or prime plus 1.5%, was converted into 69,931 shares on the Company's common stock during the Quarter Ended 10/31/97.

     During 1997, the Company issued one convertible debenture to NationsBank and two convertible debentures to the Federal Deposit Insurance Corporation. Collectively these notes were convertible into 867,326 shares at January 31, 1998. In January 1998, the Company notified its lenders of its intent to extinguish two of these notes. In February 1998, NationsBank exercised the conversion feature of its debenture as discussed in Note 13. The FDIC did not convert its debenture into shares of common stock and was repaid the principal balance of the note plus accrued interest on March 2, 1998. As of March 9, 1998 one convertible debenture remained. The remaining debenture can be converted into 110,294 shares of common stock.


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

14.  Restatement of Gain on Sale of Real Property

     Subsequent to the issuance of the Company's January 31, 1998, unaudited financial statements, the Company's management determined that approximately $360,000 of the $560,000 gain recognized on the sale of real property, located in Fairfax County, Virginia, should have been deferred in accordance with SFAS 98, "Accounting for Leases/Sale-Leaseback Transactions Involving Real Estate," to be recognized over the remaining lease term of thirty eight months. As a result, the unaudited financial statements for the quarterly period ended January 31, 1998, have been restated from the amounts previously reported.

     A summary of the significant effects of the restatement follows:

At January 31, 1998:

                                                  As Previously
                                      Restated       Reported
                                     ----------     ----------
Other accrued expenses             $  3,889,554   $ 3,529,559

    Total Liabilities                21,368,838    21,008,843

Retained deficit                     (9,796,203)   (9,436,208)

For the three and six month periods ended January 31, 1998:

                          Quarter Ended          Six Months Ended
                        January 31, 1998         January 31, 1998
                                As Previously          As
Previously
                       Restated    Reported    Restated   Reported
                      ----------  ----------  ----------
----------
OTHER INCOME          $  204,056  $ 564,051  $   204,056  $
564,051

(LOSS) PROFIT BEFORE
INCOME TAXES, EQUITY
EARNINGS AND MINORITY
  INTERESTS             (492,496)  (132,501)    (277,721)
82,274

(LOSS) PROFIT BEFORE EQUITY
IN EARNINGS AND
  MINORITY
  INTERESTS             (473,496)  (113,501)    (377,121)
22,874

(LOSS) PROFIT BEFORE
EXTRAORDINARY ITEM    (1,284,622)  (924,627)  (1,147,566)
(787,571)

NET (LOSS) PROFIT       (475,622)  (115,627)    (338,566)
21,429

(LOSS) PER
COMMON SHARE-BASIC
  (Loss) before
  extraordinary item      (0.44)     (0.32)       (0.40)
(0.27)

(LOSS) PROFIT PER
  COMMON SHARE-BASIC      (0.16)     (0.04)       (0.12)
0.01

(LOSS) PROFIT PER COMMON
  SHARE-ASSUMING DILUTION
  (Loss) Profit before
  extraordinary item      (0.44)     (0.24)       (0.40)
(0.20)

(LOSS) PROFIT PER COMMON
  SHARE-ASSUMING DILUTION (0.16)     (0.03)       (0.12)      0.01


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

Financial Condition

     A number of unique or non-recurring transactions occurred during the second quarter of Fiscal 1998. These transactions included: The reduction of approximately $800,000 of the Company's investment in an unconsolidated affiliate, Atlas Machine and Iron Works; a $809,000 Gain on Extinguishment of Debt from the reversal of accounts payable due to a bankruptcy proceeding in a subsidiary;
a net increase of approximately $500,000 in reserves for litigation settlements; and a gain of approximately $560,000 (of which approximately $360,000 was deferred over the thirty eight month term of the Company's lease-back of a portion of the property) from the sale of the Company's real estate in Fairfax County, Virginia. Each of these transactions is described in detail in the Notes to Condensed Consolidated Financial Statements.

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

     While the Company's financial foundation is better than it has
been in years, for the three months ended January 31, 1998, the Company showed the first loss it has experienced in more than fourteen reporting periods. The Company had a net loss of $475,622 or $0.17 per share. This compares to $200,921 or $0.08 per share profit for the comparable quarter in Fiscal 1997.

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

Sale of Assets

     The Company closed on its contract with a nonaffiliated third party to sell the 2 1/4 acre headquarters property in Fairfax County for $1,430,000. The Company has entered into a lease of several buildings on the property. The transaction resulted in a gain of approximately $560,000, of which $204,000 is included in "Other Income" in the Condensed Consolidated Statements of Operations and approximately $360,000 has been deferred over the thirty eight month term of the Company's lease-back of a portion of the property.


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

1998 Quarter Compared to 1997 Quarter

     The second quarter of Fiscal 1998 was far more difficult operationally for the Company than the second quarter of Fiscal 1997. In Fiscal 1997, the Company had a number of major projects simultaneously underway and weather conditions were favorable. For the three months ended January 31, 1998, the Company had revenue of
$5,632,381, compared to $8,271,349 for the three months ended January 31, 1997. Profits before Income Taxes, Equity Earnings and
Minority Interests decreased from a profit of $251,451 in the quarter ended January 31, 1997 to a loss of $492,496 for the quarter ended January 31, 1998.

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

     On a per share, diluted basis the Company lost $0.12 during the six months ended January 31, 1998 as compared to a profit of $0.14 for the six months ended January 31, 1997. This fluctuation is attributable both to the weather-related decline in revenue and the non-recurring costs incurred in the six months of 1998 as compared to 1997. Some of these costs, however, were off-set by the gain recognized through the John F. Beasley bankruptcy proceeding.


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

                             WILLIAMS INDUSTRIES, INCORPORATED

December 8, 1998                /s/  Frank E. Williams, III
                                Frank E. Williams, III
                                President, Chairman of the
                                Board
                                Chief Financial Officer