Form 10-Q/A
period 1998-04-30
WILLIAMS INDUSTRIES INC
filed 1998-12-08
CIK 107294

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                           FORM 10-Q/A-3

    Amended Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


FOR QUARTER ENDED                            April 30, 1998

COMMISSION FILE NO.                            0-8190

                   WILLIAMS INDUSTRIES, INC.
    (Exact name of registrant as specified in its charter)

           VIRGINIA                         54-0899518
(State or other jurisdiction of           (IRS Employer
incorporation or organization)          Identification No.)

2849 MEADOW VIEW ROAD, FALLS CHURCH, VIRGINIA       22042
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


                        Introductory Note.

     This Amendment on Form 10-Q/A amends the Registrant's Quarterly report on Form 10-Q, as filed on June 8, 1998, and previously amended on June 9 and June 10, 1998, and is being filed to reflect the restatement of the Registrant's condensed consolidated financial statements (the "Restatement"). The Restatement reflects an increase of earnings to recognize a portion of the gain deferred on the sale of property to a non-affiliated third party. In connection with the sale, a portion of the property was leased back by the Registrant. The Company's Form 10-K for the year ended July 31, 1998, reflects the restatement, and its Form 10-Q for the quarter ended January 31, 1998, has also been amended to reflect the Restatement.


             WILLIAMS INDUSTRIES, INCORPORATED
           CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Unaudited)
                                          April 30,     July 31,
                                            1998          1997
                                       (As Restated
                                      - See Note 10)
                 ASSETS

Cash and cash equivalents                   855,486    1,867,144
Restricted Cash                              33,794      252,412
Accounts and notes receivable            11,651,307   10,322,033
Inventories                               2,119,417    2,727,814
Costs and estimated earnings in
  excess of billings on
  uncompleted contracts                     263,260      845,325
Investments in unconsolidated affiliates    955,769    1,770,940
Property and equipment, net of
  accumulated depreciation and
  amortization of $9,253,729
  and $9,387,155                          9,608,959   10,686,243
Prepaid expenses and other assets         1,531,544    1,217,808
Deferred income taxes                     1,670,000    1,800,000

TOTAL ASSETS                             28,689,536   31,489,719

              LIABILITIES

Notes payable                            10,958,535   12,638,056
Accounts payable                          4,369,534    4,842,837
Accrued compensation, payroll taxes
  and amounts withheld from employees       616,621      694,634
Billings in excess of costs and
  estimated earnings on uncompleted
  contracts                               2,396,731    2,972,587
Other accrued expenses                    2,779,119    3,531,599
Income taxes payable                        141,000      108,000

    Total Liabilities                    21,261,540   24,787,713

Minority Interests                          187,979      170,237

STOCKHOLDERS' EQUITY

Common stock - $0.10 par value,
  10,000,000 shares authorized:
  3,574,754 and 2,839,756 shares
  issued and outstanding                    357,476      283,976
Additional paid-in capital               16,376,958   15,705,430
Accumulated deficit                      (9,494,417)  (9,457,637)

    Total Stockholders' Equity            7,240,017    6,531,769

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                 28,689,536   31,489,719

       See notes to condensed consolidated financial statements.

              WILLIAMS INDUSTRIES, INCORPORATED
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited)
                       Three Months Ended      Nine Months Ended
                           April 30,               April 30,
                       1998        1997        1998        1997
                  (As Restated            (As Restated
                 - See Note 10)          - See Note 10)
REVENUE
  Construction       5,254,976   5,933,637  12,296,047 16,886,654
  Manufacturing      2,396,992   3,113,824   7,323,085  7,989,642
  Other                194,949     267,637     644,116  1,115,331
    Total Revenue    7,846,917   9,315,098  20,263,248 25,991,627

DIRECT COSTS
  Construction       2,962,243   3,796,929   7,070,061 10,715,221
  Manufacturing      1,534,718   2,267,868   5,475,359  5,576,172
    Total Direct
      Costs          4,496,961   6,064,797  12,545,420 16,291,393

GROSS PROFIT         3,349,956   3,250,301   7,717,828  9,700,234

OTHER INCOME            21,771      -          225,827     60,035

EXPENSES
  Overhead             767,842     783,294   2,238,844  2,487,569
  General and
    Administrative   1,580,524   1,477,101   3,727,263  4,603,206
  Depreciation         301,020     263,417     912,076    766,246
  Interest             326,387     466,110     947,239  1,182,427
    Total Expenses   2,975,773   2,989,922   7,825,422  9,039,448

PROFIT BEFORE
INCOME TAXES, EQUITY
EARNINGS AND MINORITY
  INTERESTS            395,954     260,379     118,233    720,821

INCOME TAX PROVISION
  (BENEFIT)            109,400  (1,752,000)    168,800 (1,684,000)

PROFIT (LOSS) BEFORE
EQUITY IN EARNINGS AND
  MINORITY
  INTERESTS            286,554   2,012,379     (50,567) 2,404,821

  Equity in earnings
    (loss) of
    unconsolidated
    affiliates          19,400       9,380    (770,471)    14,690
  Minority interest
    in income of
    consolidated
    subsidiaries        (4,168)    (10,079)    (24,742)   (38,663)

PROFIT (LOSS) BEFORE
EXTRAORDINARY ITEM     301,786   2,011,680    (845,780) 2,380,848

EXTRAORDINARY ITEM
  Gain on
    extinguishment
    of debt               -      3,189,000    809,000  3,189,000

NET PROFIT (LOSS)      301,786   5,200,680    (36,780) 5,569,848

PROFIT (LOSS) PER
COMMON SHARE-BASIC
  Profit (Loss) before
    extraordinary item   0.09        0.77       (0.27)      0.92
  Extraordinary item      -          1.23        0.26       1.23
PROFIT (LOSS) PER
  COMMON SHARE-BASIC     0.09        2.00       (0.01)      2.15

PROFIT (LOSS) PER
  COMMON SHARE-ASSUMING
  DILUTION
  Profit (loss) before
  extraordinary item     0.09        0.75       (0.27)      0.92
  Extraordinary item      -          1.05        0.26       1.23
PROFIT (LOSS) PER
  COMMON SHARE
  -ASSUMING DILUTION     0.09        1.80       (0.01)      2.15

       See notes to condensed consolidated financial statements.

                WILLIAMS INDUSTRIES, INCORPORATED
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                           Nine Months Ended
                                        April 30,       April 30,
                                         1998            1997
                                      (As Restated
                                     - See Note 10)
CASH FLOWS FROM OPERATING ACTIVITIES
Net profit                                (36,780)    5,569,848
Adjustments to reconcile net cash
  used in operating activities:
    Depreciation and amortization         912,076       766,246
    Interest expense related to
      convertible debentures                 -          269,937
    Gain on extinguishment of debt       (809,000)   (3,189,000)
    Gain on disposal of property,
      plant and equipment                (777,045)     (337,214)
    Minority interests in earnings         24,742        38,663
    Equity in loss (earnings) of
      unconsolidated affiliates           770,471       (14,690)
Changes in assets and liabilities:
    Increase in accounts and notes
      receivable                       (1,329,274)     (579,457)
    Decrease (increase) in inventories    608,397      (380,401)
    Decrease in costs and estimated
      earnings related to billings
      on uncompleted contracts (net)        6,209     1,041,055
    Increase in prepaid expenses and
      other assets                       (313,736)     (266,700)
    Decrease (increase) in deferred
       income taxes                       130,000    (1,800,000)
    Increase (decrease) in accounts
       payable                            229,556    (1,119,423)
    Decrease in accrued compensation,
      payroll taxes, and amounts
      withheld from employees             (78,013)      (72,527)
    Increase (decrease) in other
      accrued expenses                     61,056      (611,840)
    Increase in income taxes payable       33,000        44,018
NET CASH USED IN OPERATING ACTIVITIES    (568,341)     (641,485)

CASH FLOWS FROM INVESTING ACTIVITIES
    Expenditures for property,
      plant and equipment                (493,906)   (2,512,351)
    Proceeds from sale of property,
      plant and equipment               1,859,159       595,846
    Decrease in restricted cash           218,618          -
    Minority interest dividends            (7,000)       (9,998)
    Dividends from unconsolidated
      affiliate                            44,700        50,288
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                  1,621,571    (1,876,215)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from borrowings            2,100,583     8,171,851
    Repayments of notes payable        (4,310,499)   (5,297,593)
    Issuance of common stock              145,028       141,275

NET CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                 (2,064,888)    3,015,533

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                          (1,011,658)      497,833
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                   1,867,144     1,300,867
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                           855,486     1,798,700

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
    Cash paid during the period for:
      Income taxes                          8,400        71,982
      Interest                            921,682       849,778
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


9. EARNINGS PER SHARE

     SFAS 128 "Earnings per Share", which became effective for financial statement periods ending after December 15, 1997, requires that a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for income from continuing operations be presented for each period for which the income statement is presented. The Company had a loss before extraordinary item for the nine months ended
April 30, 1998, therefore, the after-tax amounts of interest recognized and incremental shares from the assumed conversion of convertible debentures have been excluded from the computation of diluted earnings per share, as they were anti-dilutive. For the three months ended April 30, 1998 and the nine months ended April 30, 1997, the after-tax amounts of interest recognized and incremental shares from the assumed conversion of convertible debentures have been excluded from the computation of diluted earnings per share, as they were anti-dilutive. The reconciliation for the three months ended April 30, 1997 is presented herein..

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


10.  Restatement of Gain on Sale of Real Property

     Subsequent to the issuance of the Company's January 31, 1998 and April 30, 1998, unaudited financial statements, the Company's management determined that approximately $360,000 of the $560,000 gain recognized during the quarterly period ended January 31, 1998, on the sale of real property, should have been deferred in accordance with SFAS 98, "Accounting for Leases/Sale-Leaseback Transactions Involving Real Estate," to be recognized over the remaining lease term of thirty eight months. As a result, the unaudited financial statements for the quarterly period ended April 30, 1998, have been restated from the amounts previously reported to recognize a portion of the deferred income.

     A summary of the significant effects of the restatement follows:

At April 30, 1998:

                                                  As Previously
                                      Restated       Reported
                                     ----------     ----------
Other accrued expenses             $  2,779,119   $ 2,440,895

    Total Liabilities                21,261,540    20,923,316

Retained deficit                     (9,494,417)   (9,156,193)

For the three and nine month periods ended April 30, 1998:

                          Quarter Ended        Nine Months Ended
                         April 30, 1998         April 30, 1998
                                  Previously            Previously
                       Restated    Reported    Restated  Reported
                      ----------  ----------  ---------
----------
OTHER INCOME         $   21,771  $    -     $  225,827  $ 564,051

PROFIT BEFORE
INCOME TAXES, EQUITY
EARNINGS AND MINORITY
  INTERESTS             395,954    374,183     118,233    456,457

PROFIT (LOSS) BEFORE
EQUITY IN EARNINGS AND
  MINORITY
  INTERESTS             286,554    264,783     (50,567)   287,657

(LOSS) PROFIT BEFORE
EXTRAORDINARY ITEM      301,786    280,015    (845,780)  (507,556)

NET PROFIT (LOSS)       301,786    280,015     (36,780)   301,444

PROFIT (LOSS) PER
COMMON SHARE-BASIC
  Profit (Loss) before
  extraordinary item      0.09       0.08        (0.27)     (0.16)

PROFIT (LOSS) PER
  COMMON SHARE-BASIC      0.09       0.08        (0.01)      0.10

PROFIT (LOSS) PER COMMON
  SHARE-ASSUMING DILUTION
  Profit (Loss) before
  extraordinary item      0.09       0.08        (0.27)     (0.16)

PROFIT (LOSS) PER
  COMMON SHARE-
  ASSUMING DILUTION       0.09       0.08        (0.01)      0.10


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

      For the three months ended April 30, 1998, the Company had
a
net profit of $301,786 or $0.09 per diluted share. This compares to $5,200,680 or $1.80 per share profit for the comparable quarter
in Fiscal 1997.   However, for purposes of like comparison, it
should be noted that the third quarter of Fiscal 1997 contained a series of unusual items, such as $3,189,000 in Gain on Extinguishment of Debt relating to the Company's satisfaction of its old Bank Group Debt and a $1,800,000 income tax benefit. A comparison from the accompanying Condensed Consolidated Statements of Operations between the "Profit before Income Taxes, Equity Earnings and Minority Interests" for the two years, $395,954 for the Quarter Ended April 30, 1998 as compared to $260,379 for the Quarter Ended April 30, 1997, is more useful to understand the Company's success in improving operating results.

      From an operating perspective, the nine cents per share results for the third quarter of Fiscal 1998 are much stronger than those traditionally achieved by the Company. Historically, the Company's average operational earnings per share for the third quarter are one or two cents. Management views these results, coupled with the significant increases in backlog, as clear indications that the Company's financial condition and future prospects are substantially stronger than they have been in years.

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

      Unusual items in the current Fiscal Year through April 30, 1998 included the following: income from the Beasley bankruptcy of $809,000; an expense of $810,000 for the write-down of the Company's interest in Atlas Machine and Iron Works; the gain on the sale of the Falls Church real estate of $564,000 (of which approximately $360,000 was deferred at January 31, 1998, and $21,771 was recognized during the quarter ended April 30, 1998); expenses relating to the Cigna insurance settlement of approximately $550,000; and a $565,000 gain on settlement of a claim.

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

Year 2000

      The Company is developing a plan to assure that its computers are Year 2000 compliant and has begun converting its computer systems to be Year 2000 compliant. The plan calls for the conversion efforts to be completed by the end of the Fiscal Year ending July 31, 1999. The Year 2000 issues are result from some computer programs being written using two digits rather than four to define applicable years. The maximum total cost of the conversion project is estimated to be $200,000 and will be funded through operating cash flows and financing.


PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

Precision Components Corp.

      The Company received a favorable decision in this case, and judgment in favor of the Company was entered on March 4, 1998 by the Circuit Court for the City of Richmond. The plaintiffs, Industrial Alloy Fabricators, Inc. and Precision Components Corp.,
have noted an appeal to the Supreme Court of Virginia.   The
appeal, against Williams Industries, Inc. and IAF Transfer Corporation, deals with the plaintiff's suit for $300,000 plus interest and fees arising from a product liability claim against the Company. Management believes the ultimate outcome will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

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