Form 10-Q
period 1998-10-31
WILLIAMS INDUSTRIES INC
filed 1998-12-09
CIK 107294

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                             FORM 10-Q

          Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


FOR QUARTER ENDED                            October 31, 1998

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

                  Yes  X                  No

                            3,576,429

Number of Shares of Common Stock Outstanding at October 31, 1998

                   WILLIAMS INDUSTRIES, INCORPORATED
              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                              (Unaudited)
Three Months Ended October 31:
                                        1998            1997
                                    ------------    ------------
REVENUE:
    Construction                    $ 4,691,193     $ 3,687,870
    Manufacturing                     2,585,498       2,865,966
    Other                               152,776         230,114
                                    ------------    ------------
        Total revenue                 7,429,467       6,783,950
                                    ------------    ------------
DIRECT COSTS:
    Construction                      3,022,159       1,955,582
    Manufacturing                     1,493,317       2,261,344
                                    ------------    ------------
        Total direct costs            4,515,476       4,216,926
                                    ------------    ------------
GROSS PROFIT                          2,913,991       2,567,024
                                    ------------    ------------
OTHER INCOME                             30,753            -
                                    ------------    ------------
EXPENSES:
    Overhead                            889,727         724,199
    General and administrative        1,309,054         986,174
    Depreciation                        314,419         306,500
    Interest                            208,848         335,376
                                    ------------    ------------
        Total expenses                2,722,048       2,352,249
                                    ------------    ------------
EARNINGS BEFORE INCOME TAXES, EQUITY
EARNINGS AND MINORITY INTERESTS         222,696         214,775

INCOME TAX PROVISION                     80,000          78,400
                                    ------------    ------------
EARNINGS BEFORE EQUITY EARNINGS
    AND MINORITY INTERESTS              142,696         136,375
        Equity in earnings of
        unconsolidated affiliates        41,600          10,100
        Minority interest in
        consolidated subsidiaries       (10,739)         (9,419)
                                    ------------    ------------
NET EARNINGS                         $  173,557      $  137,056
                                    ============    ============
EARNINGS PER COMMON SHARE:
      BASIC:                         $     0.05      $     0.05
                                    ============    ============
      DILUTED:                       $     0.05      $     0.04
                                    ============    ============
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:
      BASIC:                          3,576,429       2,847,499
                                    ============    ============

     See Notes to Condensed Consolidated Financial Statements


                    WILLIAMS INDUSTRIES, INCORPORATED
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
ASSETS

                                October 31, 1998    July 31, 1998
                                ----------------
----------------
CURRENT ASSETS
  Cash and cash equivalents        $ 1,603,465       $ 1,384,339
  Restricted cash                       73,963            54,004
  Certificates of deposit              822,473           732,616
  Accounts receivable, (net of
    allowances for doubtful
    accounts of $1,095,000 at
    October 31, 1998 and
    $1,211,000 at July 31, 1998):
      Contracts
        Open accounts                7,241,140         7,057,543
        Retainage                      314,140           585,506
      Trade                          1,273,872         1,749,778
      Other                            166,909           302,445
  Inventory                          2,064,365         1,320,245
  Costs and estimated earnings
  in excess of billings on
  uncompleted contracts                875,239           665,926
  Notes receivable                      34,666            33,706
  Prepaid expenses                     683,981           568,689
                                  -------------     -------------
Total current assets                15,154,213        14,454,797
                                  -------------     -------------

PROPERTY AND EQUIPMENT, AT COST     19,017,346        19,066,486
Accumulated depreciation            (9,594,859)       (9,355,343)
                                  -------------     -------------
Property and equipment, net          9,422,487         9,711,143
                                  -------------     -------------

OTHER ASSETS
  Notes receivable                     117,563           128,761
  Investments in
    unconsolidated affiliates        1,004,606           979,769
  Deferred income taxes              2,170,000         2,240,000
  Inventory                          1,242,662         1,243,754
  Other                                336,276           354,971
                                  -------------     -------------
Total other assets                   4,871,107         4,947,255
                                  -------------     -------------

TOTAL ASSETS                      $ 29,447,807      $ 29,113,195
                                  =============     =============

     See Notes to Condensed Consolidated Financial Statements


                    WILLIAMS INDUSTRIES, INCORPORATED
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

                                October 31, 1998    July 31, 1998
                                ----------------
----------------
CURRENT LIABILITIES
 Current portion of notes payable  $ 1,795,884       $ 1,947,618
 Accounts payable                    4,864,929         4,017,376
 Accrued compensation and
   related liabilities                 707,148           760,620
 Billings in excess of costs
   and estimated earnings on
   uncompleted contracts             1,922,341         1,885,069
 Deferred income                       275,247           306,000
 Other accrued expenses              2,259,477         2,357,125
 Income taxes payable                  105,000           159,200
                                  -------------     -------------
Total current liabilities           11,930,026        11,433,008

LONG-TERM DEBT
 Notes payable,
   less current portion              8,011,817         8,357,119
                                  -------------     -------------
Total Liabilities                   19,941,843        19,790,127
                                  -------------     -------------
MINORITY INTERESTS                     198,957           189,618
                                  -------------     -------------
COMMITMENTS AND CONTINGENCIES             -                 -

STOCKHOLDERS' EQUITY
 Common stock - $0.10 par value,
   10,000,000 shares authorized;
   3,576,429 shares issued and
   outstanding                         357,643           357,643
 Additional paid-in capital         16,385,704        16,385,704
 Accumulated deficit                (7,436,340)       (7,609,897)
                                  -------------     -------------
Total stockholders' equity           9,307,007         9,133,450
                                  -------------     -------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY              $ 29,447,807      $ 29,113,195
                                  =============     =============

     See Notes To Condensed Consolidated Financial Statements.


                  WILLIAMS INDUSTRIES, INCORPORATED
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
Three Months Ended October 31,              1998         1997
                                         -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                            $  173,557   $  137,056
Adjustments to reconcile net earnings to
net cash provided by operating activities:
 Depreciation and amortization              314,419      306,500
 Decrease in allowance for
   doubtful accounts                       (116,261)     (48,263)
 Gain on disposal of property,
   plant and equipment                       (3,162)    (207,659)
 Decrease in deferred income taxes           70,000       60,000
 Minority interests in earnings              10,739        9,419
 Equity in earnings of affiliates           (41,600)     (10,100)
 Dividend from unconsolidated affiliate      16,763       22,350
Changes in assets and liabilities:
 Decrease in notes receivable                10,238       19,359
 Increase in open contracts receivable      (67,586)    (199,358)
 Decrease in contract retainage             271,366      217,676
 Decrease in trade receivables              476,156       92,018
 Decrease in other receivables              135,536      155,062
 (Increase) decrease in inventories        (743,028)     792,017
 Increase in costs and estimated
   earnings related to billings on
   uncompleted contracts (net)             (172,041)    (331,694)
 (Increase) decrease in prepaid
   expenses and other assets                (96,597)      18,874
 Increase (decrease) in accounts payable    847,553      (94,966)
 Decrease in accrued compensation
   and related liabilities                  (53,472)     (21,308)
 Decrease in other accrued expenses         (97,648)    (278,974)
 Decrease in deferred income                (30,753)        -
 (Decrease) increase in
   income taxes payable                     (54,200)      10,000
                                         -----------  -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES   849,979      648,009
                                         -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Expenditures for property,
   plant and equipment                     (154,851)    (188,413)
 (Increase) decrease in restricted cash     (19,959)     182,319
 Proceeds from sale of property,
   plant and equipment                      132,250      409,703
 Purchase of certificates of deposit       (289,857)        -
 Maturities of certificates of deposit      200,000         -
                                         -----------  -----------
NET CASH (USED IN) PROVIDED BY
   INVESTING ACTIVITIES                    (132,417)     403,609
                                         -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from borrowings                   646,773      237,751
 Repayments of notes payable             (1,143,809)    (831,098)
 Issuance of common stock                      -           1,000
 Minority interest dividends                 (1,400)        -
                                         -----------  -----------
NET CASH USED IN FINANCING ACTIVITIES      (498,436)    (592,347)
                                         -----------  -----------
NET INCREASE IN CASH AND EQUIVALENTS        219,126      459,271

CASH AND EQUIVALENTS,
   BEGINNING OF PERIOD                    1,384,339    1,491,836
                                         -----------  -----------
CASH AND EQUIVALENTS, END OF PERIOD      $1,603,465   $1,951,107
                                         -----------  -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for:
 Income Taxes                             $  64,200    $   8,400
                                          ----------   ----------
 Interest                                 $ 238,838    $ 325,001
                                          ----------   ----------

     See Notes to Condensed Consolidated Financial Statements


               WILLIAMS INDUSTRIES, INCORPORATED

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      October 31, 1998


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying condensed consolidated financial statements have been prepared in accordance with rules established by the Securities and Exchange Commission. Certain financial disclosures required to present the financial position and results of operations in accordance with generally accepted accounting principles are not included herein. The reader is referred to the financial statements included in the annual report to shareholders for the year ended July 31, 1998. The interim financial information included herein is unaudited. However, such information reflects all adjustments, consisting solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position as of
October 31, 1998 and the results of operations for the three months ended October 31, 1998 and 1997, and cash flows for the three months ended October 31, 1998 and 1997.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

     Effective August 1, 1998, the Company adopted Statement of Financial Accounting Standards: Statement No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. There are no items that the Company is required to recognize as components of comprehensive income.

     SFAS 132, "Employers' Disclosures about Pensions and Other
Postretirement Benefits", revises disclosure about pension and other postretirement benefit plans.

     SFAS 133, "Accounting for Derivative Instruments and
Hedging
Activities", establishes accounting and reporting standards for derivative instruments and for hedging activities.

     The Company has determined that there is no impact in adopting SFAS 132 and 133.


1.  NOTES PAYABLE

A.     CIT:  The Company's primary credit facility is with The
CIT
Group/Credit Finance, Inc., under a Loan and Security Agreement for a line of credit of approximately $3 million. This loan requires monthly principal payments as well as interest at prime plus 2.5%. The loan has a three year term and is due March 2000.
The Company has received a commitment from The CIT Group/Credit Finance, Inc. to extend the maturity on this loan. Formal documentation of this commitment is in process. This loan is secured by the Company's equipment and receivables as well as subordinate deeds of trust on certain real estate.

     As of October 31, 1998, approximately $1,936,000 was owed under the terms of this agreement.

B.   Franklin National Bank:  The Company has a loan from
Franklin
National Bank of Washington, D. C. which bears interest at a fixed
rate of 9.5% for five years, with monthly payments calculated on
a
fifteen year amortization and a five year balloon payment.   As
of
October 31, 1998, the balance of the loan was approximately
$881,000.

C. Pribyla: The Company continues to make $8,000 monthly payments under a promissory note to Mrs. Karen Pribyla. The
"present value" of the note if it were paid off as of October
31,
1998 was approximately $450,000.

D. Industrial Revenue Bond: The Company has a Letter of Credit with Wachovia Bank, N.A., the successor to Central Fidelity National Bank, which serves as collateral for the Industrial Revenue Bond issue, secured by real estate in the City of Richmond. As of October 31, 1998, the outstanding balance was $1,265,000. Principal payments are due in increasing amounts through the maturity of the bonds in 2007. A portion of the property covered by the Industrial Revenue Bond is leased by a non-affiliated third party.


2.  INVENTORIES

     Inventory consisted of the following:

                                   October 31,     July 31,
                                      1998           1998
                                   ----------     ----------
Expendable tools
  and equipment                    $  805,318     $  805,318
Supplies                              350,647        351,664
Materials                           2,151,062      1,407,017
                                   ----------     ----------
Total Inventory                    $3,307,027     $2,563,999
Less: Amount classified
  as long-term                      1,242,662      1,243,754
                                   ----------     ----------
                                   $2,064,365     $1,320,245

3.  RELATED-PARTY TRANSACTIONS

     Certain shareholders owning or controlling approximately
17%
of the outstanding stock of the Company own controlling interest in the outstanding stock of Williams Enterprises of Georgia, Inc.
Billings to this entity and its affiliates were approximately $483,000 and $180,000 for the three months ended October 31, 1998 and 1997, respectively.

     Certain shareholders owning or controlling approximately
17%
of the outstanding stock of the Company own 100% of the stock of The Williams and Beasley Company. Net billings from this entity were approximately $104,000 and $57,000 during the three months ended October 31, 1998 and 1997, respectively.


4.  COMMITMENTS/CONTINGENCIES

A: PRECISION COMPONENTS CORPORATION: The Company received a favorable decision in this case, and judgment in favor of the Company was entered on March 4, 1998 by the Circuit Court for the
City of Richmond. The plaintiffs, Industrial Alloy Fabricators, Inc. and Precision Components Corp., have perfected appeal to the
Supreme Court of Virginia, which was accepted on September 21, 1998. It is expected the case will be argued early in 1999.
The
suit, against Williams Industries, Inc. and IAF Transfer Corporation, deals with the plaintiffs appeal for $300,000 plus interest and fees arising from a product liability claim against the Company. Management believes the ultimate outcome will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

B: General: The Company is party to various other claims arising in the ordinary course of its business. Generally, claims exposure in the construction services industry consists of workers compensation, personal injury, products' liability and property damage. The Company believes that its insurance accruals, coupled with its liability coverage, is adequate coverage for such claims.


5. EARNINGS PER SHARE

     SFAS 128 "Earnings per Share", which became effective for financial statement periods ending after December 15, 1997, requires that a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for income from continuing operations be presented for each period for which the income statement is presented. Diluted earnings per share for the three months ended October 31, 1998 are not presented because the impact of outstanding stock options was antidilutive. Reconciliation for the three months ended October 31, 1997 is presented herein.

For the Three Months Ended October 31, 1997
                                             Average
                                Income        Shares
Per-Share
                              (Numerator)  (Denominator)
Amount
                              -----------  -------------
---------

Net earnings                    $137,056

Basic earnings per share
  Earnings available to
  common stockholders            137,056     2,847,499     $0.05
                                                           =====
Effect of Dilutive Securities
  Convertible debentures          20,845       927,654

Diluted earnings per share
  Earnings available to common
  stockholders + assumed
  conversion                    $157,901     3,775,153     $0.04
                                ========     =========     =====

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


6.  SEGMENT INFORMATION

     Effective August 1, 1998, the Company adopted SFAS 131,
"Disclosures about Segments of an Enterprise and Related
Information".

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

     Information about the Company's operations in its operating segments for the three months ended October 31, 1998 and 1997, is as follows:

                                     October 31,      October 31,
                                        1998             1997
                                     -----------      -----------
Revenues:
  Construction                       $5,162,081       $3,868,401
  Manufacturing                       2,660,165        2,876,232
  Other                                 288,070          319,932
                                     ----------       ----------
                                      8,110,316        7,064,565
                                     ----------       ----------
Intersegment revenues:
  Construction                          470,888          180,531
  Manufacturing                          74,667           10,266
  Other                                 135,294           89,818
                                     ----------       ----------
                                        680,849          280,615
                                     ----------       ----------
Consolidated revenues:
  Construction                        4,691,193        3,687,870
  Manufacturing                       2,585,498        2,865,966
  Other                                 152,776          230,144
                                     ----------       ----------
Total consolidated revenues          $7,429,467       $6,783,950
                                     ==========       ==========

Depreciation and amortization:
  Construction                         $239,561         $227,892
  Manufacturing                          47,580           37,139
  Other                                  27,278           41,469
                                       --------         --------
  Total                                $314,419         $306,500
                                       ========         ========

Earnings before income taxes, equity
  earnings and minority interest
  Construction                        $ 329,848        $ 735,114
  Manufacturing                         233,340          (60,344)
  Other                                (340,492)        (459,955)
                                      ----------       ----------
  Total                               $ 222,696        $ 214,775
                                      ==========       ==========

Segment Assets:
  Construction                      $15,874,016      $15,472,913
  Manufacturing                       7,336,154        6,167,301
  Other                               6,237,637        8,802,880
                                    -----------      -----------
  Total                             $29,447,807      $30,443,094
                                    ===========      ===========


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


General

     The Company recently has benefited from overall increased activity in each of the construction markets served by its various subsidiaries. Increased governmental spending on infrastructure, particularly as it relates to bridge girders, started becoming significant in the last month of the quarter and is expected to continue throughout the fiscal year.

     The Company's operations continue to serve the industrial, commercial and institutional construction markets. Operating activity varied throughout the quarter as individual subsidiaries dealt with different customer bases in providing specialized services.

     This combination of diverse activity is considered to be in the Company's best interests and marketing efforts are taking place to expand the Company's customer base in all areas.
Management believes this diversification will help lessen the adverse effect of slow downs in any one segment of the construction business.

     One area which has presented problems in both the manufacturing and construction subsidiaries has been the ability to hire qualified personnel. In order to combat this challenge, several of the Company's subsidiaries, working with appropriate governmental agencies, have begun apprenticeship programs to train motivated applicants in the required construction disciplines. While the success rate of applicants who complete the program has been good, getting an adequate applicant pool continues to pose
difficulties.   Management is continuing to focus on this issue.


Financial Condition
          As the Condensed Consolidated Balance Sheets show, the Company's overall financial situation continues to improve. The current portion of notes payable declined from $1,947,618 at July
31, 1998 to $1,795,884 at October 31, 1998. Long term debt was also reduced from $8,357,119 at July 31, 1998 to $8,011,817 at
October 31, 1998.

     It should be noted that the increase in total liabilities, which increased from $19,790,127 at July 31, 1998 to $19,941,843 at October 31, 1998, is due in large measure to the increase in accounts payable of more than $800,000. The increase in accounts payable is directly attributable to the Company's increased manufacturing backlog and the purchase of raw materials, which is also reflected in the increase in inventory.

     Stockholder's equity also improved, going from $9,133,450 at
July 31, 1998 to $9,307,007 at October 31, 1998.

     As of October 31, 1998, the Company is in compliance with all of its debt covenants and all debt service payments on its notes are current.


Bonding

     With the Company's overall improved financial condition, its ability to furnish payment and performance bonds also has significantly increased. Currently, the Company has in excess of
$6 million bonded with its workers' compensation underwriter.
In
addition, after a comprehensive review of the Company's improved financial situation, the Company has received approval for a $20 million aggregate bonding line by the Fidelity and Deposit Company of Maryland. As part of this new bonding package, the Company can rapidly bond a single job for $6 million. This, despite the Company's reduced size, is the highest bonding line the Company has had in more than seven years. Historically, because of the Company's strong reputation, most of its projects have been obtained without providing bonds. However, the Company recognizes that as it expands its geographic range for providing goods and services, it will be necessary to provide bonds to clients unfamiliar with the Company. This is not anticipated to present a problem.


Liquidity

     The Company continues to generate sufficient cash to sustain its operational activities as well as service all outstanding debt.

     Cash Flows Provided By Operating Activities for the three months ended October 31, 1998 were $849,979, as compared to $648,009 in the comparable quarter ended October 31, 1997, primarily as a result of the decline in accounts receivable.

     Cash Flows From Investing Activities declined from the first quarter of Fiscal 1998 to the first quarter of Fiscal 1999, due primarily to the lack of equipment sales. Expenditures for property, plant and equipment were kept low as the Company has been updating its crane fleet primarily though operating leases.
Management feels that cost efficient leasing instead of more traditional buying and/or borrowing offers cash flow and balance sheet advantages.

     Financing Activities continue to use net cash as the Company continued its efforts to reduce overall debt.

     Going forward, management believes that operations will continue to generate sufficient cash to fund activities.
However,
as revenues increase, it may become necessary to increase the Company's credit facilities to handle short term cash requirements. Management, therefore, is focusing on the proper allocation of resources to ensure stable growth.


Operations

     As a result of improvements in the construction marketplace, operating revenues for the first quarter improved by about 10% over the same period in the prior year. Improvements in profit margins varied, with the construction segment having lower profit margins while the manufacturing segment's profit margins doubled.
This dichotomy has a fairly simple explanation. In the first quarter of Fiscal 1998, the construction segment was finishing a number of extremely large jobs which also were high profit projects. During the first quarter of Fiscal 1999, the construction segment was actually doing more total work, but on less profitable jobs on a project by project basis. This explains why construction direct costs of $3,022,159, as shown on the Condensed Consolidated Statements of Earnings, may appear to be out of line proportionally with the revenue increase. The reverse was true in the Company's manufacturing segment, particularly as it relates to the fabrication of bridge girders. Due to a stronger bridge girder market, and the subsidiary's ability to purchase raw materials at lower costs, the manufacturing gross margins were higher. It is anticipated that this trend will continue.

     Currently, Williams Bridge Company is dealing almost exclusively with governmental projects. These types of projects are increasing as the states spend money allocated and appropriated from the various federal infrastructure programs approved by Congress in recent years. This trend is expected to continue for at least five years.

     Williams Steel Erection Company, in contrast, has been doing the bulk of its work for privately funded commercial contracts. The crane rental companies, Greenway Corporation and Williams Equipment Corporation, tend to work for the broadest base of customers, but have been doing a great deal of industrial work recently.

     Piedmont Metal Products has a diverse customer base, while
Construction Insurance Agency deals both with commercial customers as well as providing a variety of services for its sister companies.


1999 Quarter Compared to 1998 Quarter

     For the three months ended October 31, 1998, the Company had net earnings of $173,557 or $0.05 per share. This profit was calculated on the Company's total issued and outstanding shares, 3,576,429, which includes the shares issued as part of debenture conversions in Fiscal 1998. These earnings compare to $137,056 or
$0.04 per diluted share profit for the comparable quarter in Fiscal 1998.

     Results at the Company's operating subsidiaries, Construction
Insurance Agency, Greenway Corporation, Piedmont Metal Products,
Williams Bridge Company, Williams Equipment Corporation, and
Williams Steel Erection Company, varied during the first quarter of Fiscal 1999.

     Williams Steel Erection Company had substantially higher revenues in the quarter ended October 31, 1998 than in the quarter ended October 31, 1997, but also experienced higher costs due to the nature of the work. Despite the higher costs, however, this subsidiary produced pre tax earnings that were 80% higher than in the same period of the prior year.

     The Company's manufacturing subsidiaries, Piedmont Metal Products and Williams Bridge Company, both produced better earnings in the first quarter of Fiscal 1999 than in the comparable quarter of Fiscal 1998. In the case of Williams Bridge
Company, pre-tax earnings improved by more than $250,000. This striking increase was due to the fact that the company has more high margin work as well as the ability to buy materials more competitively. Now that the parent corporation's financial situation has strengthened, the subsidiaries, such as Williams Bridge, are able to avail themselves of better terms from both
vendors and lenders.   This is most notable in subsidiaries,
such
as Williams Bridge, that buy a tremendous amount of raw material, but is also true for the other subsidiaries in their financial dealings. The other manufacturing subsidiary, Piedmont Metal Products, produced pre tax earnings that were more than 40% higher in the first quarter of Fiscal 1999 than those of the first quarter of Fiscal 1998.

     Greenway Corporation and Williams Equipment Corporation, the
Company's two crane rental and rigging subsidiaries, had mixed results. Greenway, which does a tremendous amount of work on a daily rental basis in the Baltimore, Maryland metropolitan area, had slightly lower revenues for the quarter, but produced significant higher results. Greenway's pre-tax profit for the first quarter of Fiscal 1999 was more than 70% higher than that produced in the first quarter of Fiscal 1998. Williams Equipment
Corporation, on the other hand, experienced a $400,000 decline in both revenues and profitability. A portion of the subsidiary's decline in profitability is attributed to the fact that the prior year's results had included gains on the sale of two cranes in excess of $200,000, but the subsidiary also experienced a decline in overall revenue which is viewed as an aberration and not expected to recur.

     As the Condensed Consolidated Statements of Earnings shows, overall construction revenue went from $3,687,870 in the first quarter of Fiscal 1998 to $4,691,193 in the comparable quarter of
Fiscal 1999. While construction revenues will probably remain consistent, management believes that the significant revenue growth for the Company this year will come in the manufacturing segment as Williams Bridge Company continues to grow its backlog with more girder fabrication work for both its facilities.

     The Company's subsidiaries continue to diversify both their geographic marketplaces as well as their customer base, particularly in relation to the shipping of fabricated products.
During the quarter ended October 31, 1998, the Company's subsidiaries shipped manufactured products to customers not only in Virginia, Maryland and the District of Columbia, but also in Pennsylvania, New Jersey, Tennessee, Ohio, and Delaware.


Backlog

     The Company's backlog has increased significantly. Backlog at October 31, 1998 was $27.3 million as compared to $15.3 million at October 31, 1997 and $21.7 million at July 31, 1998. This is due in large part to the increases occurring in the manufacturing subsidiaries, particularly Williams Bridge Company which was awarded more than $6 million in new work as a result of a former competitor ceasing operations. This increased backlog will be produced in the company's existing facilities by increasing the second shift at the Manassas plant and increasing manpower in the subsidiary's Richmond facility. Construction backlog remains consistent with a combination of smaller projects rather than traditionally higher profit "mega" jobs. Most of the backlog will be completed within the next 12 months if contract schedules are followed. Management believes that the level of work is sufficient to allow the Company to have adequate work throughout Fiscal 1999. Management believes that if this backlog can be maintained, the Company will be able to achieve consistently profitable results.


Management

     Management, using the Company's updated strategic plan as a guideline, is focusing on long-range growth and acquisition, while simultaneously working on issues relating to profitability in existing activities. Expansion of the Company's traditional market areas is already occurring. It is anticipated that this trend will continue. Management is also focusing on several non-operating issues, such as refinancing its credit facilities at more favorable rates and in developing a comprehensive marketing program to attract strong institutional investors for the Company's stock, possibly as part of a "micro-cap" infrastructure fund.


Year 2000

     The Company is developing a plan to assure that its
computers
are Year 2000 compliant and has begun converting its computer
systems to be Year 2000 compliant.   The plan calls for the
conversion efforts to be completed by the end of the Fiscal Year ending July 31, 1999. The Year 2000 issues result from some computer programs being written using two digits rather than four to define applicable years. The maximum total cost of the conversion project is estimated to be $200,000 and will be funded through operating cash flows and financing.


ITEM 3.  Quantitative and Qualitative Disclosures
         About Market Risk

     The Company believes that there have been no material changes in exposure to market risks during the first quarter of Fiscal 1999 from those set forth in the Company's Annual Report filed with the Commission on Form 10-K for the year ended July 31, 1998.


                  PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

Precision Components Corp.

     The Company received a favorable decision in this case, and judgment in favor of the Company was entered on March 4, 1998 by the Circuit Court for the City of Richmond. The plaintiffs, Industrial Alloy Fabricators, Inc. and Precision Components Corp.,
have perfected an appeal to the Supreme Court of Virginia, which was accepted on September 21, 1998. It is expected the case will
be argued early in 1999.   The appeal, against Williams
Industries, Inc. and IAF Transfer Corporation, deals with the plaintiffs search for $300,000 plus interest and fees arising from a product liability claim against the Company. Management believes the ultimate outcome will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

General

     The Company is party to various other claims arising in the ordinary course of its business. Generally, claims exposure in the construction services industry consists of workers compensation, personal injury, products' liability and property damage. The Company believes that its insurance accruals, coupled with its excess liability coverage, is adequate coverage for such claims.

ITEM 2.  Changes in Securities and Use of Proceeds

     None.

ITEM 3.  Defaults Upon Senior Securities

     None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

      On November 19, 1998, the shareholders of Williams
Industries, Inc. elected a new board of directors. Elected were:
Stephen P. Ashman, William C. Howlett, R. Bentley Offutt,
William
Sim, Frank E. Williams, Jr., and Frank E. Williams, III.

     The results of the November 19, 1998 shareholder's election of directors are as follows:

Nominee                            For            Abstain
-----------------------         ---------        --------
Stephen N. Ashman               3,350,726          4,624
William C. Howlett              3,350,926          4,424
R. Bentley Offutt               3,343,221         12,129
William J. Sim                  3,350,926          4,424
Frank E. Williams, Jr.          3,350,726          4,624
Frank E. Williams, III          3,350,784          4,566

ITEM 5.  Other Information

         None.

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