Form 10-Q
period 1999-01-31
WILLIAMS INDUSTRIES INC
filed 1999-03-08
CIK 107294

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                               FORM 10-Q

          Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


FOR QUARTER ENDED                            January 31, 1999

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

                  Yes  X                  No

                            3,579,791

Number of Shares of Common Stock Outstanding at January 31, 1999

                   WILLIAMS INDUSTRIES, INCORPORATED
             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                              (Unaudited)

                      Three Months Ended        Six Months Ended
                          January 31,              January 31,
                       1999        1998         1999        1998
REVENUE             ----------- -----------  -----------
-----------
  Construction      $3,885,262  $3,353,201   $8,576,455  $7,041,071
  Manufacturing      2,714,241   2,060,127    5,299,739   4,926,093
  Other                173,534     219,053      326,310     449,167
                    ----------- -----------  -----------
-----------
Total revenue        6,773,037   5,632,381   14,202,504  12,416,331
                    ----------- -----------  -----------
-----------
DIRECT COSTS
  Construction       2,291,284   2,152,236    5,313,443   4,107,818
  Manufacturing      1,512,002   1,679,297    3,005,319   3,940,641
                    ----------- -----------  -----------
-----------
Total direct costs   3,803,286   3,831,533    8,318,762   8,048,459
                    ----------- -----------  -----------
-----------
GROSS PROFIT         2,969,751   1,800,848    5,883,742   4,367,872
                    ----------- -----------  -----------
-----------
OTHER INCOME            54,681     204,056       85,434     204,056
                    ----------- -----------  -----------
-----------
EXPENSES
  Overhead             922,082     746,803    1,811,809   1,471,002
  General and
    administrative   1,206,215   1,160,565    2,515,269   2,146,739
  Depreciation         317,727     304,556      632,146     611,056
  Interest             235,784     285,476      444,632     620,852
                    ----------- -----------  -----------
-----------
Total expenses       2,681,808   2,497,400    5,403,856   4,849,649
                    ----------- -----------  -----------
-----------
EARNINGS (LOSS)
BEFORE INCOME TAXES,
EQUITY EARNINGS AND
MINORITY INTERESTS     342,624    (492,496)     565,320
(277,721)

INCOME TAX
PROVISION (BENEFIT)    130,700     (19,000)     210,700      59,400
                    ----------- -----------  -----------
-----------
EARNINGS (LOSS) BEFORE
EQUITY EARNINGS AND
MINORITY INTERESTS     211,924    (473,496)     354,620
(337,121)

Equity in earnings
(loss) of
unconsolidated
affiliates              17,500    (799,971)      59,100
(789,871)

Minority interest in
consolidated
subsidiaries           (14,622)    (11,155)     (25,361)
(20,574)
                    ----------- -----------  -----------
-----------
EARNINGS (LOSS) BEFORE
EXTRAORDINARY ITEM     214,802  (1,284,622)     388,359
(1,147,566)

EXTRAORDINARY ITEM
Gain on extinguishment
of debt                   -        809,000         -        809,000
                    ----------- -----------  -----------
-----------
NET EARNINGS (LOSS)   $214,802   $(475,622)    $388,359
$(338,566)
                    =========== ===========  ===========
===========
EARNINGS (LOSS) PER
COMMON SHARE - BASIC:
  Profit (loss) before
    extraordinary item   $0.06      $(0.44)       $0.11
$(0.40)
  Extraordinary item       -          0.28          -          0.28
                    ----------- -----------  -----------
-----------
EARNINGS (LOSS) PER
COMMON SHARE- BASIC      $0.06      $(0.16)       $0.11
$(0.12)
                    =========== ===========  ===========
===========
WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING: BASIC   3,577,069   2,915,568    3,576,749   2,881,533
                    ----------- -----------  -----------
-----------

      See Notes To Condensed Consolidated Financial Statements


                    WILLIAMS INDUSTRIES, INCORPORATED
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
                              January 31, 1999      July 31, 1998
                             ------------------    ---------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents       $   841,351        $ 1,384,339
  Restricted cash                      15,330             54,004
  Certificates of deposit             926,326            732,616
  Accounts receivable, (net of
    allowances for doubtful
    accounts of $1,144,000 at
    January 31, 1999 and
    $1,211,000 at July 31, 1998):
      Contracts
        Open accounts               7,926,495          7,057,543
        Retainage                     312,637            585,506
      Trade                         1,659,751          1,749,778
      Other                           128,182            302,445
  Inventory                         3,784,619          1,320,245
  Costs and estimated earnings
    in excess of billings on
    uncompleted contracts             753,648            665,926
  Notes receivable                     32,106             33,706
  Prepaid expenses                  1,402,182            568,689
                                  ------------       ------------
Total current assets               17,782,627         14,454,797
                                  ------------
------------
PROPERTY AND EQUIPMENT, AT COST    19,155,307         19,066,486
  Accumulated depreciation         (9,839,666)        (9,355,343)
                                  ------------       ------------
Property and equipment, net         9,315,641          9,711,143
                                  ------------
------------
OTHER ASSETS
  Notes receivable                    106,111            128,761
  Investments in unconsolidated
    affiliates                      1,005,344            979,769
  Deferred income taxes             2,060,000          2,240,000
  Inventory                         1,241,006          1,243,754
  Other                               613,951            354,971
                                  ------------       ------------
Total other assets                  5,026,412          4,947,255
                                  ------------       ------------
TOTAL ASSETS                      $32,124,680        $29,113,195
                                  ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion
    of notes payable               $2,580,695         $1,947,618
  Accounts payable                  5,065,919          4,017,376
  Accrued compensation and
    related liabilities               634,307            760,620
  Billings in excess of costs
    and estimated earnings on
    uncompleted contracts           3,369,067          1,885,069
  Deferred income                     245,028            306,000
  Other accrued expenses            2,230,730          2,357,125
  Income taxes payable                112,400            159,200
                                  ------------       ------------
Total current liabilities          14,238,146         11,433,008
                                  ------------       ------------
LONG-TERM DEBT
  Notes payable,
    less current portion            8,137,698          8,357,119
                                  ------------       ------------
Total Liabilities                  22,375,844         19,790,127
                                  ------------       ------------
MINORITY INTERESTS                    213,579            189,618


COMMITMENTS AND CONTINGENCIES            -                  -

STOCKHOLDERS' EQUITY
  Common stock - $0.10 par value,
    10,000,000 shares authorized;
    3,579,791 and 3,576,429 shares
    issued and outstanding            357,979            357,643
  Additional paid-in capital       16,398,816         16,385,704
  Accumulated deficit              (7,221,538)        (7,609,897)
                                  ------------       ------------
Total stockholders' equity          9,535,257          9,133,450
                                  ------------       ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY              $32,124,680        $29,113,195
                                  ============       ============

     See Notes To Condensed Consolidated Financial
Statements.


                 WILLIAMS INDUSTRIES, INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
Six Months Ended January 31,                 1999          1998
                                         -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                            $ 388,359    $ (338,566)
Adjustments to reconcile net earnings
(losses) to net cash used in operating
activities:
  Depreciation and amortization             632,146       611,056
  Decrease in
    allowance for doubtful accounts         (66,710)     (101,486)
  Gain on extinguishment of debt               -         (809,000)
  Gain on disposal of property,
    plant and equipment                     (34,140)     (777,045)
  Decrease in deferred income taxes         180,000         7,000
  Minority interest in earnings              25,361        20,574
  Equity in (earnings)
    losses of affiliates                    (59,100)      789,871
  Dividend from unconsolidated affiliate     33,525        44,700
Changes in assets and liabilities:
  Decrease in notes receivable               24,250        28,932
  (Increase) decrease in
    open contracts receivable              (785,241)    1,210,396
  Decrease in contract retainage            272,869       181,908
  Decrease in trade receivables             101,026       274,950
  Decrease (increase) in other receivables  146,263      (226,432)
  (Increase) decrease in inventories     (2,461,626)      493,115
  Decrease (increase) in
    costs and estimated earnings
    related to billings on
    uncompleted contracts (net)           1,396,276      (962,718)
  Increase in prepaid expenses
    and other assets                     (1,092,473)     (683,011)
  Increase (decrease)
    in accounts payable                   1,048,543      (417,774)
  Decrease in accrued compensation
    and related liabilities                (126,313)     (262,072)
  Decrease in other accrued expenses       (126,395)       (2,040)
  (Decrease) increase in deferred income    (60,972)      359,995
  (Decrease) increase in
    income taxes payable                    (46,800)       44,000
                                         -----------   -----------
NET CASH USED IN OPERATING ACTIVITIES      (611,152)     (513,647)
                                         -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for property,
    plant and equipment                    (381,754)     (386,002)
  Decrease in restricted cash                38,674       238,793
  Proceeds from sale of property,
    plant and equipment                     179,250     1,859,159
  Purchase of certificates of deposit      (496,299)     (202,589)
  Maturities of certificates of deposit     302,589       200,308
                                         -----------   -----------
NET CASH (USED IN) PROVIDED BY
INVESTING ACTIVITIES                       (357,540)    1,709,669
                                         -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                2,259,817     1,457,917
  Repayments of notes payable            (1,846,161)   (3,280,298)
  Issuance of common stock                   13,448        50,464
  Minority interest dividends                (1,400)       (4,500)
                                         -----------   -----------
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                        425,704    (1,776,417)
                                         -----------   -----------
NET DECREASE IN CASH AND EQUIVALENTS       (542,988)     (580,395)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD 1,384,339     1,867,144
                                         -----------   -----------
CASH AND EQUIVALENTS, END OF PERIOD      $  841,351   $ 1,286,749
                                         -----------   -----------

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income Taxes                            $76,800        $8,400
                                         ===========   ===========
    Interest                               $468,584      $615,874
                                         ===========   ===========

     See Notes To Condensed Consolidated Financial Statements


                  WILLIAMS INDUSTRIES, INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          January 31, 1999


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying condensed consolidated financial statements have been prepared in accordance with rules established by the Securities and Exchange Commission. Certain financial disclosures required to present the financial position and results of operations in accordance with generally accepted accounting principles are not included herein. The reader is referred to the financial statements included in the annual report to shareholders for the year ended July 31, 1998. The interim financial information included herein is unaudited. However, such information reflects all adjustments, consisting solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position as of January 31, 1999 and the results of operations for the three and six months ended January 31, 1999 and 1998, and cash flows for the six months ended January 31, 1999 and 1998.

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

     SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", revises disclosure about pension and other postretirement benefit plans. It is required to be adopted in Fiscal Year 1999 and has no impact on the company's financial statements.

     SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments and for hedging activities. This standard will be adopted in Fiscal 2000. The Company has not yet determined what the impact, if any, of implementing this standard will be.


1.  INVENTORIES

     Inventory consisted of the following:

                                      January 31,      July 31,
                                         1999           1998
                                      ----------     ----------
Expendable tools
  and equipment                       $  805,318     $  805,318
Supplies                                 350,647        351,664
Materials                              3,869,660      1,407,017
                                      ----------     ----------
Total Inventory                       $5,025,625     $2,563,999
Less: Amount classified
  as long-term                         1,241,006      1,243,754
                                      ----------     ----------
                                      $3,784,619     $1,320,245
                                      ----------     ----------

2.  RELATED-PARTY TRANSACTIONS

     Certain shareholders owning or controlling approximately 17% of the outstanding stock of the Company own controlling interest in the outstanding stock of Williams Enterprises of Georgia, Inc. Billings to this entity and its affiliates were approximately $272,000 and $755,000 for the three and six months ended January 31, 1999 and $214,000 and $394,000 for the three and six months ended January 31,
1998, respectively.

     Certain shareholders owning or controlling approximately 17% of the outstanding stock of the Company own 100% of the stock of The Williams and Beasley Company. Net billings from this entity were approximately $23,000 and $127,000 during the three and six months ended January 31, 1999 and $0 and $57,000 for the three and six months ended January 31, 1998, respectively.


3.  COMMITMENTS/CONTINGENCIES

A:  PRECISION COMPONENTS CORPORATION:     The Company received a
favorable decision in this case, and judgment in favor of the Company was entered on March 4, 1998 by the Circuit Court for the City of Richmond. The plaintiffs, Industrial Alloy Fabricators, Inc. and Precision Components Corp., have perfected appeal to the Supreme Court of Virginia, which was accepted on September 21, 1998.
The Virginia Supreme Court heard oral argument on February 23,
1999,
and a decision is pending. The suit, against Williams Industries, Inc. and IAF Transfer Corporation, is for $300,000 plus interest and fees arising from a product liability claim against the Company. Management believes the ultimate outcome will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

B:  General:     The Company is party to various other claims
arising in the ordinary course of its business. Generally, claims exposure in the construction services industry consists of workers compensation, personal injury, products' liability and property damage. The Company believes that its insurance accruals, coupled with its liability coverage, is adequate coverage for such claims.


4. EARNINGS PER SHARE

     SFAS 128 "Earnings per Share", which became effective for financial statement periods ending after December 15, 1997, requires that a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for income from continuing operations be presented for each period for which the income statement is presented. Diluted earnings per share for the three and six months ended January 31, 1999 are not presented because the impact of the outstanding options was not dilutive. Diluted earnings per share for the three and six months ended January 31, 1998 are not presented because the Company was in a loss position and the assumed conversion of convertible debentures would have been antidilutive.

     The objective of the Basic EPS is to measure the performance of an entity over the reporting period. Basic EPS is computed by dividing the income available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period they were outstanding.


5.  SEGMENT INFORMATION

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

     Information about the Company's operations in its operating segments for the three months ended January 31, 1999 and 1998, is as follows:

                        Three Months Ended       Six Months Ended
                            January 31,             January 31,
                        1999        1998         1999        1998
                    ----------- -----------  -----------
-----------
Revenues:
  Construction      $4,307,467  $3,705,875   $9,469,548  $7,574,276
  Manufacturing      2,902,275   2,073,900    5,562,440   4,950,132
  Other                304,393     306,805      592,463     626,737
                    ----------- -----------  -----------
-----------
                     7,514,135   6,086,580   15,624,451  13,151,145
                    ----------- -----------  -----------
-----------
Intersegment revenues:
  Construction         422,205     352,674      893,093     533,205
  Manufacturing        188,034      13,773      262,701      24,039
  Other                130,859      87,752      266,153     177,570
                    ----------- -----------  -----------
-----------
  Total                741,098     454,199    1,421,947     734,814
                    ----------- -----------  -----------
-----------
Consolidated revenues:
  Construction       3,885,262   3,353,201    8,576,455   7,041,071
  Manufacturing      2,714,241   2,060,127    5,299,739   4,926,093
  Other                173,534     219,053      326,310     449,167
                    ----------- -----------  -----------
-----------
Total consolidated
  revenues           6,773,037   5,632,381   14,202,504  12,416,331
                    ----------- -----------  -----------
-----------
Depreciation:
  Construction         241,358     227,752      480,919     455,644
  Manufacturing         48,573      37,636       96,153      74,775
  Other                 27,796      39,168       55,074      80,637
                    ----------- -----------  -----------
-----------
  Total                317,727     304,556      632,146     611,056
                    ----------- -----------  -----------
-----------

Earnings before income
taxes, equity earnings
and minority interest:
  Construction         224,405     937,312      554,253   1,672,426
  Manufacturing        308,068       8,564      541,408
(51,780)
  Other               (189,849) (1,438,372)    (530,341)
(1,898,367)
                    ----------- -----------  -----------
-----------
  Total              $ 342,624  $ (492,496)   $ 565,320  $
(277,721)
                    ----------- -----------  -----------
-----------

Segment assets:
  Construction                              $16,365,641 $15,484,551
  Manufacturing                               9,461,665   5,603,095
  Other                                       6,297,374   6,811,170
                                            -----------
-----------
  Total                                     $32,124,680 $27,898,816
                                            -----------
-----------


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Overall activity in each of the company's construction subsidiaries increased during the second quarter of Fiscal 1999 as marketplace demands continued to be fueled by governmental and
commercial spending.   The increased governmental spending on
infrastructure, particularly as it relates to bridge girders, is expected to continue not only throughout the fiscal year but also for several years hence.

     The Company's operations continue to serve the industrial, commercial and institutional construction markets. Each of the Company's operating subsidiaries experienced increases in Revenues for the three months ended January 31, 1999 as compared to the three months ended January 31, 1998, and improvement in profit margins were also achieved.

     Several of the Company's subsidiaries have been expanding
their
work force, with the most notable increase occurring at Williams Bridge Company. Williams Bridge has not only increased its work force by approximately 25% during the quarter ended January 31, 1999 but also is taking steps to increase capacity and efficiency through capital investments at both its Manassas and Richmond, Virginia plants. Capital improvements are also occurring throughout the corporation, including upgrades to the Company's fleet.


Financial Condition
     The Company experienced improvement in financial performance during the quarter ended January 31, 1999. When the revenues for the quarter ended January 31, 1999 are compared with the revenues of the quarter ended January 31, 1998, revenues increased by approximately 20 percent while direct costs declined slightly. When the six months ended January 31, 1999 are compared to the six months ended January 31, 1998, revenues increased by approximately 14%. Gross profit increased substantially, by nearly 65 percent for the quarter to quarter comparison and approximately 34% for the six month comparison, resulting in a concomitant increase in earnings and shareholders' equity. As of January 31, 1999, stockholder's equity was $9,535,257, compared to $6,343,667 a year ago at January
31, 1998, an increase of nearly 50%.

     There was an increase in both current assets and current liabilities. Current assets increased by approximately $3.3 million from July 31, 1998. This increase is primarily attributable to the
Company's increased manufacturing workload. The related purchase of raw materials in inventory represent approximately $2.5 million of the increase. Additionally, prepaid expenses increased by approximately $800,000 due to the Company's annual insurance renewals.

     Current liabilities increased by approximately $2.8 million from July 31, 1998. The approximate $1 million increase in accounts payable and the approximate $1.5 million increase in billings in excess of cost are primarily related to the Company's increase in inventory.

     As discussed in the Company's Form 10-K for the year ended
July
31, 1998, the Company has substantial net operating loss carryforwards ("NOLs"). In accordance with generally accepted accounting principles, the Company recognizes quarterly income tax provisions at statutory rates for federal and state income taxes. However, the Company is required on an annual basis to evaluate the probability of utilizing its NOLs and to recognize as income a portion of the benefit which is likely to be utilized. The effect of this process during the past two fiscal years has been to substantially erase the quarterly tax provisions and to recognize additional income tax benefits in the results for the fiscal year.
Management believes, based on its internal projections and market analysis, that the Company will recognize additional portions of the benefit of its NOLs at July 31, 1999.

     The Company's improved financial condition is enabling it to negotiate the terms and conditions of some of its current debt agreements, which, when complete, should improve not only cash flow, but also the Company's ability to finance further capital improvements and operational growth.

     As of January 31, 1999, the Company is in compliance with all of its debt covenants.


Bonding

     The Company has a comprehensive bonding program, with $20 million available from Fidelity and Deposit Company of Maryland. In addition, the Company has in excess of $6 million bonded with its workers' compensation underwriter. Although the Company's ability to bond work is more than adequate, the Company has traditionally relied on its superior reputation to acquire work and will continue to do so. However, the Company recognizes that, as it expands its geographic range for providing goods and services, it will be necessary to provide bonds to clients unfamiliar with the Company.


Liquidity

     The Company's operations require significant amounts of working capital to procure materials for contracts to be performed over relatively long periods, and for purchases and modifications of heavy-duty and specialized fabrication equipment. Furthermore, in accordance with normal payment terms, the Company's customers often will retain a portion of amounts otherwise payable to the Company during the course of a project as a guarantee of completion of that project. To the extent the Company is unable to receive project payments in the early stages of a project, the Company's cash flow would be reduced, which could have an adverse effect on the Company's cash flow.

     As a result of the increased activity discussed elsewhere in this document, the Company has been using cash to purchase materials and other "start-up" costs associated with construction lead times.
For the six months ended January 31, 1999, the Company's operations used cash of $611,152 compared to $513,647 for the six months ended
January 31, 1998.

     Investing activities also used cash during the six months
ended
January 31, 1999.   Expenditures for property, plant and equipment
continued to remain low as the Company has been updating its assets primarily though operating leases. Management believes that cost efficient leasing instead of more traditional buying and/or borrowing offers cash flow and balance sheet advantages. It should be noted, however, that the Company is anticipating capital expenditures at several of its facilities in the near term.

     Financing activities provided net cash as the Company
utilized
its line of credit and other borrowing instruments to facilitate operations. The current portion of notes payable presents the scheduled principal payments due within twelve months of January 31,
1999.  This figure has risen since July 31, 1998 because of
several
factors.  The Company's insurance renewals, with premiums payable in
full at inception, occur on September 1 and December 1 annually. Because of favorable rates available on premium finance and in order to match cash flow more closely with revenue, the Company
typically
finances its insurance premium over the policy term. This caused the current portion of notes payable to increase by approximately $1
million between July 31, 1998 and January 31, 1999.   The asset
side
of the balance sheet reflects a corresponding increase in "prepaid expense." The Company expects this amount to follow an annual pattern of fluctuation, decreasing somewhat from year to year as the
Company continues its efforts to reduce overall debt and to refinance existing debt at more favorable rates and terms.

     Going forward, management believes that operations will generate sufficient cash to fund activities. However, as revenues increase, it may become necessary to increase the Company's credit facilities to handle short term cash requirements. Management, therefore, is focusing on the proper allocation of resources to ensure stable growth. Certain items that are not easily leased are being obtained through capitalized loans, which then become part of the Company's real property.


Operations

     The quarter ended January 31, 1999 was strong due to a combination of events and circumstances. The mild winter in the Company's traditional geographic work areas, coupled with increased spending at all levels of government as well as in the commercial sector, caused the Company's overall revenues to increase by approximately 20 percent from the prior year's quarter.

     This increase was spread throughout the Company's operating subsidiaries, but it was most apparent at Williams Bridge Company where revenues in the quarter increased by more than 40 percent over the prior period. Direct costs declined because of several jobs in which the customer provided materials and also because of improved labor efficiency and lower costs of materials in general.

     Improvements in profit margins varied by subsidiary, but generally costs were in keeping with expectations and budgets.

     During the quarter ended January 31, 1999, Williams Bridge Company hired a number of former employees of an out-of-business competitor to handle the increased backlog. The former competitor officially ceased operations as of November 1, 1998 and Williams Bridge took advantage of the opportunity to hire a highly trained work force. The elimination of this competitor in the marketplace also has been beneficial to improving overall margins in bidding.

     Williams Bridge Company currently is dealing almost exclusively with governmental projects, which are increasing as the states spend money allocated and appropriated from the various federal infrastructure programs approved by Congress in recent years. As of
January 31, 1999, Williams Bridge Company had the highest backlog, more than $18 million, in the subsidiary's history. It is expected that this subsidiary will continue to benefit from increased government spending directly or indirectly related to the federal Transportation Efficiency Act for the 21st Century (TEA21) for several more years.

     Williams Steel Erection Company, Greenway Corporation,
Williams
Equipment Corporation and Piedmont Metal Products continue to work for diverse customers in the industrial, commercial, and governmental markets.


1999 Quarter Compared to 1998 Quarter

     For the three months ended January 31, 1999, the Company had net earnings of $214,802 or $0.06 per share. These earnings compare to a prior year's loss of $475,622 or $0.16 per share for the comparable quarter in Fiscal 1998. However, these comparisons cannot be taken in a vacuum. While the quarter ended January 31, 1999 was indeed a good one from an operating perspective, the quarter ended January 31, 1998 contained a number of one time events
which contributed to the loss.   The most significant one time
event
in the prior year was the Company's write off of approximately $800,000 of its investment in an unconsolidated affiliate.

     Other exceptional events in the quarter ended January 31,
1998
included: The gain of approximately $204,000 recognized on the Company's sale of its headquarters' property in Falls Church, Virginia; the recognition of a $809,000 Gain on Extinguishment of Debt from the reversal of accounts payable due to the liquidation of a former subsidiary; and a net increase of approximately $500,000 in reserves for litigation settlements.

     The Condensed Consolidated Statements of Earnings for the three months ended January 31, 1999 reflect a reduction in G&A expense of approximately $237,000 resulting from the reduction of a reserve established for potential sales and use tax liability, which was settled during the quarter.

     Revenue at Greenway Corporation, Piedmont Metal Products, Williams Bridge Company, Williams Equipment Corporation, and Williams Steel Erection Company increased when compared to the second quarter of Fiscal 1998. With the exception of Williams Steel
Erection Company, each of these subsidiaries also experienced an increase in gross profit and an increase in pre-tax profit.

     Williams Steel Erection Company, ironically, was somewhat a victim of its success. The subsidiary had a number of jobs in process simultaneously and the company had to work a great deal of unanticipated overtime. The overtime costs, which were necessary to meet commitments to customers, were directly responsible for a portion of the reduced profits. Increases in overhead occurred as a result of the increased workload and a couple of projects did not meet margin expectations.

     The equipment rental and rigging companies, Greenway Corporation and Williams Equipment Corporation, both experienced dramatic improvements in their results for the quarter when compared to the prior year's period. The improvement is attributable to the mild winter and the fact that a number of industrial customers took the opportunity during the holiday season to do routine maintenance requiring cranes and rigging.

     As stated earlier, the Company's manufacturing subsidiaries, Piedmont Metal Products and Williams Bridge Company, both produced better earnings in the second quarter of Fiscal 1999 than in the comparable quarter of Fiscal 1998. A combination of factors, including the ability to work more efficiently due to the addition of computerized burning equipment as well as the addition of more trained personnel, influenced the change at Williams Bridge Company.
This subsidiary now has the ability to buy materials more competitively. Piedmont Metal Products also produced higher pre-tax earnings, which when considered as a percentage increase was actually higher than that achieved by Williams Bridge Company.

     As the Condensed Consolidated Statements of Earnings shows, overall construction revenue grew from $3,353,201 in the three months ended January 31, 1998 to $3,885,262 in the comparable quarter of Fiscal 1999. Manufacturing revenue expanded from $2,060,127 in the second quarter of Fiscal 1998 to $2,714,241 in the second quarter of Fiscal 1999.

     The Company's subsidiaries continue to diversify both their geographic marketplaces as well as their customer base. It is anticipated that this trend will continue.


Six Months Ended January 31, 1999 Compared to Six Months Ended
January 31, 1998

     As noted in the quarter to quarter comparisons above, there were a number of unusual events in the second quarter of Fiscal
1998
which influence the six month comparisons.

     In addition to the previous information, it should be noted that while revenues improved universally when the six months ended January 31, 1999 are compared to the six months ended January 31, 1998, the manufacturing segment experienced a significant cost decline while construction segment costs increased. This, fundamentally, is a factor of the difference in material costs in the manufacturing segment, which declined, and the labor costs in the construction segment, which increased. Gross margins in both segments, however, increased.

     It should also be noted that the construction revenues for the six months ending January 31, 1998 included approximately $409,000 in revenue due to the sale of equipment. The comparable six month period in this fiscal year did not have any equipment sales.


Backlog

     Despite the fact that the Company produced increased revenues during the quarter ended January 31, 1999, the Company's backlog nevertheless continued to increase. Backlog at January 31, 1999 was
$29.2 million as compared to $21.8 million at January 31, 1998 and $21.7 million at July 31, 1998. As stated earlier, this is due in large part to the increases occurring in the manufacturing subsidiaries, particularly Williams Bridge Company. Construction backlog remains consistent with a combination of smaller projects rather than traditionally higher profit "mega" jobs. Most of the backlog will be completed within the next 12 months if contract schedules are followed. Management believes that the level of work is sufficient to allow the Company to have adequate work throughout
Fiscal 1999.


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


Dependence Upon Key Personnel

     The Company's success depends on the continued services of the
Company's senior management and key employees as well as the Company's ability to attract additional members to its management team with experience in the construction industry. The unexpected loss of the services of any of the Company's management or other key personnel, or its inability to attract new management when necessary, could have a material adverse effect on the Company.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

     The Company believes that there have been no material changes in exposure to market risks during the second quarter of Fiscal
1999
from those set forth in the Company's Annual Report filed with the Commission on Form 10 K for the year ended July 31, 1998.


                     PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Precision Components Corp.

     The Company received a favorable decision in this case, and judgment in favor of the Company was entered on March 4, 1998 by the Circuit Court for the City of Richmond. The plaintiffs, Industrial Alloy Fabricators, Inc. and Precision Components Corp., perfected an appeal to the Supreme Court of Virginia, which was accepted on September 21, 1998. The Virginia Supreme Court heard oral argument on February 23, 1999, and a decision is pending.
The suit, against Williams Industries, Inc. and IAF Transfer Corporation, is for $300,000 plus interest and fees arising from a product liability claim against the Company. Management believes the ultimate outcome will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

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

     None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5.  OTHER INFORMATION

Year 2000

     The Company has developed a plan to assure that its computers are Year 2000 compliant and has begun implementation of the plan. The plan calls for the conversion efforts to be completed by the end of the Fiscal Year ending July 31, 1999. The Year 2000 issues result from some computer programs being written using two digits rather than four to define applicable years. The maximum total cost of the conversion project is estimated to be $200,000 and will be funded through operating cash flows and financing.

     Management believes that direct Year 2000 exposure in its industry is relatively low, with indirect exposure coming from possible temporary disruptions in external sources such as the financial services, insurance and public utility sectors. Because any problems are likely to occur during the winter when construction activity is relatively low, the Company believes that adequate resources will be available to address any problems that may occur.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          None.

     (b) Reports on Form 8-K

          None.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             WILLIAMS INDUSTRIES, INCORPORATED

March 5, 1999                /s/  Frank E. Williams, III
                                Frank E. Williams, III
                                President, Chairman of the
                                Board
                                Chief Financial Officer