Form 10-Q
period 1999-04-30
WILLIAMS INDUSTRIES INC
filed 1999-06-04
CIK 107294

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                               FORM 10-Q

          Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


FOR QUARTER ENDED                            April 30, 1999

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

                  Yes  X                  No

                            3,583,877

Number of Shares of Common Stock Outstanding at April 30, 1999

                           WILLIAMS INDUSTRIES, INCORPORATED
                     CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                      (Unaudited)

                             Three Months Ended           Nine Months Ended
                                    April 30,                  April 30,
                                1999        1998          1999        1998
REVENUE
    Construction            $ 4,204,599  $ 5,254,976  $ 12,781,054  $12,296,047
    Manufacturing             4,970,374    2,396,992    10,270,113    7,323,085
    Other                       132,065      194,949       458,375      644,116
         Total revenue        9,307,038    7,846,917    23,509,542   20,263,248

DIRECT COSTS
    Construction              2,580,050    2,962,243     7,893,493    7,070,061
    Manufacturing             3,421,586    1,534,718     6,426,905    5,475,359
        Total direct costs    6,001,636    4,496,961    14,320,398   12,545,420

GROSS PROFIT                  3,305,402    3,349,956     9,189,144    7,717,828

OTHER INCOME                     29,794       21,771       115,228      225,827

EXPENSES
    Overhead                    833,875      767,842     2,645,684    2,238,844
    General and admin.        1,502,366    1,580,524     4,017,635    3,727,263
    Depreciation                338,296      301,020       970,442      912,076
    Interest                    237,949      326,387       682,581      947,239
        Total expenses        2,912,486    2,975,773     8,316,342    7,825,422

EARNINGS BEFORE INCOME
 TAXES, EQUITY EARNINGS
 AND MINORITY INTERESTS         422,710      395,954       988,030      118,233

INCOME TAX PROVISION             58,000      109,400       268,700      168,800
EARNINGS (LOSS) BEFORE
 EQUITY EARNINGS AND
 MINORITY INTERESTS             364,710      286,554       719,330      (50,567)

    Equity in earnings
    (loss) of unconsolidated
    affiliates                   37,800       19,400        96,900     (770,471)
    Minority interest in
    consolidated subsidiaries    (9,653)      (4,168)      (35,014)     (24,742)

EARNINGS (LOSS) BEFORE
 EXTRAORDINARY ITEM             392,857      301,786       781,216     (845,780)

EXTRAORDINARY ITEM
    (Loss) gain on
    extinguishment of debt     (192,550)        -         (192,550)     809,000

NET EARNINGS (LOSS)           $ 200,307    $ 301,786     $ 588,666     $(36,780)

EARNINGS (LOSS) PER
 COMMON SHARE - BASIC:
    Earnings (loss) before
    extraordinary item          $ 0.11       $ 0.09        $ 0.22       $(0.27)
    Extraordinary item           (0.05)         -           (0.05)        0.26
EARNINGS (LOSS) PER COMMON
 SHARE- BASIC                    $0.06        $0.09         $0.17       $(0.01)

WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING:
    BASIC                     3,579,691    3,528,489     3,578,592    3,092,578

              See Notes To Condensed Consolidated Financial Statements.

                          WILLIAMS INDUSTRIES, INCORPORATED
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)

                                        ASSETS

                                         April 30, 1999       July 31, 1998
CURRENT ASSETS
  Cash and cash equivalents              $    961,642         $  1,384,339
  Restricted cash                              37,945               54,004
  Certificates of deposit                     685,089              732,616
  Accounts receivable, (net of
    allowances for doubtful accounts
    of $1,042,000 at April 30, 1999
    and $1,211,000 at July 31, 1998):
      Contracts
        Open accounts                       9,652,398            7,057,543
        Retainage                             224,108              585,506
      Trade                                 1,758,585            1,749,778
      Other                                    53,463              302,445
  Inventory                                 3,536,171            1,320,245
  Costs and estimated earnings in
    excess of billings on
    uncompleted contracts                     464,588              665,926
  Notes receivable                             24,942               33,706
  Prepaid expenses                          1,281,953              568,689
    Total current assets                   18,680,884           14,454,797

  PROPERTY AND EQUIPMENT, AT COST          19,311,434           19,066,486
        Accumulated depreciation           (9,813,589)          (9,355,343)
        Property and equipment, net         9,497,845            9,711,143

  OTHER ASSETS
    Notes receivable                          106,110              128,761
    Investments in
      unconsolidated affiliates             1,026,381              979,769
    Deferred income taxes                   2,005,000            2,240,000
    Inventory                               1,247,228            1,243,754
    Other                                     722,065              354,971
      Total other assets                    5,106,784            4,947,255

TOTAL ASSETS                              $33,285,513          $29,113,195

                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                         April 30, 1999       July 31, 1998

CURRENT LIABILITIES
  Current portion of notes payable        $ 2,110,772          $ 1,947,618
  Accounts payable                          5,104,581            4,017,376
  Accrued compensation and
    related liabilities                       649,685              760,620
  Billings in excess of costs and
   estimated earnings on
   uncompleted contracts                    3,972,368            1,885,069
  Deferred income                             215,234              306,000
  Other accrued expenses                    2,425,561            2,357,125
  Income taxes payable                        122,300              159,200
    Total current liabilities              14,600,501           11,433,008

LONG-TERM DEBT
  Notes payable, less current portion       8,717,158            8,357,119

    Total Liabilities                      23,317,659           19,790,127

MINORITY INTERESTS                            221,732              189,618

COMMITMENTS AND CONTINGENCIES                    -                    -

STOCKHOLDERS' EQUITY
  Common stock - $0.10 par value,
    10,000,000 shares authorized;
    3,583,877 and 3,576,429 shares issued
    and outstanding                           358,388              357,643
  Additional paid-in capital               16,408,965           16,385,704
  Accumulated deficit                      (7,021,231)          (7,609,897)

    Total stockholders' equity              9,746,122            9,133,450


TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                    $33,285,513          $29,113,195

            See Notes To Condensed Consolidated Financial Statements.

                     WILLIAMS INDUSTRIES, INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
Nine Months Ended April 30,                       1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                 $ 588,666       $ (36,780)
Adjustments to reconcile
net earnings (losses) to net cash
used in operating activities:
  Depreciation and amortization                  970,442         912,076
  (Decrease) increase in allowance
    for doubtful accounts                       (169,074)        619,930
  Loss (gain) on extinguishment of debt          129,500        (809,000)
  Gain on disposal of property,
    plant and equipment                          (34,138)       (777,045)
  Decrease in deferred income taxes              235,000         130,000
  Minority interest in earnings                   35,014          24,742
  Equity in (earnings) loss of affiliates        (96,900)        770,471
  Dividend from unconsolidated affiliate          50,288          44,700
Changes in assets and liabilities:
  Decrease in notes receivable                    31,415          38,721
  Increase in open contracts receivable       (2,373,197)     (1,427,565)
  Decrease in contract retainage                 361,398          75,484
  Increase in trade receivables                  (33,391)         (7,931)
  Decrease (increase) in other receivables       220,982        (161,938)
  Decrease in contract claims                       -           (465,975)
  (Increase) decrease in inventories          (2,219,400)        608,397
  Decrease in costs and estimated earnings
    related to billings on uncompleted
    contracts (net)                            2,288,637           6,209
  Increase in prepaid expenses
    and other assets                          (1,209,908)       (313,736)
  Increase in accounts payable                 1,087,205         229,556
  Decrease in accrued compensation
    and related liabilities                     (110,935)        (78,013)
  Increase in other accrued expenses              68,436          61,056
  (Decrease) increase in deferred income         (90,766)           -
  (Decrease) increase in income taxes payable    (36,900)         33,000
NET CASH USED IN OPERATING ACTIVITIES           (307,626)       (523,641)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property,
    plant and equipment                         (902,256)       (493,906)
  Decrease in restricted cash                     16,059         218,618
  Proceeds from sale of property,
    plant and equipment                          179,250       1,859,159
  Purchase of certificates of deposit           (445,062)              0
  Maturities of certificates of deposit          492,589               0
NET CASH (USED IN) PROVIDED BY
INVESTING ACTIVITIES                            (659,420)      1,583,871

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                     6,006,141       2,100,583
  Repayments of notes payable                 (5,482,948)     (4,310,499)
  Issuance of common stock                        24,006         145,028
  Minority interest dividends                     (2,900)         (7,000)
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                             544,299      (2,071,888)

NET DECREASE IN CASH AND CASH EQUIVALENTS       (422,747)     (1,011,658)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                          1,384,339       1,867,144
CASH AND CASH EQUIVALENTS, END OF PERIOD      $  961,592      $  855,486

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Cash paid during the period for:
    Income Taxes                                 $70,600          $8,400
    Interest                                    $692,716        $921,682

        See Notes To Condensed Consolidated Financial Statements.


       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         April 30, 1999


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying condensed consolidated financial statements have been prepared in accordance with rules established by the Securities and Exchange Commission. Certain financial disclosures required to present the financial position and results of operations in accordance with generally accepted accounting principles are not included herein. The reader is referred to the financial statements included in the annual report to shareholders for the year ended July 31, 1998. The interim financial information included herein is unaudited. However, such information reflects all adjustments, consisting solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position as of April 30, 1999 and the results of operations for the three and nine months ended April 30, 1999 and 1998, and cash flows for the nine months ended April 30, 1999 and 1998.

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

     SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", revises disclosure about pension and
other postretirement benefit plans.  It was   adopted in Fiscal
Year 1999 and has no impact on the Company's financial statements.

     SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments and for hedging activities. This standard will be adopted in Fiscal 2000. The Company has not yet determined what the impact, if any, of implementing this standard will be.


1.  NOTES PAYABLE

During the three months ended April 30,1999, the Company closed a loan agreement with United Bank which significantly changed the structure of the Company's Notes Payable. The agreement, secured by the Company's real estate, equipment and inventory, consists of three notes:

    Note 1 is a real estate note in the amount of $2,460,750, payable in equal payments for fifteen years with no balloon payment, which bears interest at 8.7% fixed for the first ten years and at the Prime rate of interest for years 11-15.

    Note 2 is an equipment note in the amount of $639,250, payable in equal payments for ten years with no balloon payment, which bears interest at 8.7% fixed.

    Note 3 is a $1 million revolving credit note, payable interest only at Prime + 1.25%, due in 24 months but renewable annually.

The proceeds of Notes 1 & 2 were used to retire the company's obligations to CIT Group/Credit Finance, Inc. and to BB&T (formerly Franklin National Bank), as well as pay the costs and expenses associated with the closing. Closing occurred on April 16, 1999. The proceeds of Note 3 will be used for working capital.

     When compared to the terminated agreements, the United facility substantially reduces the Company's cash flow commitments, from approximately $50,000 to $32,500 per month.
There are also interest and other cost savings of more than 2% per year on approximately $3 million of prior debt.


2.  INVENTORIES

     Inventory consisted of the following:

                                  April 30, 1999   July 31, 1998
Expendable tools
  and equipment                    $  810,463       $  805,318
Supplies                              351,853          351,664
Materials                           3,621,083        1,407,017
Total Inventory                    $4,783,399       $2,563,999
Less: Amount classified
  as long-term                      1,247,228        1,243,754
                                   $3,536,171       $1,320,245


3.  RELATED-PARTY TRANSACTIONS

     Certain shareholders owning or controlling approximately 17% of the outstanding stock of the Company own controlling interest in the outstanding stock of Williams Enterprises of Georgia, Inc.
Billings to this entity and its affiliates were approximately
$138,000 and $893,000 for the three and nine months ended April
30, 1999 and $779,000 and $1,173,000 for the three and nine months ended April 30, 1998, respectively.

     Certain shareholders owning or controlling approximately 17% of the outstanding stock of the Company own 100% of the stock of The Williams and Beasley Company. Net billings from this entity were approximately $166,000 and $293,000 during the three and nine months ended April 30, 1999 and $0 and $57,000 for the three and nine months ended April 30, 1998, respectively.


4.  COMMITMENTS/CONTINGENCIES

     The Company is party to various claims which arise in the ordinary course of its business. Generally, claims exposure in the construction services industry consists of workers compensation, personal injury, products' liability and property damage. The Company believes that its insurance accruals, coupled with its liability coverage, is adequate coverage for such claims.


5. EARNINGS PER SHARE

     SFAS 128 "Earnings per Share", which became effective for financial statement periods ending after December 15, 1997, requires that a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for income from continuing operations be presented for each period for which the income statement is presented. Diluted earnings per share for the three and nine months ended April 30, 1999 and the three months ended April 30, 1998 are not presented because the impact of the outstanding options was not dilutive. Diluted earnings per share for the nine months ended April 30, 1998 are not presented because the Company was in a loss position.

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

     Information about the Company's operations in its operating segments for the three and nine months ended April 30, 1999 and 1998, is as follows:


                    Three Months Ended          Nine Months Ended
                         April 30,                   April 30,

                     1999       1998         1999        1998
                 ----------- -----------  ----------- -----------
Revenues:
  Construction   $4,618,000  $5,869,000   $14,088,000 $13,443,000
  Manufacturing   4,844,000   2,420,000    10,406,000   7,370,000
  Other             279,000     311,000       871,000     938,000
                  9,741,000   8,600,000    25,365,000  21,751,000

Intersegment revenues:
  Construction      413,000     614,000     1,307,000   1,147,000
  Manufacturing    (126,000)     23,000       136,000      47,000
  Other             147,000     116,000       412,000     294,000
  Total             434,000     753,000     1,855,000   1,488,000

Consolidated revenues:
  Construction    4,205,000   5,255,000    12,784,000  12,296,000
  Manufacturing   4,970,000   2,397,000    10,270,000   7,323,000
  Other             132,000     195,000       459,000     644,000
Total consoli-
dated revenues   $9,307,000  $7,847,000   $23,510,000 $20,263,000

Depreciation:
  Construction    $ 246,000   $ 231,000    $  727,000  $  687,000
  Manufacturing      65,000      42,000       161,000     117,000
  Other              27,000      28,000        82,000     108,000
Total             $  38,000  $  301,000    $  970,000  $  912,000


Earnings before income
taxes, equity earnings
and minority interest:
  Construction    $ 442,000   $ 585,000    $  996,000  $2,257,000
  Manufacturing     421,000     135,000       962,000      83,000
  Other            (440,000)   (324,000)     (970,000) (2,222,000)
  Total           $ 423,000   $ 396,000    $  988,000  $  118,000

Segment assets:
  Construction                            $16,069,000 $15,905,000
  Manufacturing                            11,463,000   6,314,000
  Other                                     5,754,000   6,894,000
  Total                                   $33,286,000 $29,113,000


Item 2.  Management's Discussion and Analysis
Financial Condition and Results of Operations


General

     Increased governmental spending on infrastructure, particularly as it relates to bridge girders, translated into significant increases in revenue for the Company's manufacturing
subsidiaries during the third quarter.   It is anticipated that
the Company will continue to benefit from increased governmental spending throughout the anticipated five-year life of the federal Transportation Efficiency Act for the 2lst Century (TEA 21).

     In contrast to the burgeoning manufacturing market, construction revenues declined by about twenty percent during the quarter. Each of the construction subsidiaries, however, operated profitably during what is traditionally the weakest quarter of the year due to scheduling and weather concerns.

     All of the Company's operations will benefit from the parent organization's conversion of a significant portion of its long-term debt in a new agreement with United Bank. The agreement, which was executed during the quarter, significantly reduces the Company's cash flow commitments while simultaneously reducing interest expense.

     Another positive note occurred during the quarter when the Supreme Court of Virginia ruled in the Company's favor in relation
to an old lawsuit arising from a product liability claim.   With
this verdict, the Company currently is not involved in any legal contingencies outside the ordinary course of its business. The Company believes that its insurance accruals, coupled with its liability coverage, is adequate coverage for the normal course of business.

     Capital improvements, while most notably occurring in the manufacturing segment, continue throughout the corporation.
Financing for these improvements continues to be obtained at favorable rates.


Financial Condition

      Revenues increased significantly during the quarter ended April 30, 1999 when compared both to the immediately preceding quarter which ended January 31, 1999 and to quarter ended April 30, 1998. Revenues were nearly 37 percent higher than the quarter ended January 31, 1999 and approximately 19 percent higher than
the comparable quarter ended April 30, 1998.   Operating earnings
of $422,710 for the three months ended April 30, 1999 also compare favorably to the $395,954 in earnings before extraordinary items for the three months ended April 30, 1998. However, Net Earnings were reduced by $192,550 in the three months and nine months ended April 30, 1999 because of expenses associated with the Company's new banking agreement and the penalties incurred for early
termination and other associated expenses.   These expenses are
shown under Extraordinary Items. The new agreement, however, will result in significant long-term reduction in interest expense going forward.

     The Company's improving operating results become even more apparent when comparisons are drawn on a nine month basis. Total revenue increased from $20,263,248 for the nine months ended April 30, 1998 to $23,509,542 for the nine months ended April 30, 1999. Taken in a vacuum, this comparison might seem like a modest improvement. However, when it is put into the context of earnings before extraordinary items, the $781,216 earnings for the nine months ended April 30, 1999 show significant improvement from the nine months ended April 30, 1998.


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



Liquidity

     The Company's operations require significant amounts of working capital to procure materials for contracts to be performed over relatively long periods, and for purchases and modifications of heavy-duty and specialized fabrication equipment. Furthermore, in accordance with normal payment terms, the Company's customers often will retain a portion of amounts otherwise payable to the Company during the course of a project as a guarantee of completion of that project. To the extent the Company is unable to receive payments in the early stages of a project, cash flow is reduced.

     Even though the Company is experiencing significant expenditures and start-up costs in both its manufacturing and construction activities, cash flow during the nine months ended April 30, 1999 improved when compared to the nine months ended
April 30, 1998.   For the nine months ended April 30, 1999, the
Company's operations used cash of $307,626 as compared to the
$523,641 used in the nine months ended April 30, 1998.   This
comparison becomes more impressive when the more than $2 million increase in inventories as of the nine months ended April 30, 1999 is taken into account.

     Improvements in the Company's property, plant and equipment are reflected in the fact that investing activities continued to
use cash during the nine months ended April 30, 1999.   The
Company has spent nearly $1 million for property, plant and equipment, mainly in its bridge girder manufacturing facilities as shown in investing activities. The Company also continues to update some of its assets, particularly cranes, though operating leases. Management believes that balancing cost efficient leasing with certain forms of more traditional buying and/or borrowing offers cash flow and balance sheet advantages.

     The Company, as mentioned earlier, converted a significant portion of its long term debt to more favorable terms during the quarter. As a result, financing activities, specifically proceeds from borrowings, provided net cash as the Company utilized its line of credit and other borrowing instruments to facilitate operations and the repayment of notes payable in the amount of $5,482,948.

     While the new bank agreement and its related expenses have already been discussed, it should also be noted that the current portion of notes payable represents the scheduled principal payments due within twelve months of April 30, 1999 on all notes payable of the Company. This figure increased since July 31, 1998 due to the combination of reasons already cited as well as the fact that the Company's insurance renewals, with premiums payable in full at inception, occur on September 1 and December 1 annually. Because of favorable rates available on premium finance and in order to match cash flow more closely with revenue, the Company typically finances its insurance premium over the policy term. This caused the current portion of notes payable to increase by approximately $1 million between July 31, 1998 and January 31, 1999. The asset side of the balance sheet reflects a corresponding increase in "prepaid expense." The Company expects this amount to follow an annual pattern of fluctuation, decreasing somewhat from year to year as the Company continues its efforts to reduce overall debt and to refinance existing debt at more favorable rates and terms. It should be noted that the current portion of notes payable declined from $2,580,695 at January 31,
1999 to $2,110,772 at April 30, 1999.   This reduction is due to a
combination of reasons, including routine scheduled payments, but is due in large measure to the Company's early termination of prior loan agreements in favor of the new United Bank terms described in the accompanying Notes to Condensed Consolidated Financial Statements.

     Going forward, management believes that operations and credit facilities will generate sufficient cash to fund activities. However, as revenues increase, it may become necessary to increase the Company's credit facilities to handle short term cash requirements. Management, therefore, is focusing on the proper allocation of resources to ensure stable growth. Certain items that are not easily leased are being obtained through capitalized loans, which then become part of the Company's real property.


Operations

     While the Company's operating companies (Greenway Corporation, Piedmont Metal Products, Inc., Williams Bridge Company, Williams Equipment Corporation, and Williams Steel Erection Company) each produced profitable results from their activities during the quarter ended April 30, 1999, there was a
wide variance in the level of activity at each subsidiary.   Both
of the manufacturing companies (Williams Bridge and Piedmont) had significant increases in their revenues and these increased revenues translated into improved results. More detail on this topic will be provided in the quarter to quarter and year to year
comparisons.   All of the supporting activities (WII Realty
Management, the Company's insurance operations and the parent company itself) each experienced declines in revenue during the
quarter.   Most, if not all, of the prior gains shown by these
"supporting" activities had been due to exceptional items such as debt forgiveness and the settlement of old insurance and legal
issues.   It is anticipated that the five primary operating
companies will make sufficient profits to cover supporting activities.

     Williams Bridge Company continues to seize opportunities in
its burgeoning marketplace.   The subsidiary's revenue more than
doubled for the quarter and increased by approximately 40 percent
when the nine months are compared.   The subsidiary, however,
continues to experience costs associated with expanding its operations at both its Manassas and Richmond, Virginia plants. Steps, such as the installation of new cranes and computerized burning machines, are being taken at both plants in order to improve capacity and material handling. Innovative measures are also being used to identify and hire qualified employees to staff the increased workload.

     Williams Bridge Company deals almost exclusively with governmental projects and, although work is being produced in large quantity, its backlog continues to increase. As of April 30, 1999, Williams Bridge Company reported a backlog of approximately $27 million. This backlog, despite tremendous amounts of work already produced during the quarter, is $9 million higher than the prior quarter's backlog and more than double that of a year ago. It is expected that this subsidiary will continue to benefit from increased government spending directly or indirectly related to the federal Transportation Efficiency Act for the 21st Century (TEA21) for several more years.

     Piedmont Metal Products, Inc., the other manufacturing subsidiary, also experienced increases to its revenue. Like Williams Bridge, Piedmont is in an expansion mode in order to capture new business opportunities. The subsidiary is currently
working to obtain certification from the AISC.   Once the AISC
certification is obtained, a plethora of new projects will be available for the subsidiary to bid in addition to its already burgeoning backlog.

     With the exception of Williams Equipment Corporation, which is doing a great deal of support work for the manufacturing subsidiaries as well as working for outside customers, revenue in
the construction segment declined during the quarter.   This was
most apparent at Williams Steel Erection Company, where an approximate 25 percent decline in revenue from the three months ended April 30, 1998 to the three months ended April 30, 1999 is attributed to the subsidiary's cycle between major jobs.

     Williams Steel Erection Company, Greenway Corporation,
Williams Equipment Corporation and Piedmont Metal Products continue to work for diverse customers in the industrial, commercial, and governmental markets.


1999 Quarter Compared to 1998 Quarter

     For the three months ended April 30, 1999, the Company had net earnings of $200,307 or $0.06 per share. These earnings compare to prior year's earnings of $301,786 or $0.09 per share for the comparable quarter in Fiscal 1998. At least two items, one in Fiscal 1999 and one in Fiscal 1998, should be taken into account when evaluating these results. The results for the three months ended April 30, 1999 include an extraordinary item of $192,550, which reflects the expenses for closing the new bank agreement and the early termination of prior loan agreements. When the profit before the extraordinary item is compared, the $0.11 per share for the three months ended April 30, 1999 as compared to the $0.09 per share for the three months ended April 30, 1998 is consistent with the Company's increasing revenues. For purposes of strict comparison, it should also be noted that the results for the three months ended April 30, 1998 include revenue of approximately $450,000 for the settlement of an old
claims receivable.   Therefore, when viewed from a purely
operating perspective, the Fiscal 1999 results significantly exceeded those of Fiscal 1998.

     It should be noted that during the quarter Williams Bridge Company, which produced substantially improved profits from the prior year, also incurred significant increased costs, including an overrun on both labor and materials on one specific job. Negotiations are underway to recapture some of the expense.

     As Williams Bridge Company expands its operations, finding qualified personnel has been difficult. The subsidiary has been working substantial overtime hours, which has hurt profit margins. As the subsidiary expands its work force, these margins should improve.

     Revenue at Piedmont Metal Products, Williams Bridge Company, and Williams Equipment Corporation increased when compared to the third quarter of Fiscal 1998, while revenue at Greenway Corporation and Williams Steel Erection Company declined. Both of the manufacturing companies had an increase in gross and pre-tax profit levels.

     As the Condensed Consolidated Statements of Earnings shows, overall construction revenue declined from $5,254,976 in the three months ended April 30, 1998 to $4,204,599 in the three months ended April 30, 1999. Manufacturing revenue increased from $2,396,992 in the three months ended April 30, 19989 to $4,970,374 in the three months ended April 30, 1999.

     The Company's subsidiaries have diversified both their geographic marketplaces as well as their customer bases. It is anticipated that this trend will continue.


Nine Months Ended April 30, 1999 Compared to Nine Months Ended April 30,
1998

     Although comparing the third quarter of Fiscal 1999 to the third quarter of Fiscal 1998 was fairly straightforward, doing the
nine month comparisons is far more complicated.   During the nine
months, there were a number of unusual events which influence the fact that the Company made $0.17 per share on net earnings of $588,866 for the nine months ended April 30, 1999 when compared to the loss of $0.01 from the nine months ended April 30, 1998.

     A significant one time event occurred in the second quarter of Fiscal 1998. The Company wrote off approximately $800,000 of its investment in an unconsolidated affiliate. Other exceptional events in the nine months ended April 30, 1998 included: The gain of approximately $235,000 recognized on the Company's sale of its headquarters' property in Falls Church, Virginia; the recognition of a $809,000 Gain on Extinguishment of Debt from the reversal of accounts payable due to the liquidation of a former subsidiary; and a net expense increase of approximately $500,000 in reserves for litigation settlements.

     The Condensed Consolidated Statements of Earnings for the nine months ended April 30, 1999 reflect a reduction in General and Administrative expense of approximately $237,000 resulting from the reduction of a reserve established for potential sales and use tax liability, which was settled during the quarter ended January 31, 1999.

     During the nine months ended April 30, 1999, manufacturing revenues grew consistently while construction revenues remained
fairly stable.   It is anticipated that this trend may continue
for several more quarters.

     It should also be noted that the construction revenues for the nine months ending April 30, 1998 included approximately $409,000 in revenue due to the sale of equipment. The comparable nine month period in this fiscal year did not have any equipment sales which resulted in a profit.

Backlog

     The Company's backlog, more than $39 million as of April 30, 1999, is now the highest it has been in more than a decade. Backlog at April 30, 1999 was $39.1 million as compared to $23.6 million at April 30, 1998 and $29.2 million at January 31, 1999. As stated earlier, this is due in large part to the increases occurring in the manufacturing subsidiaries, particularly Williams
Bridge Company.   Construction backlog, although down slightly for
the quarter, remains fairly stable with a combination of smaller projects rather than traditionally higher profit "mega" jobs.
Most of the backlog will be completed within the next 12 months if contract schedules are followed. Management believes that the level of work is sufficient to allow the Company to have adequate work throughout Fiscal 2000.



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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
     MARKET RISK

     The Company believes that there have been no material changes in exposure to market risks during the third quarter of Fiscal 1999 from those set forth in the Company's Annual Report filed with the Commission on Form 10 K for the year ended July 31, 1998.



PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

Precision Components Corp.

     The Supreme Court of Virginia, on April 16, 1999, entered judgment in the Company's favor on this old product liability
case.   This ends the plaintiffs' appeal of the March 4, 1998
decision by the Circuit Court for the City of Richmond, which was also in the Company's favor. The plaintiffs, Industrial Alloy Fabricators, Inc. and Precision Components Corp., perfected an appeal to the Supreme Court of Virginia, which was accepted on September 21, 1998. The Virginia Supreme Court heard oral argument on February 23, 1999. The suit, against Williams Industries, Inc. and IAF Transfer Corporation, is for $300,000 plus interest and fees arising from a product liability claim against the Company. The ultimate outcome did not have a material adverse impact on the Company's financial position, results of operations or cash flows, although considerable legal expenses were incurred.

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

     None.

ITEM 3.  Defaults Upon Senior Securities

     None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     None.

ITEM 5.  Other Information

Year 2000

     The Company has developed a plan to assure that its computers are Year 2000 compliant and has begun implementation of the plan. The plan calls for the conversion efforts to be completed by July 31, 1999. The Year 2000 issues result from some computer programs being written using two digits rather than four to define applicable years. The maximum total cost of the conversion project is estimated to be $200,000 and will be funded through operating cash flows and financing.

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


ITEM 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

          27  Financial Data Schedule

     (b) Reports on Form 8-K

          4/19/99     United Bank Agreement
          4/29/99     Precision Components Decision



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             WILLIAMS INDUSTRIES, INCORPORATED

June 4, 1999                 /s/  Frank E. Williams, III
                                Frank E. Williams, III
                                President, Chairman of the
                                Board
                                Chief Financial Officer