Form 10-K
period 1999-07-31
WILLIAMS INDUSTRIES INC
filed 1999-10-12
CIK 107294

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C.  20549

                                Form 10-K
                               (Mark One)

   ( X )     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
             For the Fiscal Year Ended July 31, 1999
OR
   (   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
             For the transition period from          to

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

     Aggregate market value of voting stock held by non-affiliates of the Registrant, based on last sale price as reported on October 6, 1999.
                          $13,454,539

     Shares outstanding at October 6, 1999     3,587,877

     The following document is incorporated herein by reference thereto in response to the information required by Part III of this report (information about officers and directors):

     Proxy Statement Relating to Annual Meeting to be held
November 13, 1999.

PART I.

Item 1. Business

     Williams Industries, Incorporated operates in the commercial, industrial, institutional, governmental and infrastructure construction markets, primarily in the Mid-Atlantic region of the
United States.   Demand for the Company's manufactured products,
however, is now increasing in areas outside the traditional business region.

     The Company's main lines of business include: steel, precast concrete and miscellaneous metals erection and installation; crane rental, heavy and specialized hauling and rigging; fabrication of welded steel plate girders, rolled steel beams, and light structural and other metal products; and the sale of insurance, safety and related services.

     The Company is now working to expand its business by taking advantage of opportunities to increase its market share in existing geographic areas of business and to further expand its
geographic service areas in these core lines of business.   In
addition to achieving the Company's mission, "To be the premier provider of services to the construction industry in the Eastern United States," this approach is also designed to enhance the Company's profitability.


A.  General Development of Business

     With a history that spans four decades, the subsidiaries of Williams Industries, Inc. have played an essential role in the fabrication and construction of much of the nation's transportation infrastructure as well as in many commercial, institutional and industrial buildings.

     Since Williams Industries, Inc. was established to act as the parent of two sister companies established earlier, the Company has had many diverse experiences. From its inception in 1970, the Company quickly became an industry leader, specializing in steel erection and the rental of construction equipment.

     Through the 1980s, the Company grew through the addition of subsidiaries and affiliates operating in a wide range of industrial, commercial, institutional and government construction markets. By the mid-1980s, the Company had grown from the original steel erection company to a conglomerate with 27 subsidiaries and affiliates. Debt, however, in excess of $33
million, accompanied this growth.   When construction activity
virtually ceased in the Company's market areas in the early 1990s, restructuring for survival became necessary.

     Williams Industries, Inc. is now a much smaller corporation than the conglomerate of a few years ago, but today's downsized Company is profitable with a manageable plan for strategic growth. As one of only a few publicly held construction firms in the country, Williams Industries, Inc. has a diverse audience of customers, competitors, investors, and employees.

     The core companies, comprised of Construction Insurance Agency, Greenway Corporation, Piedmont Metal Products, Inc., Williams Bridge Company, Williams Equipment Corporation, and Williams Steel Erection Company, Inc., represent the Company's business focus for the foreseeable future. These companies, from an aggregate operating perspective, are working to enhance the on-going value of Williams Industries, Inc. and to establish a sound base for future growth.

     Their efforts are augmented by the parent holding company, Williams Industries, Inc., and by the operating entities of Insurance Risk Management Group, Inc., and WII Realty Management, Inc. (WIIRM). Each of these companies, including the parent, provide necessary services for their sister subsidiaries in the
corporation.   Insurance Risk Management administers the Company's
safety programs and monitors compliance while WIIRM manages the Company's real estate, including the leasing of property to
unaffiliated tenants.   The parent also sponsors the Company's
Section 401(k) and Section 125 plans for employees.

     In addition to focusing on strategic acquisitions and removing non-revenue producing debt, management is also looking at increasing gross margins; expansion of market areas within the core businesses; and further increasing the synergistic efforts of existing subsidiaries.


B.  Financial Information About Industry Segments

     The Company's activities are divided into four broad categories: (1) Construction, which includes industrial, commercial and governmental construction, and the construction, repair and rehabilitation of bridges; (2) Manufacturing, which includes the manufacture of metal products; (3) Sales and Services, which includes the rental, sale and service of heavy construction equipment as well as construction services such as rigging; and (4) Other, which includes insurance agency operations and parent company transactions with unaffiliated parties. Financial information about these segments is contained in Note 13 of the Notes to Consolidated Financial Statements. The following table sets forth the percentage of total revenue attributable to these categories for the years ended July 31, 1999, 1998 and 1997:

                               Fiscal Year Ended July 31,
                               -------------------------
                               1999       1998     1997
                               ----       ----     ----
Construction                   28%        37%      43%
Manufacturing                  49%        35%      32%
Sales and Services             22%        25%      22%
Other                           1%         3%       3%

     While the Company's mix of work traditionally varies from year to year as individual subsidiaries avail themselves of the best opportunities available in their markets, Fiscal Year 1999 is believed to be the beginning of a trend in which the Company's manufacturing subsidiaries will produce a greater percentage of
the Company's revenues for the next several years.   Increased
governmental spending on infrastructure, particularly as it relates to bridge girders, translated into significant increases in revenue for the Company's manufacturing subsidiaries during
Fiscal Year 1999.   It is anticipated that the Company will
continue to benefit from increased governmental spending throughout the anticipated five year life of the multi-billion dollar federal Transportation Efficiency Act for the 21st Century (TEA 21).


C. Narrative Description of Business


1. Construction

     The Company specializes in structural steel erection, the installation of architectural, ornamental and miscellaneous metal products, and the installation of precast and prestressed concrete products.

     Most labor employed by this segment is obtained in the areas where the particular project is located. Labor in the construction segment is primarily open shop. In recent years, due to an overall trend in the country in which many young people have decided against careers in the construction industry, there have been times when the Company experienced some difficulty in finding sufficient, qualified personnel to meet all commitments without
resorting to extensive overtime with existing personnel.   State
approved training and apprenticeship programs are continuing in an effort to abate and resolve this concern on a long-range basis. The construction industry, as a whole, has recognized the labor shortage as a significant problem which must be addressed.
Because of the global nature of the problem, the Company does not believe it will be more adversely impacted by the problem than others in the industry.

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

     Although revenue derived from any particular customer has fluctuated significantly, in recent years, with the exception of the year ended July 31, 1998, no single customer in this segment accounted for more than 10% of consolidated revenue. This was the case again in the year ended July 31, 1999. However, for the year ended July 31, 1998, one customer accounted for 10.4% of consolidated revenue and 23.6% of the construction revenue.

     A portion of the Company's work is subject to termination for convenience clauses in favor of the local, state, or federal government entities who contracted for the work in which the Company is involved. The law generally gives local, state, and federal government entities the right to terminate contracts, for a variety of reasons, and such rights are made applicable to government purchasing by operation of law. While the Company rarely contracts directly with such government entities, such termination for convenience clauses are incorporated in the Company's contracts by "flow down" clauses whereby the Company stands in the shoes of its customers. The Company has not experienced any such terminations in recent years, and because the Company is not dependent upon any one customer or project, management feels that any risk associated with performing work for governmental entities is minimal.

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

     The Company operates its steel erection business primarily in the Mid-Atlantic region between Baltimore, Maryland and Norfolk, Virginia.

b. Concrete Construction

     The Company erects structural precast and prestressed concrete for various structures, such as multi-storied parking facilities and processing facilities, and erects the architectural concrete facades for buildings. The concrete erection business is not dependent upon any particular customer.

2. Manufacturing

     Products fabricated include steel plate girders used in the construction of bridges and other projects, and light structural metal products. In its manufacturing segment, the Company obtains raw materials from a variety of sources on a competitive basis and
is not dependent on any one source of supply.    The Company's
improved financial position and new lines of credit have opened the doors for the manufacturing subsidiaries to establish relationships with multiple steel suppliers, resulting in more competitive prices for raw materials than in prior years.

     Facilities in this segment are open shop. Management believes that its employee relations in this segment are good.
The manufacturing subsidiaries, as is the case in the construction industry in general, are also struggling to find and retain
qualified employees.   A number of innovative programs, several of
which have state support, have been established to hire and train applicants who meet the necessary criteria for long-term employment.

     Competition in this segment, based on price, quality and service, is intense. Although revenue derived from any particular customer of this segment fluctuates significantly, no single customer normally accounts for more than 10% of consolidated
revenue.   However, for the year ended July 31, 1999, one single
customer accounted for 19.9% of the consolidated revenue and 40.8% of manufacturing revenue. It is not anticipated that this customer will play that significant a role in the Company's revenues going forward.

a. Steel Manufacturing

     The Company has two plants for the fabrication of steel plate girders, rolled beams, and other components used in the construction, repair and rehabilitation of highway bridges and grade separations.

     One of these plants, located in Manassas, Virginia, is a large heavy plate girder fabrication facility and contains a main fabrication shop, ancillary shops and offices, totaling approximately 46,000 square feet, together with rail siding.

     The other plant, located on 17 acres in Richmond, Virginia, is a full service fabrication facility and contains a main fabrication shop, ancillary shops and offices, totaling approximately 128,000 square feet.

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

b.  Light Structural Metal Products

      The Company fabricates light structural metal products at a Company-owned facility on a portion of its 26 acres located in Bedford, Virginia. During the fiscal year ended July 31, 1999, a new, 2,800 square foot office building, fabricated primarily by
subsidiary employees, was constructed.   This facility will
contain the supporting services for the subsidiary's miscellaneous and light structural metals shops, which also may be expanded.
The subsidiary also received certification for American Institute of Steel Construction, Category I, fabrication during the year
ended July 31, 1999.   This will allow the subsidiary to bid to a
wider variety of customers, most notably on federal government projects that are now occurring as a result of the infrastructure spending mentioned earlier.

3. Sales and Services

     The rental and sale of construction equipment and the rigging and installation of equipment for utility and industrial facilities is another major component of the Company.

     The Company owns or leases a wide variety of construction equipment and has experienced little difficulty in obtaining sufficient equipment to perform its contracts.

a. Rigging and Installation of Equipment

     Much of the equipment and machinery used by utilities and other industrial concerns is so cumbersome that its installation and preparation for use, and to some extent its maintenance, requires installation equipment and skills not economically feasible for those users to acquire and maintain. The Company's construction equipment, personnel and experience are well suited for such tasks, and the Company contracts for and performs those services. Since management believes that the demand for these services, particularly by utilities, is relatively stable throughout business cycles, it is pursuing the expansion of this phase of its construction services.

b.  Equipment Rental and Sales

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

     The Company's equipment rental companies maintain an extensive fleet of heavy equipment, including cranes, tractors and trailers. Because of the Company's maintenance efforts, management believes the equipment is in good condition and is well maintained. The Company routinely reviews its equipment fleets to determine, because of operational, maintenance and safety issues, whether or not components of its fleet need to be updated or replaced. Replacements, in recent years, have been by operating leases rather than direct purchases so that the Company would not be overextended should the economy not merit current capacities.

4. Other

a. General

     Issues of cyclicality and seasonality are prevalent in the Company's businesses. While management is working to remove as many variances as possible by diversifying its business opportunities, all segments of the Company will continue to be influenced by adverse weather conditions. Historically speaking, higher revenue typically is recorded in the first (August through October) and fourth (May through July) fiscal quarters when the weather conditions tend to be more favorable for construction. The manufacturing segment normally is not as heavily influenced by weather concerns except when it comes to shipping product.

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

     The Company employs between 250 and 500 employees, many employed on an hourly basis for specific projects, the actual number varying with the seasons and timing of contracts. At July 31, 1999, the Company had 344 employees, of which approximately 15 were covered by a collective bargaining agreement. Generally, management believes that its employee relations are good.


b. Insurance

Liability Coverage

     Primary liability coverage for the Company and its subsidiaries is provided by a policy of insurance with limits of $1,000,000 per occurrence and a $2,000,000 aggregate. The Company also carries what is known as an "umbrella" policy which provides limits of $5,000,000 excess of the primary. The primary policy has a $10,000 deductible. If additional coverage is required on a specific project, the Company makes those purchases.

Workers' Compensation Coverage

      The Company presently maintains a "loss sensitive" workers' compensation insurance program, the terms of which are negotiated by the Company and its long-standing insurance carrier on a year-to-year basis. The Company accrues workers' compensation insurance expense based on estimates of its ultimate costs under the program.

     The Company has an aggressive program of safety inspections and training, striving to be in the forefront of the industry in providing a safe work place for its workers. However, because of
the dangerous nature of its business, injuries do occur.   The
Company maintains highly specialized programs for minimizing difficulties both for the employees and their families, as well as for the subsidiary involved.

5. Backlog Disclosure

     As of July 31, 1999, the Company's backlog was approximately $35.9 million, as compared to $21.7 million as of July 31, 1998 and $12.5 million as of July 31, 1997. The Company's backlog of more than $39 million at April 30, 1999 was the highest it has
been in more than a decade.   The increases in the Company's
backlog are due in large measure to the demand for manufactured product, as discussed elsewhere in this report.

Item 2. Properties

     At July 31, 1999, the Company owned approximately 82 acres of
industrial property.   Approximately 39 acres are near Manassas,
in Prince William County, Virginia; 17 acres are in Richmond, Virginia; and 26 acres in Bedford, in Virginia's Piedmont section between Lynchburg and Roanoke.

     During the year ended July 31, 1999, the Company sold approximately six acres of property in Bedford, Virginia to an unaffiliated third party for $40,000, resulting in gain of $24,000.


Item 3. Legal Proceedings

Precision Components Corp.

     The Supreme Court of Virginia, on April 16, 1999, entered judgment in the Company's favor on this old product liability
case.   This ends the plaintiffs' appeal of the March 4, 1998
decision by the Circuit Court for the City of Richmond, which was also in the Company's favor. The ultimate outcome did not have a material adverse impact on the Company's financial position, results of operations or cash flows, although legal expenses were incurred.


General

     The Company is party to various other claims arising in the ordinary course of its business. Generally, claims exposure in the construction services industry consists of workers' compensation, personal injury, products' liability and property damage. The Company believes that its insurance accruals, coupled with its excess liability coverage, is adequate coverage for such claims.



Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.


PART II

Item 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters

     Williams Industries, Incorporated's common stock trades on the NASDAQ National Market System under the symbol (WMSI). The following table sets forth the high and low sales prices for the periods indicated:

           8/1/97    11/1/97    2/1/98    5/1/98
          10/31/97   1/31/98   4/30/98   7/31/98
          --------   -------   -------   -------
            $8.13    $7.00      $6.63     $5.19
            $5.00    $4.63      $3.75     $3.38

         8/1/98     11/1/98   2/1/99      5/1/99
        10/31/98    1/31/99  4/30/99     7/31/99
        --------    -------  -------     -------
          $4.38      $7.00     $6.00      $4.13
          $2.81      $2.50     $3.50      $3.38

     The Company paid no cash dividends during the years ended
July 31, 1999 or 1998.   At the current time, the Company's board
believes that the best utilization for cash is in the further development of its business units. Therefore, it is unlikely that cash dividends will be paid in the foreseeable future. Further, certain covenants of the Company's current credit agreements prohibit cash dividends without the lenders' permission.

     At September 24, 1999, there were 551 holders of record of the Common Stock and 3,587,877 shares issued and outstanding. The issued and outstanding number includes 905,697 previously restricted shares issued in prior years in settlement of some of the Company's debt. All restrictions from these shares have been removed and a considerable portion have changed hands during the year ended July 31, 1999. Detailed information on purchases made by Company directors is available in the Company proxy materials.


Item 6.  Selected Financial Data

     The following table sets forth selected financial data for the Company and is qualified in its entirety by the more detailed financial statements, related notes thereto, and other statistical information appearing elsewhere in this report.

SELECTED CONSOLIDATED FINANCIAL DATA
(In millions, except per share data)

                              1999   1998   1997   1996    1995
                              ----   ----   ----   ----   -----
Statements of Earnings Data:
Revenue:
  Construction               $ 9.4  $10.8  $14.7  $ 9.3   $13.6
  Manufacturing               16.3   10.2   11.0   10.1    10.3
  Sales and Services           7.2    7.1    7.7    6.8     6.1
  Other Revenue                0.5    0.8    0.9    1.0     1.6
                              ----- -----  -----  -----   -----
  Total Revenue              $33.4  $28.9  $34.3  $27.2   $31.6
                             =====  =====  =====  =====   =====
Gross Profit:
  Construction               $ 3.6   $4.2  $ 4.9  $ 3.6   $ 2.4
  Manufacturing                5.9    3.1    3.4    3.0     3.9
  Sales and Services           3.4    3.4    4.0    2.9     2.8
  Other                        0.5    0.8    0.9    1.0     1.6
                              -----  -----  -----  -----   ----
  Total Gross Profit         $13.4  $11.5  $13.2  $10.5   $10.7
                             =====  ====== =====  =====   =====

Other Income:                $ 0.1  $ 0.4  $ 0.1  $ 2.5  $  0.2


Expense:
Overhead                      $3.7   $3.1   $3.4  $ 3.1   $ 3.0
General and
  Administrative               5.7    5.0    5.7    5.3     9.0
Depreciation                   1.3    1.2    1.1    1.0     1.2
Interest                       0.9    1.2    1.6    1.5     2.3
Income Tax
Provision (Benefit)           (1.7)  (0.3)  (1.7)    -       -
                              -----  -----  ----   -----   ----
   Total Expense             $ 9.9  $10.2  $10.1  $10.9   $15.5
                             =====  =====  =====  =====   =====
Earnings (Loss) from
  Continuing Operations      $ 3.6  $1.7   $ 3.2  $ 2.1   $(4.6)
Equity Loss (Earnings)
  and Minority Interest        0.1  (0.8)   (0.2)   0.1      -
Gain (Loss) from
  Discontinued
  Operations                   -      -       -     -       1.4
Extraordinary Item - (Loss)
  Gain on Extinguishment
  of Debt                     (0.2)  0.9     3.2    0.8     6.6
                              -----  -----  ----   -----   ----
  Net Earnings                $3.5  $1.8    $6.2   $3.0    $3.4
                             =====  =====   =====  =====   =====

Earnings (Loss) Per Share:
  From Continuing
    Operations                $1.02 $0.28   $1.13  $0.84  $(1.82)
  From Discontinued
    Operations                  -     -       -      -      0.57
  Extraordinary Item          (0.05) 0.29    1.20   0.31    2.60

  Earnings Per
     Share - Basic*          $ 0.97 $0.57   $2.33  $1.15  $ 1.35


Balance Sheet Data (at end of
year):

Total Assets--Continuing
     Operations             $ 32.2  $29.1   $31.5   $28.0   $24.6
Long Term Obligations          7.4    8.4     7.4     5.8     2.9
Total Liabilities             19.4   19.8    24.8    30.2    29.8
Stockholders equity           12.7    9.1     6.5    (2.2)  (5.2)

* No Dividends have been paid on Common Stock during the above periods.

     For purposes of comparison, the Fiscal Year 1995 results included companies that are not components of the Company going forward. The results of Fiscal Year 1996, 1997, 1998 and 1999 more accurately reflect the Company's composition going forward. Additionally, the Company disposed of a number of assets, as discussed in Note 11 to the Consolidated Financial Statements. These factors are relevant to any comparisons.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Although the Company's net earnings for the year ended July 31, 1999 include a substantial income tax benefit explained in Note 8 to the Consolidated Financial Statements, focus should not be on this exceptional item but on the Company's significant improvement in revenue, gross profit, and earnings before income taxes, equity earnings and minority interests for the year when compared to the year ended July 31, 1998. Increased governmental spending on infrastructure, particularly as it relates to bridge girders, translated into significant increases, nearly 60% of revenue, for
the Company's manufacturing subsidiaries during the year.   It is
anticipated that the Company will continue to benefit from increased governmental spending throughout the anticipated five-year life of the federal Transportation Efficiency Act for the 2lst Century (TEA 21).

     In contrast to the burgeoning manufacturing market, construction revenues declined slightly when compared to prior year results. This decline was attributed to reduced revenues, resulting from the delay in start-ups on several projects, at Williams Steel Erection Company. Each of the construction subsidiaries, however, operated profitably during the year.

     All of the Company's operations will benefit from the parent organization's conversion of a significant portion of its debt to a new agreement with United Bank. The agreement, executed during the third quarter of Fiscal 1999, significantly reduced the Company's cash flow commitments while simultaneously reducing interest expense.

     Another positive note occurred when the Supreme Court of Virginia ruled in the Company's favor in relation to an old
lawsuit arising from a product liability claim.   With this
verdict, the Company currently is not involved in any legal contingencies outside the ordinary course of its business. The Company believes that its insurance accruals, coupled with its liability coverage, provides adequate coverage for the normal course of business.

     Capital improvements, while most notably occurring in the manufacturing segment, continue throughout the corporation. Financing for these improvements continues to be obtained. Several of the Company's subsidiaries are also expanding their work force, with the most notable increases occurring at Williams Bridge Company. Williams Bridge increased its work force by approximately 25% during the year in order to staff second shifts at its Manassas and Richmond, Virginia plants.

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

     Management continues to work to enhance the on-going value of Williams Industries Inc., which, in addition to the companies mentioned above, includes the parent corporation, Insurance Risk Management Group, Inc., and WII Realty Management, Inc., that provide services both for the operating companies as well as outside customers or audiences.

Financial Condition

     As of July 31, 1999, stockholder's equity was $12,661,000, compared to $9,133,000 at July 31, 1998, an increase of nearly 30%. Even stronger evidence of the returning financial strength of the company can be measured by the fact that shareholder's equity was measured as a deficiency in net assets of ($2,224,000) at July 31, 1996.

     There was an increase in both current assets and current liabilities at July 31, 1999. Current assets increased by approximately $3.4 million from July 31, 1998. This increase is primarily attributable to the Company's increased manufacturing workload. The related purchase of raw materials in inventory
represent approximately $1.0 million of the increase.     Current
liabilities increased slightly, from approximately $11.4 million at July 31, 1998 to almost $12 million at July 31, 1999. The increase is due to increases in accounts payable, related to inventory increases, and billings in excess of costs and estimated earnings on uncompleted contracts (see Note 5 of the Notes to Consolidated Financial Statements for additional information).
The Company established a long-term objective in its current 5-year business plan that the current ratio be 1.5 or higher. At July 31, 1999, this ratio was 1.5.

     It should be noted that long term debt declined by approximately $1.0 million as a consequence of the Company's repayment of debt and the sale/lease back of some of its equipment. The debt-to-equity section of the business plan
objective was a goal of 0.5 or less.   At July 31, 1999, this
ratio was 0.59, compared to 0.92 at July 31, 1998.

     The Company has substantial net operating loss carryforwards ("NOLs") for income tax purposes. On an annual basis, as is reflected in the accompanying Consolidated Statements of Earnings, the Company evaluates the probability of utilizing additional portions of its NOLs and to recognize the portion of the benefit which is more than likely to be realized. The effect of this process during the past three fiscal years has been to substantially erase the quarterly tax provisions and to recognize additional income tax benefits in the results for the fiscal year. The Company recognized a $1,675,000 net tax benefit for the year ended July 31, 1999. (See Note 8 to the Consolidated Financial Statements.)

     The Company's improved financial condition has enabled it to negotiate better terms and conditions on some of its debt agreements, resulting in improved cash flow and lower interest rates which will enhance the Company's ability to finance capital improvements and operational growth.

     As of July 31, 1999, the Company is in compliance with all of its debt covenants.

     The combination of all these elements produced the bottom line results which met management's projections and announced expectations for the year. Going forward, management intends to continue following a course that will allow for sustained growth and profitability while simultaneously enhancing the Company's financial condition and increasing shareholder value.

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

Liquidity

     The Company's operations require significant amounts of working capital to procure materials for contracts to be performed over relatively long periods, and for purchases and modifications of heavy-duty and specialized fabrication equipment. Furthermore, in accordance with normal payment terms, the Company's customers often will retain a portion of amounts otherwise payable to the Company during the course of a project as a guarantee of completion of that project. To the extent the Company is unable to receive project payments in the early stages of a project, the Company's cash flow could be adversely reduced.

     As a result of the increased activity discussed elsewhere in this document, the Company has been using cash to purchase materials, equipment and other "start-up" costs associated with
manufacturing and construction lead times.   Nevertheless, for the
year ended July 31, 1999, operating activities provided net cash of $336,000 compared to $1,886,000 for the year ended July 31, 1998.

     Investing activities also provided cash during the year ended July 31, 1999. While the Company made $1,320,000 in expenditures for property, plant and equipment, it had proceeds of $2,270,000
from the sale of other property, plant and equipment items.   It
should be noted that the Company continues its previously reported trend of updating its equipment assets, primarily though operating leases. Management believes that cost efficient leasing instead of more traditional buying and/or borrowing offers cash flow and balance sheet advantages.

     Financing activities, however, used net cash as the Company repaid notes payable of $8,721,000 while only borrowing $7,171,000 in replacement financing, which was obtained at rates favorable to the Company.

     The Company's overall cash and cash equivalents at the July 31, 1999 is slightly less than it was at July 31, 1998. This is a result of the Company's expanded operations and start-up costs associated with expanded operations. Management is keeping a close eye on cash needs to ensure that adequate liquidity is maintained and that existing lines of credit are used to the overall best advantage of the corporation.

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


Operations

     The subsidiaries of the Company produced improved aggregate results for the year ended July 31, 1999 when compared to the year ended July 31, 1998 due to a combination of events and circumstances. The mild winter in the Company's traditional geographic work areas, coupled with increased spending at all levels of government as well as in the commercial sector, caused the Company's overall revenues to increase in Fiscal 1999 by approximately 15 percent from the prior year.

     This increase was spread throughout the Company's operating subsidiaries, but it was most apparent at Williams Bridge Company where revenues for the year increased by more than 60 percent over the prior year. Direct costs increased, generally in proportion to increased revenue, although there were some one-time start-up costs which caused overall profitability to be slightly lower than initially anticipated. Improvements in profit margins varied by subsidiary, but generally costs were in keeping with expectations and budgets.

     Changes in the marketplace also influenced results. During the quarter ended January 31, 1999, Williams Bridge Company hired a number of former employees of an out-of-business competitor to handle the production of the increased backlog. The former competitor officially ceased operations as of November 1, 1998 and Williams Bridge took advantage of the opportunity to hire a highly
trained work force.   The elimination of this competitor in the
marketplace also has been beneficial to improving overall margins in bidding.

     Williams Bridge Company currently is dealing almost exclusively with governmental projects, which are increasing as the states spend money allocated and appropriated from the various federal infrastructure programs approved by Congress in recent years. As of April 30, 1999, Williams Bridge Company had the highest backlog, more than $27 million, in the subsidiary's history. It is expected that this subsidiary will continue to benefit from increased government spending directly or indirectly related to the federal Transportation Efficiency Act for the 21st Century (TEA21) for several more years.

     Williams Steel Erection Company, Greenway Corporation,
Williams Equipment Corporation and Piedmont Metal Products continue to work for diverse customers in the industrial, commercial, and governmental markets.

     In contrast to recent years, Williams Steel Erection Company did not have any "mega" projects which traditionally produce
higher profit margins.   This is due to a combination of reasons,
including the fact that there are fewer "mega" projects, such as the technology "chip" plants built by the subsidiary in prior years, currently being bid. Other factors, such as the desire by a projects' owner to use union labor, caused the subsidiary to lose the competition for the remaining "mega" projects in its traditional market areas. Management believes that this situation is temporary and will be reflected in the subsidiary's future results.

     The equipment rental and services companies, Greenway
Corporation and Williams Equipment Corporation, tend to work for the broadest base of customers, but have been doing a great deal of industrial work recently.

     The subsidiaries are finding it easier to obtain new equipment and supplies based on their own results and profitability, as well as the improved condition of the parent. This trend is expected to continue and will lead to further improved results through reduced finance costs and the more efficient delivery of services through enhanced capabilities.

1.  Fiscal Year 1999 Compared to Fiscal Year 1998

     Fairly comparing the results of Fiscal Year 1999 to those of Fiscal Year 1998 is a process involving many steps, some of which may be misleading without a comprehensive understanding of the total picture. Some comparisons, such as those of revenue of $33,379,000 for the year ended July 31, 1999 compared to $28,904,000 for the year ended July 31, 1998, are straightforward. It is obvious that the manufacturing segment had a significantly larger amount of work in Fiscal Year 1999 than it did in Fiscal Year 1998.

     However, to compare the net earnings of $3,488,000 for the year ended July 31, 1999 to the $1,848,000 for the year ended July 31, 1998 without a great deal of analysis into the composition of the numbers would be a mistake.


     For example, in Fiscal Year 1999, the Company had a net tax benefit of $1,675,000 compared to a benefit of only $343,000 for Fiscal Year 1998. Note 8 in the accompanying "Notes to
Consolidated Financial Statements" explains how these amounts were calculated.

     Another somewhat subtle difference in the results occurs in the Company's equity in earnings (loss) of unconsolidated
affiliates.   During the year ended July 31, 1998, the Company had
a $800,000 reduction in its investment in a former unconsolidated affiliate, Atlas Machine and Iron Works, thereby reducing that year's earnings by that amount.

     In contrast, Fiscal Year 1999's results were reduced by an extraordinary loss of $192,000 on extinguishment of debt while Fiscal Year 1998's results were enhanced by a $928,000 gain on
extinguishment of debt.   The 1999 extraordinary loss was a result
of the Company closing a loan agreement with United Bank that significantly changed the structure of the Company's Notes
Payable.   The agreement allowed the Company to retire obligations
to CIT Group/Credit Finance, Inc. and to BB&T (formerly Franklin National Bank), as well as pay the costs and expenses associated with the closing. The new agreement, however, results in a
significant long-term reduction in interest expense.   The 1998
extraordinary gain, by contrast, of $928,000 was the results of the reversal of accounts payable in two closed subsidiaries.

     Understanding the calculations for the earnings per share,
diluted, is also a complex calculation.   The 1998 calculation
factored the weighted average of convertible debentures which had the potential to be converted into Company stock during the year. In Fiscal Year 1999, however, all potential conversions had already occurred and the diluted calculation only involved the relatively minor impact of the Company's outstanding stock options to directors and employees.


2.  Fiscal Year 1998 Compared to Fiscal Year 1997

     From an operating perspective, Fiscal Year 1998 started
slowly.   During the first quarter, both construction and
manufacturing revenues decreased.   A significant portion of the
decrease was attributed to the fact that the Company's largest subsidiary, Williams Steel Erection Company, had a more than fifty
percent decline in its revenues.   This was due to the fact that
in the prior year, Williams Steel had record revenues and was working simultaneously on several major projects. It wasn't until the fourth quarter of Fiscal 1998 that Williams Steel regained its previously high level of activity. In the beginning and middle of the Fiscal Year 1998, extremely wet weather caused the postponement or cancellation of a number of jobs, many of which related to crane rental or rigging. It wasn't until the last four months of the Fiscal Year that the Company's operating activities picked up.

     As a consequence, revenues for the year ended July 31, 1998 lagged behind the year ended July 31, 1997 in all categories. The most noticeable decline, however, occurred in Construction where revenues declined from $14,708,000 in the year ended July 31, 1997 to $10,808,000 in the year ended July 31, 1998.

     While Manufacturing revenues declined slightly, from $10,976,000 in the year ended July 31, 1997 to $10,205,000 in the year ended July 31, 1998, gross profit margins slightly improved.

     Earnings Before Income Taxes, Equity Earnings and Minority Interests decreased slightly from $1,464,000 in the year ended July 31, 1997 to $1,353,000 in the year ended July 31, 1998, despite the fact that revenues declined by nearly $6 million.

     The provision for income taxes for the year ended July 31, 1998 was a benefit of $343,000 compared to a benefit of $1.7
million for the year ended July 31, 1997.   In the year ended July
31, 1997, the Company completed the restructuring of its Bank Group Debt and, for the first time in several years, returned to profitable operations. As a result, in accordance with Statement of Financial Accounting Standards No. 109, during the year ended July 31, 1997, the Company recognized $2.2 million of the benefits available from its tax loss carryforwards that had accumulated over several years. Further, as a result of continued profitable operations, during the year ended July 31, 1998, the Company recognized an additional benefit of $900,000.

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

YEAR 2000

     The Company has completed its review of all operating systems, including information technology systems as well as non-information technology systems, for compliance with Year 2000 issues and believes that it is internally Year 2000 ready. The Company is continuing discussions with third party customers and vendors regarding their Year 2000 readiness status. Information has been provided by the Company's banking institutions that their Year 2000 readiness issues have been completed.

     In reviewing Year 2000 issues, the Company decided to upgrade its computer operating systems, which included Year 2000
readiness.   This upgrade is now complete, with the entire system
costing significantly less than the $200,000 previously projected. The Company anticipates no further financial impact from Year 2000 issues.

     The Company believes its most reasonable, likely worse case Year 2000 scenario is if its customers are not Year 2000 ready and payments to the Company are delayed. If this occurs, the Company believes that it could delay payments to vendors and use its capital and financing lines to pay its most critical obligations.


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

     The information below summarizes Williams Industries, Inc.'s sensitivity to market risks associated with fluctuations in interest rates as of July 31, 1999. To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity of the Company's credit facility and tax exempt bond
in effect at July 31, 1999.   Notes 7, 10, and 15 to the
consolidated financial statements contain descriptions of the Company's credit facility and tax exempt bond and should be read in conjunction with the table below.

Financial Instruments by Expected Maturity Date
     (In Thousands Except Interest Rates)


Year Ending July 31,                   2000     2001     2002
Interest Rate Sensitivity
Notes Payable:
  Variable Rate ($)                    910      110       120
  Average Interest Rate                8.37     3.30      3.30


  Fixed Rate ($)                       1,201    651       791
  Fixed Interest Rate                  9.79     9.35      9.28

Year Ending July 31,      2003   Thereafter   Total    Fair Value
  Variable Rate ($)       135       630      1,995        2,000
  Average Interest Rate   3.30      3.30     5.61

  Fixed Rate ($)          425       2,425    6,813        6,800
  Fixed Interest Rate     8.94      8.67     8.69


Item 8.  Williams Industries, Incorporated Consolidated Financial
Statements for the Years ended July 31, 1999, 1998 and 1997.

     (See pages which follow.)

Item 9.  Disagreements on Accounting and Financial Disclosures.

     None.

Part III

     Pursuant to General Instruction G(3) of Form 10-K, the information required by Part III (Items 10, 11, 12 and 13) is hereby incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, in connection with the Company's Annual Meeting of Shareholders scheduled to be held November 13, 1999.



Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

The following documents are filed as a part of this report:

1.     Consolidated Financial Statements of Williams Industries,
Incorporated and Independent Auditors' Report.

Report of Deloitte & Touche LLP.

Consolidated Balance Sheets as of July 31, 1999 and 1998.

Consolidated Statements of Earnings for the Years Ended July 31,
1999, 1998 and 1997.

Consolidated Statements of Stockholders' Equity for the Years
Ended July 31, 1999, 1998 and 1997.

Consolidated Statements of Cash Flows for the Years Ended July
31, 1999, 1998 and 1997.

Notes to Consolidated Financial Statements for the Years Ended
July 31, 1999, 1998 and 1997.

Schedule II -- Valuation and Qualifying Accounts for the Years Ended July 31, 1999, 1998, and 1997 of Williams Industries, Incorporated.


(All included in this report in response to Item 8.)


2.  (a) Schedules to be Filed by Amendment to this Report.
          NONE

    (b)Exhibits:

(3) Articles of Incorporation: Incorporated by reference to Exhibits 3(a) of the Company's 10-K for the fiscal year ended July 31, 1989. By-Laws: Incorporated by reference to Exhibit 3 of the Company's 8-K filed September 4, 1998.


(21)     Subsidiaries of the Company

          Name                              State of
                                       Incorporation
     Arthur Phillips & Company, Inc.*           MD
     Capital Benefit Administrators, Inc.*      VA
     Construction Insurance Agency, Inc.        VA
     John F. Beasley Construction Company*      TX
     Greenway Corporation                       MD
     IAF Transfer Corporation*                  VA
     Insurance Risk Management Group, Inc.      VA
     Piedmont Metal Products, Inc.              VA
     Williams Bridge Company                    VA
     Williams Enterprises, Inc.*                DC
     Williams Equipment Corporation             DC
     WII Realty Management, Inc.                VA
     Williams Steel Erection Company            VA

* Not Active


     (27)  Financial Data Schedule




                 INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Williams Industries, Incorporated
Falls Church, Virginia

We have audited the accompanying consolidated balance sheets of Williams Industries, Incorporated, and subsidiaries (the "Company") as of July 31, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity (deficiency in assets) and cash flows for each of the three years in the period ended July 31, 1999. Our audits also included the financial statement schedule listed in Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly in all material respects, the consolidated financial position of Williams Industries, Incorporated, and subsidiaries as of July 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information as set forth therein.



Deloitte & Touche LLP

Washington, D.C.
September 24, 1999

                 WILLIAMS INDUSTRIES, INCORPORATED
                    CONSOLIDATED BALANCE SHEETS
                   AS OF JULY  31, 1999 AND 1998

                                       1999              1998
ASSETS
Cash and cash equivalents         $  1,145,000     $   1,384,000
Restricted cash                         61,000            54,000
Certificates of deposit                738,000           733,000
Accounts receivable, (net
   of allowances for doubtful
   accounts of $1,289,000 in
   1999, $1,211,000 in 1998):
  Contracts
    Open accounts                    8,667,000         7,058,000
    Retainage                          170,000           585,000
  Trade                              2,184,000         1,750,000
  Other                                460,000           302,000
                                    ----------         ---------
   Total accounts receivable - net  11,481,000         9,695,000
                                    ----------         ---------
Inventory (Note 1)                   2,290,000         1,320,000
Costs and estimated earnings
  in excess of billings on
  uncompleted contracts (Note 5)     1,481,000           666,000
Notes receivable                        40,000            34,000
Prepaid expenses                       601,000           569,000
                                    ----------        ----------
   Total current assets             17,837,000        14,455,000
                                    ----------        ----------
PROPERTY AND EQUIPMENT, AT
   COST (Note 6)                    16,215,000        19,066,000
  Accumulated depreciation          (8,529,000)       (9,355,000)
                                    ----------         ---------
   Property and Equipment, net       7,686,000         9,711,000
                                    ----------         ---------

OTHER ASSETS
  Notes receivable                      80,000           129,000
  Investments in unconsolidated
    affiliates                       1,048,000           980,000
  Deferred income taxes (Note 8)     3,944,000         2,240,000
  Inventory (Note 1)                 1,176,000         1,243,000
  Other                                494,000           355,000
                                    ----------         ---------
   Total other assets                6,742,000         4,947,000
                                    ----------         ---------

TOTAL ASSETS                      $ 32,265,000      $ 29,113,000
                                   ===========        ==========

LIABILITIES AND STOCKHOLDER'S
   EQUITY

CURRENT LIABILITY
Current portion of notes payable   $ 1,411,000       $ 1,948,000
Accounts payable (Note 7)            4,868,000         4,017,000
Accrued compensation, and
  related liabilities                  934,000           761,000
Billings in excess of costs
  and estimated earnings on
  uncompleted contracts (Note 5)     2,222,000         1,885,000
Deferred income                        348,000           306,000
Other accrued expenses               2,060,000         2,357,000
Income taxes payable (Note 8)          129,000           159,000
                                    ----------         ---------
   Total current liabilities        11,972,000        11,433,000
                                    ----------         ---------
LONG TERM DEBT
Notes payable, less current
  portion (Note 7)                   7,397,000         8,357,000
                                    ----------         ---------
   Total liabilities                19,369,000        19,790,000
                                    ----------         ---------
Minority Interests                     235,000           190,000
                                    ----------         ---------

COMMITMENTS AND CONTINGENCIES
  (NOTE 15)                              -                  -

STOCKHOLDERS' EQUITY
Common stock - $0.10 par value,
  10,000,000 shares authorized;
  3,587,877 and 3,576,429 shares
  issued and outstanding (Note 17)     359,000           358,000
Additional paid-in capital          16,424,000        16,385,000
Accumulated deficit                 (4,122,000)       (7,610,000)
                                    ----------         ---------
  Total stockholders' equity        12,661,000         9,133,000
                                    ----------         ---------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                           $32,265,000       $29,113,000
                                    ==========        ==========



See notes to consolidated financial statements.

                 WILLIAMS INDUSTRIES, INCORPORATED
               CONSOLIDATED STATEMENTS OF OPERATIONS
              YEARS ENDED JULY 31, 1999, 1998 and 1997

                              1999          1998          1997
REVENUE:
Construction             $ 9,392,000   $10,808,000   $14,798,000
Manufacturing             16,308,000    10,206,000    10,976,000
Sales and service          7,153,000     7,106,000     7,590,000
Other revenue                526,000       784,000       945,000
                          ----------    ----------    ----------
Total revenue             33,379,000    28,904,000    34,309,000
                          ----------    ----------    ----------
DIRECT COSTS:
Construction               5,771,000     6,590,000     9,854,000
Manufacturing             10,402,000     7,139,000     7,622,000
Sales and service          3,811,000     3,676,000     3,657,000
                          ----------    ----------    ----------
Total direct costs        19,984,000    17,405,000    21,133,000
                          ----------    ----------    ----------
GROSS PROFIT              13,395,000    11,499,000    13,176,000
                          ----------    ----------    ----------
OTHER INCOME                 144,000       356,000        60,000
                          ----------    ----------    ----------
EXPENSES:
Overhead                   3,691,000     3,116,000     3,418,000
General and administrative 5,694,000     5,016,000     5,668,000
Depreciation and
  amortization             1,326,000     1,221,000     1,080,000
Interest                     910,000     1,149,000     1,606,000
                          ----------    ----------    ----------
Total expenses            11,621,000    10,502,000    11,772,000
                          ----------    ----------    ----------
EARNINGS BEFORE INCOME
  TAXES, EQUITY EARNINGS
  AND MINORITY
  INTERESTS                1,918,000     1,353,000     1,464,000

INCOME TAX BENEFIT
  (NOTE 8)                 1,675,000       343,000     1,716,000

EARNINGS BEFORE
  EQUITY EARNINGS AND
  MINORITY INTERESTS       3,593,000     1,696,000     3,180,000
Equity in earnings (loss)
  of unconsolidated
  affiliates                 135,000      (746,000)     (148,000)
Minority interest in
  consolidated subsidiary    (48,000)      (30,000)      (49,000)
                           ----------    ----------    ----------

EARNINGS BEFORE
  EXTRAORDINARY ITEM       3,680,000       920,000     2,983,000

EXTRAORDINARY ITEM
(NOTE 3)
  (Loss) Gain on extin-
    guishment of debt       (192,000)      928,000     3,189,000
                           ----------    ----------    ----------
NET EARNINGS             $ 3,488,000   $ 1,848,000   $ 6,172,000
                          ==========    ===========   ==========
EARNINGS PER COMMON
  SHARE:
  BASIC:
   Earnings before
     extraordinary item       $ 1.02       $ 0.28       $ 1.13
   Extraordinary item          (0.05)        0.29         1.20
                              -------      ------        ------
  EARNINGS PER COMMON
   SHARE - BASIC              $ 0.97       $ 0.57       $ 2.33
                               =====        =====        ======
  DILUTED:
   Earnings before
     extraordinary item       $ 1.02       $ 0.27       $ 1.08
   Extraordinary item          (0.05)        0.25         1.05
                              -------      ------        ------
  EARNINGS PER COMMON
   SHARE - BASIC              $ 0.97       $ 0.52       $ 2.13
                               =====        =====        ======
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING:
  BASIC                    3,580,099    3,214,117     2,649,872
                           ---------   ----------     ---------


See notes to consolidated financial statements.


                  WILLIAMS INDUSTRIES, INCORPORATED
                CONSOLIDATED STATEMENTS OF CASH FLOWS
              YEARS ENDED JULY 31, 1999, 1998 AND 1997

                              1999          1998         1997
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net earnings              $ 3,488,000   $ 1,848,000   $ 6,172,000
Adjustments to reconcile
net earnings to net
cash provided by
operating activities:
Depreciation and
  amortization              1,326,000     1,221,000     1,080,000
Increase (decrease) in
  allowance for doubtful
  accounts                     78,000       453,000      (196,000)
Interest expense related
to convertible debenture        -            43,000       270,000
Stock bonus issued to
  employees                     -           141,000        50,000
Loss (gain) on extin-
  guishment of debt            77,000      (928,000)   (3,189,000)
Gain on disposal
  of property, plant and
  equipment                  (156,000)     (893,000)     (409,000)
Increase in deferred
  income tax assets        (1,704,000)     (440,000)   (1,800,000)
Minority interests in
  earnings                     48,000        30,000        49,000
Equity in (earnings)
  losses of affiliates       (135,000)      746,000       (52,000)
Dividend from uncon-
  solidated affiliate          67,000        45,000        67,000
Changes in assets and
liabilities:
Decrease in notes
  receivable                   43,000        49,000        14,000
(Increase) decrease in
  open contracts
  receivable               (1,621,000)     (179,000)      705,000
Decrease (increase) in
  contract retainage          415,000       (22,000)      125,000
Increase in trade
  receivables                (472,000)     (271,000)     (246,000)
Decrease in contract claims      -          534,000       353,000
(Increase) decrease in
  other receivables          (186,000)     (206,000)       33,000
(Increase) decrease
  in inventory               (903,000)      164,000      (559,000)
(Increase) decrease
  in costs and
  estimated earnings
  related to billings on
  uncompleted contracts
  (net)                      (478,000)     (908,000)      516,000
Increase (decrease) in
  prepaid expenses and
  other assets               (248,000)      294,000       155,000
Increase (decrease)
  in accounts
  payable                     851,000       103,000    (1,719,000)
Increase (decrease) in
  accrued compensation
  and related
  liabilities                 173,000        66,000      (159,000)
Decrease in
  other accrued expenses     (297,000)       55,000    (1,377,000)
Decrease (Increase) in
  income taxes
  payable                     (30,000)       51,000        12,000
                             ---------    ---------     ----------
NET CASH PROVIDED BY
  (USED IN) OPERATING
  ACTIVITIES                  336,000     1,886,000      (105,000)
                             ---------    ---------     ----------

CASH FLOWS FROM
INVESTING ACTIVITIES:
Expenditures for property,
  plant and equipment      (1,320,000)     (948,000)     (861,000)
(Increase) decrease in
  restricted cash              (7,000)      198,000       147,000
Proceeds from sale of
  property, plant and
  equipment                 2,270,000     2,036,000     1,038,000
Purchase of certificates
  of deposit                 (458,000)     (652,000)     (375,000)
Maturity of certificates
  of deposit                  453,000       295,000          -
                             ---------    ---------     ----------
NET CASH PROVIDED BY
  (USED IN) INVESTING
  ACTIVITIES                  938,000       929,000       (51,000)
                             ---------    ---------     ----------
CASH FLOWS FROM
  FINANCING ACTIVITIES:
Proceeds from borrowings     7,171,000    4,040,000     7,204,000
Repayments of notes payable (8,721,000)  (7,012,000)   (6,537,000)
Issuance of common stock        40,000       60,000        90,000
Minority interest dividends     (3,000)     (11,000)      (10,000)
                             ---------    ---------     ----------
NET CASH (USED IN)
  PROVIDED BY FINANCING
  ACTIVITIES                (1,513,000)  (2,923,000)      747,000
                             ---------    ---------     ----------

NET (DECREASE) INCREASE IN
  CASH AND EQUIVALENTS        (239,000)    (108,000)      591,000
CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR          1,384,000    1,492,000       901,000
                             ---------    ---------     ----------
CASH AND CASH EQUIVALENTS,
  END OF YEAR              $ 1,145,000  $ 1,384,000   $ 1,492,000
                            ==========   ==========    ===========

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION
(NOTE 16)



See notes to consolidated financial statements.

                  WILLIAMS INDUSTRIES, INCORPORATED
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                    EQUITY (DEFICIENCY IN ASSETS)
              YEARS ENDED JULY 31, 1999, 1998 and 1997
                        (in thousands)

                                   Additional
                  Number   Common   Paid-In   Accumulated
                of Shares  Stock    Capital    Deficit      Total
BALANCE,
 AUGUST 1, 1996   2,576    258    $13,147    $(15,629)  $(2,224)
Issuance of
  stock             264     26        450        -          476
Issuance of
  convertible
  debentures        -      -        2,108        -        2,108
Net earnings for
  the year *        -      -          -         6,171     6,171

BALANCE,
 JULY 31, 1997    2,840    284     15,705      (9,458)    6,531
Conversion of
  convertible
  debentures        691     69        484         -         553
Other stock
  issued             46      5        196         -         201
Net earnings for
  the year *        -      -         -          1,848     1,848

BALANCE,
 JULY 31, 1998    3,577    358     16,385      (7,610)    9,133
Issuance of
  stock              11      1         39         -          40
Net earnings for
  the year *         -      -         -         3,488     3,488

BALANCE,
 JULY 31, 1999    3,588   $359    $16,424     $(4,122)  $12,661


There were no items of other comprehensive income during the year.

See notes to consolidated financial statements.

               WILLIAMS INDUSTRIES, INCORPORATED

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED JULY 31, 1999, 1998 AND 1997

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business - Williams Industries, Incorporated operates in the commercial, industrial, institutional, governmental and infrastructure construction markets, primarily in the Mid-Atlantic region of the United States.

     The Company's main lines of business include: steel, precast concrete and miscellaneous metals erection and installation; crane rental, heavy and specialized hauling and rigging; fabrication of welding steel plate girders, rolled steel beams, and light structural and other metal products; and the sale of insurance, safety and related services.

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

     The Company's 42.5% ownership interest in S.I.P., Inc. of Delaware is accounted for using the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of distributions and undistributed
earnings and losses of the investment.   The cost method of
accounting was used for the Company's 36.6% ownership interest in Atlas Machine & Iron Works, Inc. ("Atlas") since the Company could not exert significant influence over Atlas's operating and financial policies (See Note 9).

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

     Revenue Recognition - Revenues and earnings from long-term construction contracts are recognized for financial statement purposes using the percentage-of-completion method; therefore, revenue includes that percentage of the total contract price that the cost of the work completed to date bears to the estimated final cost of the contract. Estimated contract earnings are reviewed and revised periodically as the work progresses, and the cumulative effect of any change in estimate is recognized in the period in which the estimate changes. When a loss is anticipated on a contract, the entire amount of the loss is provided for in the current period. Contract claims are recorded at estimated net realizable value(See Note 2).

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

     The Company does not provide for income taxes on the undistributed earnings of affiliates since these amounts are intended to be permanently reinvested. The cumulative amount of undistributed earnings on which the Company has not recognized income taxes as of July 31, 1999 is approximately $1,042,000.

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

RECENT ACCOUNTING PRONOUNCEMENT:

      In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and will be effective for the Company for Fiscal 2001.

     The Company does not believe that there will be any material impact on the Company's financial statements from the adoption of SFAS 133.



1.  INVENTORY

Inventory consisted of the following at July 31 (in thousands):


                            1999       1998
Expendable tools
     and equipment         $  806     $  805
Supplies                      277        351
Materials                   2,383      1,407
                            -----      -----
Total Inventory             3,466      2,563
Less: amount classified
     as long-term           1,176      1,243
                            -----      -----
                           $2,290     $1,320
                           ======      ======


2.  CONTRACT CLAIMS

     The Company maintains procedures for review and evaluation of performance on its contracts. Occasionally, the Company will incur certain excess costs due to circumstances not anticipated at the time the project was bid. These costs may be attributed to delays, changed conditions, defective engineering or specifications, interference by other parties in the performance of the contracts, and other similar conditions for which the Company believes it is entitled to reimbursement by the owner, general contractor, or other participants. These claims are recorded at the estimated net realizable amount after deduction of estimated legal fees and other costs of collection. There were no contract claims at July 31, 1999 and 1998, respectively.

3.  (LOSS) GAIN ON EXTINGUISHMENT OF DEBT

     During the year ended July 31, 1999, the Company recognized a "Loss on Extinguishment of Debt" in the amount of $192,000. In April 1999, the Company refinanced it's primary debt instruments with United Bank. The proceeds from this refinance were used to pay off The CIT Group and BB&T (formerly Franklin National Bank) loans. The loss represents unamortized prepaid fees and penalties associated with the early payoff of the CIT loan.

      During the year ended July 31, 1998, the Company recognized a "Gain on Extinguishment of Debt" in the amount of $928,000 arising from the ongoing liquidation of its subsidiary John F. Beasley Construction Company, under the auspices of the U.S. Bankruptcy Court for the Northern District of Texas, and the liquidation its Arthur Phillips and Company subsidiary.


     During the year ended July 31, 1997 the Company recognized
"Gain on Extinguishment of Debt" of $3,189,000 as the result of forgiveness of Bank Group Debt (See Note 10).


4.  RELATED-PARTY TRANSACTIONS

     Certain shareholders owning or controlling approximately 18.7% of the stock of the Company at July 31, 1999, own approximately 98% of the outstanding stock of Williams Enterprises of Georgia, Inc. Billings to this entity and its affiliates were approximately $953,000, $1,530,000 and $1,205,000 for the years ended July 31, 1999, 1998 and 1997. Notes payable to this entity amounted to zero and $48,000 at July 31, 1999 and 1998.

     Certain shareholders owning or controlling approximately 18.7% of the stock of the Company at July 31, 1999, own 100% of the stock of the Williams and Beasley Company. Net billings from this entity during the years ended July 31, 1999, 1998 and 1997 were approximately $329,000, $181,000 and $436,000, respectively. The Company owed approximately $32,000 and $63,000 to this entity at July 31, 1999 and 1998, respectively.

     A shareholder owning or controlling approximately 18.7% of the stock of the Company at July 31, 1999, serves on the board of directors of Concrete Structures, Inc. (CSI), a former subsidiary of the Company, which filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code on July 22, 1998. During the years ended July 31, 1999, 1998, and 1997, billings to this entity by the Company were zero, $154,000, and $617,000. At July 31, 1999 approximately $200,000 was unpaid from CSI, against which the Company has provided a reserve for the portion which it believes is probable of loss. In addition, at July 31, 1999, CSI was indebted to the Company for approximately $240,000 on a note secured by the assets of CSI. CSI is in default on this note, however this default has not caused an impact to the Company's financial position since the note was fully reserved at the time it was issued.

      During the year ended July 31, 1999, the Company borrowed
$200,000 from a director, which was repaid. The money was used to fund short term cash flow requirements of the Company.

     Amounts owing to current and former directors of the Company amounted to approximately $258,000 and $236,000 at July 31, 1999 and 1998, respectively.


5.  CONTRACTS IN PROCESS

     Comparative information with respect to contracts in process consisted of the following at July 31 ( in thousands):



                        1999        1998
Expenditures
  on uncompleted
  contracts          $ 19,487     $ 15,256
Estimated earnings      7,579        4,258
                      -------      -------
                       27,066       19,514
Less: Billings        (27,807)     (20,733)
                      -------      --------
                     $ (  741)     $(1,219)
                      ========     ========

Included in the accompanying balance sheet under the following captions:

Costs and estimated
  earnings in excess
  of billings on
  uncompleted
  contracts           $  1,481      $    666
Billings in excess
  of costs and
  estimated earnings
  on uncompleted
  contracts             (2,222)       (1,885)
                      ---------      --------
                      $   (741)      $(1,219)
                      =========      ========

     Billings are based on specific contract terms that are negotiated on an individual contract basis and may provide for billings on a unit price, percentage of completion or milestone basis.

6.  PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at July 31
(in thousands):

                        1999               1998
                     Accumulated          Accumulated
                    Cost    Deprec      Cost    Deprec
                    ----    ------      ----    ------
Land and
  Buildings         $4,825  $1,709      $4,804   $1,563
Automotive
  equipment          1,874   1,279       1,974    1,357
Cranes and heavy
  equipment          7,275   4,113       9,435    4,606
Tools and
  equipment            573     487         809      693
Office furniture
  and fixtures         363     261         487      388
Leased property
  under capital
  leases               600     280         740      271
Leasehold
  improvements         705     400         817      477
                    ------   -----       -----    -----
                   $16,215  $8,529     $19,066   $9,355
                   =======  ======     =======   ======


7.  NOTES AND LOANS PAYABLE

     Notes and loans payable consisted of the following at July 31 (in thousands):

                                       1999      1998
Collateralized:

Loan payable to CIT/
  Credit Finance; collateralized
  by inventory, equipment and
  real estate; interest at prime
  + 2.5% (11.0% as of 7/31/98),
  paid April 15,1999.                $   -      $2,053

Loan payable to United Bank;
  collateralized by real estate
  inventory and equipment;
  monthly payments of principal
  plus interest at 8.7% fixed;
  due April 1, 2014                   2,430         -

Loan payable to United Bank;
  collateralized by real estate
  inventory and equipment;
  monthly payments of principal
  plus interest at 8.7% fixed;
  due April 1, 2009                     620         -

Line of credit to United Bank;
  collateralized by real estate
  inventory and equipment;
  monthly payments of interest
  only at prime plus 1.25% (9.25%
  as of July 31, 1999);
  due April 1, 2001                      810        -

Loans payable to Franklin
  National Bank; collateralized
  by real estate and certain other
  collateral not granted to CIT;
  interest at 9.5% fixed, paid
  April 15, 1999                          -         894

Obligations under capital leases;
  collateralized by leased
  property; interest from 10.2%
  to 21.0% for 1999 and 10.2% to
  13.4% for 1998 payable in varying
  monthly or quarterly installments
  through 2003                           138         409

Installment obligations;
  Collateralized by machinery and
  equipment or real estate;
  interest from 2.9% to 15.2%
  for 1999 and for 1998; payable
  in varying monthly installments
  of principal and interest
  through 2005                         2,481       4,450

Industrial Revenue Bond;
  Collateralized by a letter of
  credit which in turn is
  collateralized by real estate;
  principal payable in varying
  monthly installments through
  2007; variable interest based
  on third party calculations          1,185       1,265

Unsecured:

Lines of credit, interest
  at 10.0% for 1999 and
  1998                                    88         136

Installment obligations with
  interest from 5.9% to
  12.1% for 1999 and 6.0% to
  10.0% for 1998; due in
  varying monthly
  installments of principal
  and interest through 2005            1,056       1,098
                                      ------     -------
Total Notes Payable                   $8,808     $10,305
Notes Payable - Long Term             (7,397)     (8,357)
                                     -------     --------
Current Portion                      $ 1,411     $ 1,948
                                     =======     ========

     Contractual maturities of the above obligations at July 31, 1999 are as follows:

     Year Ending July 31:          Amount
                    2000           $1,411
                    2001            2,110
                    2002              761
                    2003              911
                    2004              560
                    2005 and after  3,055
                                    -----
                   TOTAL           $8,808
                                    =====

     See Note 10 for additional information concerning the obligations payable to United Bank, The CIT Group/Credit Finance, Inc. (CIT), installment obligations collateralized by real estate and the Industrial Revenue Bond. As of July 31, 1999, the carrying amounts reported above for notes and loans payable, reported at $7,397,000, approximate fair value based upon interest rates for debt currently available with similar terms and remaining maturities. At July 31, 1998, the fair value of the long term debt was estimated to be approximately $8,100,000.

     At July 31, 1999 the Company was in compliance with all restrictive covenants contained in the United Bank and the Wachovia Bank reimbursement agreement for the Industrial Revenue Bond. Under the most restrictive of these covenants, the Company was required to (1) maintain a minimum net worth of $9.0 million at all times (2) maintain a current ratio greater than 1.1 at all times (3) maintain a fixed charge ratio, as defined, of 1.2 (4) maintain a debt to tangible net worth of not greater 2.5:1. Covenants also limit capital expenditures to purchase money loans and leases, and do not allow for payment of dividends to shareholders.

8.  INCOME TAXES

     As a result of tax losses incurred in prior years, the Company at July 31, 1999 has tax loss carryforwards amounting to approximately $12 million. Under SFAS No. 109, the Company is required to recognize the value of these tax loss carryforwards if it is more likely than not that they will be realized by reducing the amount of income taxes payable in future income tax returns. As a result of the Company's ongoing profitable operations, the Company expects to report profits for income tax purposes in the future. As a consequence, the Company recognized a $2.4 million, $0.9 million and $2.2 million portion of the benefit available from its tax loss carryforwards during the years ended July 31, 1999, 1998, and 1997, respectively.

     Realization of this asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

     The differences between the tax provision calculated at the statutory federal income tax rate and the actual tax provision for each year are shown in the table directly below.

                      1999    1998    1997
                         (in thousands)
Tax at statutory
  federal rate        $671   $ 474    $  430
State income taxes      81      83        76
Change in
  valuation
  reserve           (2,427)   (900)   (2,222)
                   --------  ------   -------
Actual income
  tax (benefit)
  provision        $(1,675)  $(343)  $(1,716)
                   ========  ======   =======

     The primary components of temporary differences which give rise to the Company's net deferred tax asset are shown in the following table.

As of July 31:                 1999        1998
                                (in thousands)
Deferred tax assets:
  Reserves & other
    nondeductible
    accruals                   $1,526      $  510
  Net operating loss &
    capital loss
    carryforwards               4,401       5,180
Valuation reserve                (925)     (2,538)
                                ------     -------
Total deferred tax
   assets                       5,002       3,152
                               ------       -----
Deferred tax liability:
Property and equipment           (623)       (624)
Inventories                      (435)       (288)
                               -------      ------
Total deferred tax
   Liability                   (1,058)       (912)
                               -------      ------
Net deferred tax
   asset                       $3,944      $ 2,240
                               ======      =======


9.  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     Investments in unconsolidated affiliates consisted of the
following at July 31 (in thousands):
                               1999        1998
Investment valued using
   the Equity Method:
  S.I.P., Inc. of
   Delaware (42.5% owned)     $1,048     $   980

     A former investee, Atlas Machine and Iron Works, filed a voluntary bankruptcy petition in December 1996. In the year ended July 31, 1997, the Company reduced the value of its investment in Atlas by $200,000 due to the bankruptcy filing. In the second quarter of the year ended July 31, 1998, the Company wrote off the remaining value of approximately $800,000 because of the liquidation of Atlas' assets by its secured creditors. These amounts are included in "Equity in (loss) earnings of unconsolidated affiliates" in the accompanying Consolidated Statements of Earnings.

10. DEBT RESTRUCTURING TRANSACTIONS

Bank Group, CIT, NationsBank/FDIC, BB&T and United Bank Debt

     During 1997, the restructuring of the Company's Bank Group Debt was concluded with the execution of agreements between the Company, representatives of the Company's Bank Group, and CIT. Funding of the transactions occurred on April 2, 1997. The following is a summary of the restructuring transactions as well as subsequent financing transactions:

     CIT: The Company entered into a Loan and Security Agreement with CIT for a credit facility of approximately $3 million. The loan had a three year term and was secured by the Company's equipment and receivables as well as subordinate deeds of trust on the Company's real estate.

     At the closing of the CIT loan, the Company received an advance of $2.5 million from the CIT credit facility. These funds, in addition to funds already paid to the Bank Group, were used to pay the balance of Bank Group Debt and other outstanding past due obligations of the Company.

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

     NationsBank: In the final restructuring of the Bank Group Debt, the Bank Group and the Company's Real Estate loans were combined and the combined balance was reduced to $2.5 million as of March 31, 1997. The combined loan was secured by first deeds of trust on all the Company's real property (with the exception of the Richmond facility encumbered by the Industrial Revenue Bond), and by certain other collateral not granted to CIT to secure the Company's new loan. The combined loan was refinanced with BB&T (formerly Franklin National Bank) on April 30, 1998.

    The refinancing transaction with BB&T, resulted in the interest rate being reduced from a fixed interest rate of 11% to 9.5%, with monthly payments calculated on a fifteen year amortization and a balloon payment due and payable on April 30, 2003. As of July 31, 1998, the balance of the loan was approximately $894,000.

    United Bank: On April 15, 1999, the Company entered into a loan agreement with United Bank for two loans, for the purpose of paying off the loans from the CIT Group and BB&T. The two loans were a real estate loan for $2,445,000 and a loan secured by equipment for $834,000. The new loans provide the Company with lower monthly payments, lower fixed rate interest and payment terms over ten and fifteen years. It also provides for a line of credit to assist the Company in ongoing operations.

Industrial Revenue Bond

     In the year ended July 31, 1998, the Company entered into a First Amendment to Reimbursement Agreement with Wachovia Bank (formerly Central Fidelity National Bank) for a three-year renewal of the Letter of Credit backing the Industrial Revenue Bond (IRB) secured by the Company's Richmond manufacturing facility. All obligations under the IRB are current and the Company is in compliance with the covenants contained in the agreement. As of July 31, 1999, the outstanding balance was approximately $1.2 million. Principal payments are due in increasing amounts through maturity. A portion of the secured property is leased to a non-affiliated third party.


 11.  DISPOSITION OF ASSETS

     During 1999, the Company entered into agreements to sell and lease back four of its heavy lift cranes. The primary purpose of these transactions was to improve cash flow to the operating companies as well as to reduce the Company's fixed asset value. These sale/leaseback transactions resulted in deferred gains of approximately $162,000, which will be amortized over the life of the respective leases.

     Also during 1999, the Company sold 6.02 acres of land in Bedford, VA for $40,000. The transaction resulted in a gain of approximately $24,000, which is included in "Other Income" for the year ended July 31, 1999.

     In January 1998, the Company sold its 2.25 acre headquarters property in Fairfax County, Virginia to a non-affiliated third party for $1,430,000. The Company also entered into a lease for several buildings on the property. The transaction resulted in a gain of approximately $560,000,of which $120,000 and $254,000 is included in "Other Income" in the Consolidated Statements of Earnings for the years ended July 31, 1999 and 1998, respectively. The remaining deferred amount, at July 31, 1999, is being recognized over the remaining lease term of two years.

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

12.  COMMON STOCK OPTIONS

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

     In May 1998, the Company's Board of Directors authorized options for 12,000 shares of stock to subsidiary management under the Company's 1996 Plan and 12,000 shares of non-incentive stock options to the non-management members of the Company's Board of Directors.

    In January, 1999, the Company's Board of Directors authorized options for 20,000 shares of stock to Company management, and 10,000 shares of stock to subsidiary management under the Company's 1996 Plan. Additionally, 17,500 shares of non-incentive stock options were authorized for non-management members of the Company's Board of Directors.

     The stock options vest immediately, expire in five years from the date of grant and are exercisable with exercise prices which range from less than quoted market value to 110% of quoted market value on the date of the grant. The Company accounts for its options under the intrinsic method of APB No. 25. Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at grant dates for awards under those plans, consistent with the method of accounting under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net earnings and earnings per share would have been:

                              1999     1998    1997
Net earnings
 (in thousands)
     As reported             $3,488   $1,848  $6,172
     Pro forma                3,351    1,824   6,172

Earnings per share - Basic
     As reported             $0.97     $0.57   $2.33
     Pro forma                0.94      0.57    2.33

     The weighted average exercise price and weighted average fair value for options granted during the years ended July 31, 1999 and 1998, for stock options where exercise price was less than, equal to, or exceed the market price of the Company's stock were as follows:

                              Weighted    Weighted
                              Average     Average
                              Exercise     Fair
                               Price       Value
1999
Exercise Price is:
  less than market
    price                     $2.75        $3.01
  equal to market
    price                      3.88         2.83
  greater than
    market price               4.26         2.77

1998
Exercise Price is:
  less than market
    price                    $  -         $  -
  equal to market
    price                      4.25        3.22
  greater than
    market price               4.68        3.54

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Year ended July 31,     1999      1998
Dividend yield           0.0%      0.0%
Volatility rate         90.0%     53.0%
Discount rate            6.0%      5.6%
Expected term (years)    5         5

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

  Stock option activity and price information follows:
Weighted

                                                Average
                              Number            Exercise
                              of shares           Price
Balance at:
     August 1, 1996             -            $0.00
          Granted               -               -
          Exercised             -               -
          Forfeited             -               -
                             -------
Balance at:
     July 31, 1997              -               -
          Granted             24,000         $4.30
          Exercised             -               -
          Forfeited             -               -
                             -------
Balance at:
     July 31, 1998            24,000         $4.30
          Granted             47,500         $3.57
          Exercised             -              -
          Forfeited             -              -
                             -------
Balance at:
     July 31, 1999            71,500         $3.82
                             =======
Options exercisable,
     July 31, 1999            71,500         $3.82
                             =======


13.  SEGMENT INFORMATION

     The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" during Fiscal 1999. SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers.

    The Company and its subsidiaries operate principally in three segments within the construction industry; construction, manufacturing and sales and service. Operations in the construction segment involve structural steel erection, installation of steel and other metal products, and installation of precast and prestressed concrete products. Operations in the manufacturing segment involve fabrication of steel plate girders, rolled beams, and light structural metal products. Operations in the sales and service segment involve the leasing and sale of heavy construction equipment.

Information about the Company's operations in different segments for the years ended July 31, is as follows (in thousands):


                          1999        1998       1997
Revenue:
  Construction          $10,364    $12,080     $16,345
  Manufacturing          16,455     10,272      11,204
  Sales and service       7,846      7,692       7,724
  Other revenue             526        784         945
                         ------    -------     -------
                         35,191     30,828      36,218

Inter-company revenue:
  Construction             (972)    (1,272)     (1,547)
  Manufacturing            (147)       (66)       (228)
  Sales and service        (693)      (586)       (134)
                         ------    --------     -------
  Total revenue         $33,379     $28,904     $34,309
                        =======    ========     =======

Operating profits
   (loss):
  Construction         $   925      $ 1,482     $ 1,130
  Manufacturing          1,243           76         (59)
  Sales and service        559          859       1,234
                        -------     -------      ------
Consolidated
  operating
  profits                2,727        2,417       2,305
General corporate
  income, net              101           85         765
Interest expense          (910)      (1,149)     (1,606)
                        -------     -------      ------
Corporate
  earnings before
  income taxes         $ 1,918      $ 1,353     $ 1,464
                        ======      =======      ======

Assets:
  Construction         $ 7,877     $ 8,643      $ 8,632
  Manufacturing         10,549       6,061        6,324
  Sales and service      4,920       7,087        7,246
  General
    corporate            8,919       7,322        9,288
                        -------     -------      ------
  Total assets         $32,265     $29,113      $31,490
                        ======      =======      ======
Capital expenditures:
  Construction          $   16      $  102       $  139
  Manufacturing            925         424          314
  Sales and service        361         794        2,264
  General
    corporate               71          69           26
                        -------     -------      ------
  Total capital
    expenditures        $1,373      $1,389       $2,743
                        ======      ======       ======

Depreciation and
Amortization:
  Construction           $  88       $  87        $  70
  Manufacturing            235         161          132
  Sales and service        891         836          705
  General
    corporate              112         137          173
                        -------     -------      ------
  Total depreciation
     and amortization    $1,326     $1,221        1,080
                        =======     ======       ======

     The chief operating decision maker utilizes revenues, operating profits and assets employed as measures in assessing segment performance and deciding how to allocate resources.

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

     The majority of revenues have historically been derived from projects on which the Company is a subcontractor of a material supplier, other contractor or subcontractor. Where the Company acts as a subcontractor, it is invited to bid by the firm seeking construction services or materials; therefore, continuing favorable business relations with those firms that frequently bid on and obtain contracts requiring such services or materials are important to the Company. Over a period of years, the Company has established such relationships with a number of companies. During the year ended July 31, 1997, no single customer accounted for more than 10% of consolidated revenue; however, during the year ended July 31, 1998, one single customer accounted for 10.4% of consolidated revenue and 23.6% of construction revenue. During the year ended July 31, 1999, one single customer accounted for 19.9% of the consolidated revenue and 40.8% of manufacturing revenue.


14.  EMPLOYEE BENEFIT PLAN

     The Company has a defined contribution retirement savings plan covering substantially all employees. The Plan provides for optional Company contributions as a fixed percentage of salaries. Effective January 1, 1999, the Company began contributing 3% of each eligible employee's salary. During the year ended July 31, 1999, expenses under the plan amounted to approximately
$200,000.
 .

15.  COMMITMENTS AND CONTINGENCIES

Industrial Revenue Bond

     On September 1, 1997, the Company entered into a First Amendment to Reimbursement Agreement with Wachovia Bank (formerly Central Fidelity National Bank) for a three-year renewal for the Letter of Credit backing the Industrial Revenue Bond issue on the Company's Richmond manufacturing facility. All obligations under the IRB are current and the Company is in compliance with the covenants contained in the agreement. As of July 31, 1999, the debt was approximately $1.2 million and it is secured by the real estate in the City of Richmond. Principal payments are due in increasing amounts through 2007. A portion of the property covered by the Industrial Revenue Bond is leased to a non-affiliated third party.

Precision Components Corp.

     The Supreme Court of Virginia, on April 16, 1999, entered judgment in the Company's favor on this old product liability case. This ends the plaintiffs' appeal of the March 4, 1998 decision by the Circuit Court for the City of Richmond, which was also in the Company's favor. While the ultimate outcome did not have a material adverse impact on the Company's financial position, results of operations or cash flows, considerable legal expenses were incurred.

General

     The Company is party to various other claims arising in the ordinary course of its business. Generally, claims exposure in the construction services industry consists of workers' compensation, personal injury, products' liability and property damage. The Company believes that its insurance accruals, coupled with its liability coverage, is adequate coverage for such claims.

Falls Church Property

     At the time of the sale of the Falls Church, Virginia property, January 28, 1998, the Company entered into a lease-back arrangement for three buildings in the complex. Maximum future lease payments for the Falls Church property are approximately $135,000, and $92,000 for the years ending July 31, 2000, and 2001, respectively. The agreement provides that the landlord may cancel with six months notice to the Company.

Leases

     The Company leases certain property, plant and equipment under operating lease arrangements that expire at various dates
though 2011.   Lease expenses approximated $810,000, $580,000, and
$278,000 for the years ended July 31, 1999, 1998, and 1997,
respectively. Future minimum lease commitments required under non-cancelable leases are as follows (in thousands):

Year Ending July 31:          Amount
               2000           $1,119
               2001            1,057
               2002              933
               2003              933
               2004              896
               Thereafter      1,997

16.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     During the years ended July 31, 1999, 1998 and 1997, the Company entered into several financing agreements by issuance of notes payable to acquire assets with a cost of $745,000, $442,000, and $1,882,000, respectively. These amounts are not included in the accompanying Consolidated Statements of Cash Flows because the proceeds went directly to the seller of the assets.

     During the years ended July 31, 1998 and 1997, the Company issued stock bonuses in lieu of cash bonuses to certain officers.
The number of shares issued for this purpose were 36,363 and 22,000, respectively.

     During the year ended July 31, 1998, the Company redeemed two convertible debentures with a carrying value of $165,000. Also, the Company issued 690,697 shares upon conversion of two convertible debentures with a carrying value of $510,000. During the year ended July 31, 1997 the Company issued 215,000 shares in connection with the settlement of litigation.

Cash paid during the
year ended July 31,
(in thousands):

                  1999      1998       1997
Income taxes     $ 59     $   46     $   72

     Interest    $900     $1,124     $1,269


17. EARNINGS PER SHARE

     The Company calculates earnings per share in accordance with Financial Accounting Standards Board opinion No. 128, "Earnings
Per Share" (EPS).  Earnings per share were as follows:

  Year ended July 31,     1999     1998      1997

          EPS-basic      $0.97    $0.57     $2.33
          EPS-diluted     0.97     0.52      2.13

The following is a reconciliation of the amounts used in calculating the basic and diluted earnings per share (in thousands):

                              1999     1998    1997
                                  (in thousands)
Earnings (Numerator)
     Net earnings
          - basic         $3,488    $1,848    $6,172
   Interest expense
          on convertible
          debentures         -          76       269
                          ------    ------    ------
     Net earnings
           - diluted      $3,488    $1,924    $6,441
                          ======    ======     =====

Shares (Denominator)
     Weighted average
          shares
          outstanding
          - basic          3,580     3,214     2,650
     Effect of dilutive
               securities:
          Options              5       -         -
          Convertible
            debentures        -        487       379
                          ------    ------    ------
Weighted average
     shares outstanding
     -diluted              3,585     3,701     3,029
                          ======    ======     =====

Williams Industries, Inc.

Schedule II - Valuation and Qualifying Accounts
Years Ended July 31, 1999, 1998 and 1997
(in thousands)


Column A        Column B       Column C         Column D  Column E
--------        --------  -------------------  ---------  ---------
                              Additions
                          -------------------

                Balance   Charged   Charged to             Balance
                at Begin- to Costs  Other                   at End
                ning of   and Ex-   Accounts-  Deductions-  of
Description     Period    penses    Describe   Describe     Period
July 31, 1999:
  Allowance for
    doubtful
    accounts     $1,211  $    2    $  443(3)  $(165)(1)    $1,289
                                               (202)(2)

July 31, 1998:
  Allowance for
    doubtful
    accounts        758       1       758(3)     (17)(1)    1,211
                                                (289)(2)

July 31, 1997:
  Allowance for
    doubtful
    accounts        954      60       293(3)    (213)(1)       758
                                                (336)(2)

(1) Collection of accounts previously reserved.

(2) Write-off from reserve accounts deemed to be uncollectible.

(3) Reserve of billed extras charged against corresponding revenue account.