Form 10-Q
period 1999-10-31
WILLIAMS INDUSTRIES INC
filed 1999-12-06
CIK 107294

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                               FORM 10-Q

          Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


FOR QUARTER ENDED                            October 31, 1999

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

                  Yes  X                  No

                            3,587,877

Number of Shares of Common Stock Outstanding at October 31, 1999

                  WILLIAMS INDUSTRIES, INCORPORATED
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

                                            Three Months Ended
($000 omitted except earnings per share)         October 31,
                                          1999            1998
REVENUE:                              -----------     -----------
     Construction                        $ 2,091         $ 3,091
     Manufacturing                         4,799           2,585
     Sales and service                     1,743           1,600
     Other revenue                           156             153
                                         --------        --------
          Total revenue                    8,789           7,429
                                         --------        --------
DIRECT COSTS:
     Construction                          1,291           2,115
     Manufacturing                         3,320           1,493
     Sales and service                     1,069             907
                                         --------        --------
          Total direct costs               5,680           4,515
                                         --------        --------
GROSS PROFIT                               3,109           2,914

OTHER INCOME                                  28              31

EXPENSES:
     Overhead                              1,036             890
     General and administrative            1,362           1,309
     Depreciation and amortization           291             314
     Interest                                213             209
                                         --------        --------
          Total expenses                   2,902           2,722
                                         --------        --------
EARNINGS BEFORE INCOME TAXES, EQUITY
     EARNINGS AND MINORITY INTERESTS         235             223

INCOME TAX PROVISION                          74              80
                                         --------        --------
EARNINGS BEFORE EQUITY EARNINGS AND
MINORITY INTERESTS                           161             143
     Equity in earnings of
          unconsolidated affiliates           43              42
     Minority interest in
          consolidated subsidiary            (16)            (11)
                                         --------        --------
NET EARNINGS                             $   188         $   174
                                         ========        ========
EARNINGS PER COMMON SHARE:
    BASIC:                               $  0.05         $  0.05
                                         ========        ========
    DILUTED:                             $  0.05         $  0.05
                                         ========        ========
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING: BASIC                     3,587,877       3,576,429
                                       ---------       ---------


     See Notes To Condensed Consolidated Financial Statements.

                 WILLIAMS INDUSTRIES, INCORPORATED
               CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited)
($000s omitted)
                              ASSETS

                                  October 31, 1999   July 31, 1999
CURRENT ASSETS                          ----------      ----------

Cash and cash equivalents                 $   886         $ 1,145
     Restricted cash                           83              61
     Certificates of deposit                  746             738
     Accounts receivable, (net of
          allowances for doubtful
          accounts of $1,227 in 1999
          and $1,289 in 1998):
       Contracts
           Open accounts                   11,329           8,667
           Retainage                          325             170
       Trade                                1,738           2,184
       Other                                  486             460
                                          --------        --------
     Total accounts receivable - net       13,878          11,481
                                          --------        --------
     Inventory                              1,830           2,290
     Costs and estimated earnings in
          excess of billings
          on uncompleted contracts          1,017           1,481
     Notes receivable                          52              40
     Prepaid expenses                         615             601
                                          --------        --------
        Total current assets               19,107          17,837
                                          --------        --------

     PROPERTY AND EQUIPMENT, AT COST       15,820          16,215
           Accumulated depreciation        (8,683)         (8,529)
                                          --------        --------
     Property and equipment, net            7,137           7,686
                                          --------        --------

     OTHER ASSETS
       Notes receivable                        57              80
       Investments
         in unconsolidated affiliates       1,060           1,048
       Deferred income taxes                3,874           3,944
       Inventory                            1,083           1,176
       Other                                  573             494
                                          --------        --------
     Total other assets                     6,647           6,742
                                          --------
--------
     TOTAL ASSETS                         $32,891         $32,265
                                          ========        ========

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                  October 31, 1999   July 31, 1999
                                        ----------      ----------
CURRENT LIABILITIES
     Current portion of notes payable       1,246         $ 1,411
     Accounts payable                       3,953           4,868
     Accrued compensation
          and related liabilities             936             934
     Billings in excess of costs and
          estimated earnings on
          uncompleted contracts             3,240           2,222
     Deferred income                          327             348
     Other accrued expenses                 2,109           2,060
     Income taxes payable                      80             129
                                          --------        --------
     Total current liabilities             11,891          11,972

LONG-TERM DEBT
     Notes payable, less current portion    7,910           7,397
                                          --------        --------
     Total Liabilities                     19,801          19,369

     MINORITY INTERESTS                       241             235

     COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock - $0.10 par value,
10,000,000 shares authorized;
3,587,877 issued and outstanding              359             359
     Additional paid-in capital            16,424          16,424
     Accumulated deficit                   (3,934)         (4,122)
                                          --------        --------
Total stockholders' equity                 12,849          12,661
                                          --------        --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                      $32,891         $32,265
                                          ========        ========

     See Notes To Condensed Consolidated Financial Statements.

                WILLIAMS INDUSTRIES, INCORPORATED
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
($000s omitted)
Three Months Ended October 31,                   1999       1998
CASH FLOWS FROM OPERATING ACTIVITIES:          --------   --------
  Net earnings                                 $   188    $   174
  Adjustments to reconcile net earnings
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                291        314
      Decrease in allowance
        for doubtful accounts                     (62)       (116)
      Gain on disposal of property,
        plant and equipment                       (13)         (3)
      Decrease in deferred income taxes            70          70
     Minority interest in earnings                 16          11
     Equity in earnings of affiliates             (43)        (42)
     Dividend from unconsolidated affiliate        31          17
  Changes in assets and liabilities:
    Decrease in notes receivable                   11          10
    Increase in open contracts receivable      (2,711)        (67)
    (Increase) decrease in contract retainage    (155)        271
    Decrease in trade receivables                 437         476
    Decrease in other receivables                  94         135
    Decrease (increase) in inventory              553        (743)
    Decrease (increase) in costs and
      estimated earnings related to billings
      on uncompleted contracts, net             1,482        (172)
    Increase in prepaid expenses
      and other assets                            (93)        (97)
    (Decrease) increase in accounts payable      (915)        848
    Increase (decrease) in accrued compensation
      and related liabilities                       2         (53)
    Increase (decrease) in other accrued expenses  49         (98)
    Decrease in deferred income                   (21)        (31)
    Decrease in income taxes payable              (49)        (54)
                                                ------      ------
NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES                             (838)        850
                                                ------      ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment (158)       (155)
  (Increase) decrease in restricted cash          (22)        (20)
  Proceeds from sale of property,
    plant and equipment                           429         132
  Purchase of certificates of deposit            (246)       (290)
  Maturities of certificates of deposit           238         200
                                                ------      ------
NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                              241        (133)
                                                ------      ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                      1,826         647
  Repayments of notes payable                  (1,478)     (1,144)
  Minority interest dividends                     (10)         (1)
                                                ------      ------
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                              338        (498)
                                                ------      ------
NET (DECREASE) INCREASE
IN CASH AND CASH EQUIVALENTS                     (259)        219
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  1,145       1,384
                                                ------      ------
CASH AND CASH EQUIVALENTS, END OF PERIOD       $  886      $1,603
                                               =======     =======
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income Taxes                                 $ 53        $ 64
                                               =======     =======
    Interest                                    $ 209       $ 239
                                               =======     =======
     See Notes To Condensed Consolidated Financial Statements.


       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         October 31, 1999


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying condensed consolidated financial statements have been prepared in accordance with rules established by the Securities and Exchange Commission. Certain financial disclosures required to present the financial position and results of operations in accordance with generally accepted accounting principles are not included herein. The reader is referred to the financial statements included in the annual report to shareholders for the year ended July 31, 1999. The interim financial information included herein is unaudited. However, such information reflects all adjustments, consisting solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position as of October 31, 1999 and the results of operations for the three months ended October 31, 1999 and 1998, and cash flows for the three months ended October 31, 1999 and 1998.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

     The Company adopted Statement of Financial Accounting Standards, Statement No. 130 "Reporting Comprehensive Income" (SFAS 130) in Fiscal 1999. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. There are no items that the Company is required to recognize as components of comprehensive income.

     The Company also adopted SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", in Fiscal 1999. SFAS 132 revises disclosure about pension and other postretirement benefit plans but has no impact on the Company's financial statements.

     The Company is required to adopt SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", in Fiscal 2000.
The Company has not yet determined what impact, if any, will occur from implementation of this standard.

1.  NOTES PAYABLE

A.  United Bank:  The Company's primary credit facility is with
United Bank in the form of three notes secured by the Company's
real estate, equipment and inventory.   A total of $4,020,861 was
outstanding at October 31, 1999.

B.   Industrial Revenue Bond:  The Company has a Letter of Credit
with Wachovia Bank, N.A.   The Letter of Credit serves as
collateral for an Industrial Revenue Bond secured by real estate in the City of Richmond. As of October 31, 1999, the outstanding balance was approximately $1,185,000. Principal payments are due in increasing amounts through the maturity of the bonds in 2007. A portion of the property covered by the Industrial Revenue Bond is leased by a non-affiliated third party.

2.  INVENTORIES

     Inventory consisted of the following (in thousands):

                                   October 31,      July 31,
                                      1999           1999
                                    -------        -------
Expendable tools
  and equipment                     $   806        $   806
Supplies                                277            277
Materials                             1,830          2,383
                                    -------        -------
Total Inventory                     $ 2,913        $ 3,466
Less: Amount classified
  as long term                        1,083          1,176
                                    -------        -------
                                    $ 1,830        $ 2,290


3.  RELATED-PARTY TRANSACTIONS

     Certain shareholders owning or controlling approximately 34% of the outstanding stock of the Company own controlling interest in the outstanding stock of Williams Enterprises of Georgia, Inc. Billings to this entity and its affiliates were approximately $228,000 for the three months ended October 31, 1999 and $483,000 for the three months ended October 31, 1998.

     Certain shareholders owning or controlling approximately 34% of the outstanding stock of the Company own 100% of the stock of Williams and Beasley Company. Net billings from this entity during the three months ended October 31, 1999 were approximately $7,000. Billings from this entity during the three months ended October 31, 1998 were approximately $104,000.

     Certain shareholders owning or controlling approximately 34% of the outstanding stock of the Company own 100% of the stock of Structural Concrete Products, LLC. Billings to and from this entity were approximately $31,000 for the three months ended October 31, 1999. Billings to and from this entity were insignificant during the three months ended October 31, 1998.

     Mr. Frank E. Williams, Jr., who owns or controls approximately 34% of the Company's stock and is also a director of the Company, loaned $850,000 during the quarter ended October 31, 1999 to Williams Bridge Company, one of the Company's subsidiaries. The loan is secured by a note, which has monthly payments of interest only at prime plus 1%. The note is payable on August 1, 2001.


4.  COMMITMENTS/CONTINGENCIES

     The Company is party to various claims arising in the ordinary course of its business. Generally, claims exposure in the Company's industries consists of contract claims, workers compensation, personal injury, products' liability and property damage. The Company believes that its insurance accruals, coupled with its liability coverage, are adequate coverage for such claims.


5.  SEGMENT INFORMATION

     The Company has adopted SFAS 131, "Disclosures about Segments on an Enterprise and Related Information". SFAS 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers.

     Information about the Company's operations in its operating segments for the three months ended October 31, 1999 and 1998 is as follows:

                                         Three Months Ended
                                             October 31,
                                           (In Thousands)
                                        1999            1998
Revenues:                              ------          ------
  Construction                         $2,319          $3,416
  Manufacturing                         4,865           2,660
  Sales and Services                    1,859           1,746
  Other                                   282             288
                                       ------          ------
                                        9,325           8,110
                                       ======          ======
Intersegment revenues:
  Construction                            228             325
  Manufacturing                            66              75
  Sales and Services                      116             146
  Other                                   126             135
                                       ------          ------
                                          536             681
                                       ======          ======

Consolidated revenues:
  Construction                          2,091           3,091
  Manufacturing                         4,799           2,585
  Sales and Services                    1,743           1,600
  Other                                   156             153
                                       ------          ------
Total Consolidated Revenues:            8,789           7,429
                                       ======          ======

Depreciation and amortization:
  Construction                             22              22
  Manufacturing                            81              47
  Sales and Services                      160             218
  Other                                    28              27
                                       ------          ------
  Total                                   291             314
                                       ======          ======

Earnings before income taxes, equity
  earnings and minority interest:
  Construction                            257             383
  Manufacturing                           351             260
  Sales and Services                       89               1
  Other                                  (462)           (421)
                                       ------          ------
  Total                                   235             223
                                       ======          ======

Segment Assets:
  Construction                          8,461           8,480
  Manufacturing                        11,284           7,240
  Sales and Services                    4,217           6,430
  Other                                 8,929           7,298
                                       ------          ------
  Total                                32,891          29,448
                                       ======          ======


6.  YEAR 2000

     The Company has completed its review of all operating systems for compliance with Year 2000 issues. Management believes that the Company is internally Year 2000 ready. However, the Company is continuing discussions with third-party customers and vendors regarding their Year 2000 readiness status. The Company believes that its most reasonable worse case Year 2000 scenario would be if its customers were not Year 2000 ready and payments to the Company were delayed. If this worse case scenario were to occur, the Company believes that it could delay payments to vendors and use its capital and financing lines to pay its most critical obligations until the situation was resolved.

7.  SUBSEQUENT EVENT

     The Company has entered into a contract with an unaffiliated third party to purchase approximately 17 acres of unimproved real estate for $567,500. The land, which is zoned for heavy industrial use, adjoins the Company's current facilities in Prince William County, Virginia. The Company expects to use most of the property for expansion of its manufacturing facilities and offices. Any excess property may be sold to defray the costs of the acquisition. The contract is currently within a "study period" during which the Company may cancel the transaction without financial liability. If the Company elects to proceed with the transaction, it is expected to close in the third quarter of the current fiscal year.


Item 2.  Management's Discussion and Analysis
Financial Condition and Results of Operations


General

     The Company's operations continue to serve the industrial, commercial and institutional construction markets. Operating activity varied throughout the quarter as individual subsidiaries dealt with different customer bases in providing highly specialized services. In general, each of the Company's subsidiaries was busy, but with different types of customers.

     The Company continues to benefit greatly from increased governmental spending on infrastructure, particularly as it relates to bridge girders. This caused a dramatic increase in the Company's manufacturing revenues for the quarter, far outstripping the Company's traditionally strong construction revenues. The trend of increasing manufacturing revenues, which became significant in Fiscal 1999, is expected to continue for several years as increased spending on infrastructure continues.

     Construction revenues, which have declined recently due to delays in project schedules, are anticipated to improve in the coming months. Several significant projects, which have been in the construction backlog for months, are anticipated to start in the second quarter.

     Sales and services segment revenues are fairly stable, although the customer base continues to be fluid due to the nature of the work performed.

     This combination of diverse activity is considered to be in the Company's best interests and marketing efforts are taking place to expand the Company's customer base in all areas.
Management believes this will help smooth out slow downs in any one segment of the construction business.

     One problematic area in both the manufacturing and construction subsidiaries has been the ability to hire and retain
qualified personnel.   However, since this trend affects the
entire construction industry, management does not believe that
this problem creates a competitive disadvantage.   Nevertheless,
aggressive steps, such as improvements to the Company's training and benefit programs, are being taken to assure that the Company maintains its quality labor pool.

Financial Condition

     While the Company's overall financial condition continues to improve, subsidiary operating results varied greatly during the quarter ended October 31, 1999. Revenues in the manufacturing and sales and services segments increased while construction revenues declined.

     Direct costs, when viewed as a percentage of revenue, increased in all areas. A considerable portion of the increase is attributed to labor costs, including overtime necessary to keep major projects on schedule. Management continues to take aggressive measures to overcome this difficulty.

     Due to the high volumes of work produced during the quarter, the Company's accounts receivable have increased by nearly 40%, going from $8,667,000 at July 31, 1999 to $11,329,000 at October
31, 1999.

     Other financial barometers, inventory and notes payable, also reflect the Company's increased activity. In keeping with the significant amount of manufacturing in the quarter, inventory has
declined.   The Company's current portion of Notes Payable has
increased due to financing of insurance premiums for the coming year. Long term debt has increased due to higher workloads and activity requiring borrowing against the Company's line of credit and sources of funds.

     Stockholder's equity continues to improve, going from $12,661,000 at July 31, 1999 to $12,849,000 at October 31, 1999.

Liquidity

     During the quarter ended October 31, 1999, the Company's operations used significant cash as a consequence of increased activity, most notably in the manufacturing segment. Much of this cash was generated from financing activities.

     Major increases, nearly $2.7 million, in open contracts receivable were one of the primary reasons that the borrowings were necessary, although this was somewhat offset by a significant decrease in costs and estimated earnings related to billings on uncompleted contracts.

     Going forward, management believes that operations will continue to generate sufficient cash to fund activities. However, as revenues increase, it may become necessary to increase the Company's credit facilities to handle short-term cash requirements, particularly in terms of inventory expansion for major fabrication projects. Management, therefore, is focusing on the proper allocation of resources to ensure stable growth.


Operations

     Currently, Williams Bridge Company is dealing almost exclusively with governmental projects, the number of which continues to increase as the states spend money allocated and appropriated from the various federal infrastructure programs approved by Congress in recent years.

     Williams Steel Erection Company, in contrast, has been doing the bulk of its recent work for commercial customers. The sales and services companies, Greenway Corporation and Williams Equipment Corporation, tend to work for the broadest base of customers, frequently assisting each other and Williams Steel Erection Company with equipment needs. Both of these companies continue to expand their customer base, particularly in the industrial area.

     Piedmont Metal Products has a diverse customer base, while
Construction Insurance Agency deals both with commercial customers as well as providing a variety of services for its sister companies.

2000 Quarter Compared to 1999 Quarter

     For the three months ended October 31, 1999, the Company had a net profit of $188,000 or $0.05 per share on 3,587,877 shares.
This profit compares to $174,000 or $0.05 per share on 3,576,429 shares for the comparable quarter in Fiscal 1999.

     While the earnings per share are comparable, the sources of these results varied greatly from Fiscal 1999 to Fiscal 2000. Manufacturing revenues nearly doubled, going from $2,585,000 in Fiscal 1999 to $4,799,000 in Fiscal 2000. Unfortunately, a series of cost overruns, many of which were due to overtime necessary to meet project schedules, hampered manufacturing profits from keeping pace with the segment's revenues. While manufacturing revenues nearly doubled, manufacturing costs increased by about 120%. Going forward, however, management now believes that sufficient personnel and material handling equipment are now in place to reduce costs considerably.

     Construction revenues declined by about 40%, with a concomitant decline in direct costs. This decline is attributed to a combination of factors, including the delays in start-up in several major projects as well as the delays attributed to two major tropical storms which impacted construction throughout the region during the quarter.

     In the sales and services segment, Greenway Corporation and Williams Equipment Corporation, the Company's two crane rental and rigging subsidiaries, both had increased revenues. Profitability at Williams Equipment Corporation, however, did not meet projected budget levels due to inclement weather and overtime costs.

     As the Condensed Consolidated Statements of Operations shows, overall construction revenue declined from $3,091,000 in the first quarter of Fiscal 1999 to $2,073,000 in the comparable quarter of Fiscal 2000. This is thought to be an aberration in terms of this Fiscal Year for the Company. While construction revenues will probably remain consistent or improve, management believes that the significant revenue growth for the Company this year will come in the manufacturing segment as Williams Bridge Company continues to improve its backlog and acquire more girder fabrication work for both its facilities.

     The Company's subsidiaries continue to diversify both their geographic marketplaces as well as their customer base, particularly in relation to the shipping of fabricated products. The Company's subsidiaries ship manufactured products to customers not only in Virginia, Maryland and the District of Columbia, but also in Pennsylvania, New Jersey, Tennessee, Ohio, and Delaware.


BACKLOG

     The Company's backlog continues to be excellent, due in large part to the significant increases occurring in the manufacturing subsidiaries. Backlog at October 31, 1999 was $34.1 million as compared to $27.3 million at October 31, 1998. The manufacturing companies have been producing substantial revenues while simultaneously maintaining a high backlog. The maintenance of this level of activity is viewed as significant. Most of the backlog will be completed within the next 12 months if contract schedules are followed. Management believes that the level of work is sufficient to allow the Company to have adequate work throughout Fiscal 2000. Management believes that if this backlog can be maintained, the Company will be able to achieve consistently profitable results.

Management

     Management, using the Company's updated strategic plan as a guideline, is focusing on long-range growth and acquisition, while simultaneously working on issues relating to profitability in existing activities. Expansion of the Company's traditional
market areas is already occurring.   It is anticipated that this
trend will continue.

Safe Harbor for Forward-Looking Statements

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

General

     The Company is party to various claims arising in the ordinary course of its business. Generally, claims exposure in the Company's industries consists of contract claims, workers' compensation, personal injury, products' liability and property damage. The Company believes that its insurance accruals, coupled with its excess liability coverage, are adequate coverage for such claims.

ITEM 2.  Changes in Securities

     During the quarter ended October 31, 1999, the Williams
Family Limited Partnership, which is not a component of the Company, acquired 620,766 shares of Williams Industries' stock previously owned by the Bank of America, N.A., successor to NationsBank, N.A. Mr. Frank E. Williams, Jr., a Company director and major shareholder, and Mr. Frank E. Williams, III, the Company's President and CEO and a Company director, have beneficial ownership in these shares through the Williams Family
Limited Partnership.

     Also during the quarter ended October 31, 1999, a group which included some Company directors, officers, and employees purchased 53,931 shares of the Company's stock that previously were held by First Tennessee Bank National Association. The block was broken up and the registered stock was reissued to the individual participants according to their level of participation in the funding of the purchase.

ITEM 3.  Defaults Upon Senior Securities

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             WILLIAMS INDUSTRIES, INCORPORATED

December 6, 1999             /s/  Frank E. Williams, III
                                Frank E. Williams, III
                                President, Chairman of the
                                Board
                                Chief Financial Officer