Form 10-Q
period 2000-01-31
WILLIAMS INDUSTRIES INC
filed 2000-03-10
CIK 107294

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                               FORM 10-Q

          Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


FOR QUARTER ENDED                            January 31, 2000

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

                  Yes  X                  No

                            3,589,206

Number of Shares of Common Stock Outstanding at January 31, 2000

                     WILLIAMS INDUSTRIES, INCORPORATED
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
($000 Omitted)

    ASSETS
                                         January 31           July 31
                                            2000                1999
                                        ---------            ---------
    CURRENT ASSETS
    Cash and cash equivalents        $     1,495          $     1,145
    Restricted cash                           17                   61
    Certificates of deposit                  754                  738
    Accounts receivable, net              14,259               11,481
    Inventory                              1,786                2,290
    Costs and estimated earnings in
       excess of billings on
       uncompleted contracts               1,760                1,481
    Prepaid and other expenses             1,466                  641
                                        ---------            ---------
           Total current assets           21,537               17,837
                                        ---------            ---------

     PROPERTY AND EQUIPMENT, AT COST      16,223               16,215
        Accumulated depreciation          (8,968)              (8,529)
                                        ---------            ---------
           Property and equipment, net     7,255                7,686
                                        ---------            ---------
    OTHER ASSETS
      Investments in unconsolidated
         affiliates                        1,024                1,048
      Deferred income taxes                3,839                3,944
      Other                                1,591                1,750
                                        ---------            ---------
            Total other assets             6,454                6,742
                                        ---------            ---------

    TOTAL ASSETS                        $ 35,246             $ 32,265
                                        =========            =========

    LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
    Current portion of notes payable    $  2,272             $  1,411
    Accounts payable                       5,342                4,868
    Billings in excess of costs and
       estimated earnings on
       uncompleted contracts               3,579                2,222
    Deferred income                          295                  348
    Other liabilities                      2,812                3,123
                                        ---------            ---------
           Total current liabilities      14,300               11,972

    LONG-TERM DEBT
    Notes payable, less current portion    7,787                7,397
                                        ---------            ---------
           Total Liabilities              22,087               19,369
                                        ---------            ---------
    MINORITY INTERESTS                       235                  235
                                        ---------            ---------

    COMMITMENTS AND CONTINGENCIES

    STOCKHOLDERS' EQUITY
    Common stock - 3,589,206 and
    3,587,877 issued and outstanding         359                  359
    Additional paid-in capital            16,429               16,424
    Accumulated deficit                   (3,864)              (4,122)
                                        ---------            ---------
       Total stockholders' equity         12,924               12,661
                                        ---------            ---------
    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                $ 35,246             $ 32,265
                                        =========            =========

         See Notes To Condensed Consolidated Financial Statements.

                        WILLIAMS INDUSTRIES, INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(000 0mitted)
(Unaudited)

                                  Three Months Ended         Six Months Ended
                                      January 31,                January 31,
                                    2000        1999        2000        1999
REVENUE                          ---------   ---------   ---------   ---------
    Construction                 $  3,786    $  2,203    $  5,877    $  5,294
    Manufacturing                   4,705       2,715       9,504       5,300
    Sales and service               1,785       1,682       3,528       3,282
    Other                             220         228         404         411
                                 ---------   ---------   ---------   ---------
       Total revenue               10,496       6,828      19,313      14,287
                                 ---------   ---------   ---------   ---------
DIRECT COSTS
    Construction                    2,843       1,394       4,134       3,509
    Manufacturing                   3,187       1,512       6,507       3,005
    Sales and service               1,044         897       2,113       1,804
                                 ---------   ---------   ---------   ---------
       Total direct costs           7,074       3,803      12,754       8,318
                                 ---------   ---------   ---------   ---------
GROSS PROFIT                        3,422       3,025       6,559       5,969
                                 ---------   ---------   ---------   ---------
EXPENSES
    Overhead                        1,158         922       2,194       1,812
    General and administrative      1,643       1,206       3,005       2,515
    Depreciation                      287         318         578         632
    Interest                          218         236         431         445
                                 ---------   ---------   ---------   ---------
       Total expenses               3,306       2,682       6,208       5,404
                                 ---------   ---------   ---------   ---------
EARNINGS BEFORE INCOME TAXES,
EQUITY EARNINGS AND
MINORITY INTERESTS                    116         343         351         565

INCOME TAX PROVISION                   35         131         109         211
                                 ---------   ---------   ---------   ---------
EARNINGS BEFORE EQUITY EARNINGS
AND MINORITY INTERESTS                 81         212         242         354
    Equity earnings (loss)
    and minority interest             (11)          3          16          34
                                 ---------   ---------   ---------   ---------
NET EARNINGS                      $    70     $   215     $   258     $   388
                                 =========   =========   =========   =========
EARNINGS PER COMMON SHARE-BASIC    $ 0.02      $ 0.06      $ 0.07      $ 0.11
                                 =========   =========   =========   =========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:  BASIC       3,588,158   3,577,069   3,588,018   3,576,749
                                 ---------   ---------   ---------   ---------

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

NET CASH USED IN OPERATING ACTIVITIES                     $  (779)    $  (611)

NET CASH USED IN INVESTING ACTIVITIES                        (104)       (358)

NET CASH PROVIDED BY FINANCING ACTIVITIES                   1,233         426
                                                         ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          350        (543)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              1,145       1,384
                                                         ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 1,495     $   841
                                                         =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Income Taxes                                          $  53       $  77
                                                         =========   =========
      Interest                                              $ 423       $ 469
                                                         =========   =========

            See Notes To Condensed Consolidated Financial Statements.


                     WILLIAMS INDUSTRIES, INCORPORATED

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            January 31, 2000


1.  INTERIM FINANCIAL STATEMENTS

     This document includes unaudited interim financial statements that should be read in conjunction with the Company's latest audited annual
financial statements.   However, in the opinion of management, these
financial statements contain all adjustments consisting only of normal recurring items necessary for a fair presentation of the Company's financial position as of January 31, 2000 and 1999, as well as the results of its operations for the three and six months ended January 31,
2000 and 1999, and cash flows for the six months then ended.


2.  RELATED-PARTY TRANSACTIONS

     Certain shareholders owning or controlling approximately 34% of the outstanding stock of the Company own controlling interests in the outstanding stock of Williams Enterprises of Georgia, Inc., 100% of Williams and Beasley Company, and 100% of Structural Concrete Products, LLC. Each of these entities did business with the company during the quarter.

     Billings to Williams Enterprises of Georgia, Inc. and its affiliates were approximately $130,000 and $358,000 for the three and six months ended January 31, 2000 and $272,000 and $755,000 for the three and six months ended January 31, 1999.

     Net billings from Williams and Beasley Company during the three
and
six months ended January 31, 2000 were approximately $75,000 and
$82,000
respectively. Billings from Williams and Beasley Company during the three and six months ended January 31, 1999 were approximately $23,000 and $127,000.

     Billings to Structural Concrete Products, LLC were approximately $87,000 and $118,000 for the three and six months ended January 31,
2000.   Billings to this entity were insignificant during the three and six months ended January 31, 1999. Billings from Structural Concrete Products, LLC to the Company were approximately $1,440,000 and $1,440,000 for the three and six months ended January 31, 2000. Billings from this entity were insignificant during the three and six months ended January 31, 1999.


3.  COMMITMENTS/CONTINGENCIES

     As reported in the Company's quarterly filing for October 31, 1999, the company had entered into an agreement to purchase approximately 17 acres of unimproved real estate adjoining its Prince William County, Virginia properties from an unaffiliated third party for $567,500.

     Given the Company's desire to limit borrowing at this time, the Board of Directors accepted an offer from Director Frank E. Williams, Jr., acting on behalf of the Williams Family Limited Partnership, to acquire the property and lease it to the Company with an option to purchase the majority of the property back for the original pro-rata
cost.   Given the interest of Mr. Williams, Jr. and Company CEO Frank
E.
Williams, III, in the Williams Family Limited Partnership, this transaction was discussed and authorized by the board without the participation of Mr. Williams, Jr. or Mr. Williams, III.

     Management feels this transaction will enable the Company to preserve its options to develop the property for expansion of its manufacturing and other operations. The Company intends to move ahead with the development of the property.

     Subsequent to January 31, 2000, the Williams Family Limited Partnership acquired the property and executed the lease/option
agreement with the Company.   The initial lease term is for five years,
with an extension option.   The base annual rent calculation will be
based on the capitalized cost of the property times the Williams Family Limited Partnership's costs of funds (margin rate) plus one percent,
adjusted quarterly.   Payments will be made on a monthly basis.

4.  SEGMENT INFORMATION


     Information about the Company's operations in its operating segments for the three and six months ended January 31, 2000 and 1999 is as follows (in thousands):

                              Three Months Ended     Six Months Ended
                                   January 31,           January 31,
                                2000       1999       2000       1999
                              --------   --------   --------   --------
Revenues:
  Construction                $ 4,140    $ 2,464    $ 6,459    $ 5,880
  Manufacturing                 4,725      2,903      9,590      5,563
  Sales and Services            1,901      1,843      3,760      3,589
  Other                           356        359        666        677
                              --------   --------   --------   --------
                               11,122      7,569     20,475     15,709

Intersegment revenues:
  Construction                    354        261        582        586
  Manufacturing                    20        188         86        263
  Sales and Services              116        161        232        307
  Other                           136        131        262        266
                              --------   --------   --------   --------
                                  626        741      1,162      1,422

Consolidated revenues:
  Construction                  3,786      2,203      5,877      5,294
  Manufacturing                 4,705      2,715      9,504      5,300
  Sales and Services            1,785      1,682      3,528      3,282
  Other                           220        228        404        411
                              --------   --------   --------   --------
Total Consolidated Revenues:   10,496      6,828     19,313     14,287


Earnings before income taxes,
  equity earnings and
  minority interest:
  Construction                    181        109        438        492
  Manufacturing                   200        281        551        541
  Sales and Services               31         61        120         62
  Other                          (296)      (108)      (758)      (530)
                              --------   --------   --------   --------
  Total                       $   116     $  343     $  351     $  565


5.  INVENTORIES

     Inventory consisted of the following (in thousands):

                            January 31            July 31
                               2000                1999
                            ----------          ----------
Expendable tools
  and equipment              $   794              $   806
Supplies                         272                  277
Materials                      1,877                2,383
                            ----------          ----------
Total Inventory              $ 2,943              $ 3,466
Less:   Amount classified
  as long term (Included
  in Other Assets - Other)     1,157                1,176
                            ----------          ----------
                             $ 1,786              $ 2,290
                            ----------          ----------

6.  YEAR 2000 ISSUE UPDATE

     The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not anticipate any impact on its on-going business as a result of the "Year 2000" issue. Although minor problems, such as those related to customers or suppliers' systems, could occur, the Company is not aware of any significant Year 2000 or similar problems that have arisen
for its customers and suppliers.   The Company's expenditures for Year
2000 readiness were minimal and part of an overall system review and upgrade.

7.  SUBSEQUENT EVENT

     Subsequent to January 31, 2000, the Company closed a transaction with a former partner in which the Company acquired clear title to a five-acre parcel adjoining its other properties in Prince William County, Virginia. This settlement concludes the affairs of a formerly 50%-owned subsidiary, Commercial Manufacturing Partnership.




Item 2.  Management's Discussion and Analysis
Financial Condition and Results of Operations


General

     The Company's operations serve the industrial, commercial and institutional construction markets, primarily in the Mid-Atlantic region
of the United States.   Operating activity varied throughout the
quarter
as individual subsidiaries dealt with different customer bases in
providing highly specialized services.   In general, each of the
Company's subsidiaries was busy, but with different types of customers.

     The Company continues to benefit greatly from increased governmental spending on infrastructure, particularly as it relates to
bridge girders.   The Company's manufacturing revenues improved as a
consequence of this spending. The trend of increasing manufacturing revenues, which became significant in Fiscal 1999, is expected to continue for several years as funding for infrastructure programs is scheduled to continue for at least five years.

     Construction revenues also increased during the quarter, due primarily to the start of several major projects which had been delayed in the first quarter.

     Sales and services segment revenues were comparable to those of a year ago, but costs, due in part to manpower shortages and weather, increased significantly during the second quarter of Fiscal 2000.

     The synergistic efforts of the Company's subsidiaries are
considered to be in the Company's best, long-term interest. Marketing efforts are taking place to expand the Company's customer base in all
areas.   Management believes this will help smooth out slow downs in any
one segment of its business going forward.

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

Financial Condition

     The Company's overall financial condition continues to improve. Net working capital increased by $1,372,000 from $5,865,000 at Fiscal Year end, July 31, 1999, to $7,237,000 at January 31, 2000.
Stockholder's Equity increased $75,000 during the quarter, due to earnings and additional paid-in capital from the Employee Stock Purchase
Plan.

     Direct costs, when viewed as a percentage of revenue, increased in
most areas.   Like its competitors, the Company experienced increased
costs in fuel and in raw materials, such as steel, due to overall increases in the marketplace. However, a considerable portion of the Company's increase in direct costs is attributed to labor costs, including overtime necessary to keep major projects on schedule. Management continues to take aggressive measures to overcome this difficulty.

     The Company's accounts receivable have increased by 23%, going from
$11,521,000 at Fiscal Year end, July 31, 1999 to $14,259,000 at January 31, 2000, solely as a result of the volume of work being produced. Changes in notes payable are also directly related to the Company's increased activity. In keeping with the significant amount of manufacturing in the quarter, inventory has declined as work was produced.

     The Company's current portion of Notes Payable has increased due to financing of insurance premiums for the coming year. The Company traditionally finances its general liability, automotive and heavy equipment, and worker's compensation insurance premiums, with the worker's compensation program portion of the debt being the most significant. The Company's financial statements have historically shown the financing for the worker's compensation program as occurring in the second quarter of the fiscal year.

     Long-term debt has increased due to higher workloads and activity requiring borrowing against the Company's line of credit and sources of funds.


Operations

     Revenues for the quarter ended January 31, 2000 totaled
$10,496,000
or $3,668,000 higher than for the quarter ended January 31, 1999. This represents a 54% increase in total revenue over the prior year. Unlike the first quarter of Fiscal 2000 where only manufacturing revenues increased, both construction and manufacturing revenues increased in the quarter ended January 31, 2000. Construction revenues went from $2,203,000 to $3,786,000. Manufacturing revenues increased by $1,990,000, from $2,715,000 to $4,705,000. Sales and Service revenues also increased slightly.

     Gross profit increased by 13%, from $3,025,000 for the quarter ended January 31, 1999 to $3,422,000 for the quarter ended January 31, 2000. However, the overall gross profit percentage decreased when compared to the same quarter in Fiscal 1999.

     General and administrative expenses increased approximately 36% to $1,643,000 in Fiscal 2000 from $1,206,000 in the comparable quarter in Fiscal 1999. While some of this increase is attributable to routine costs associated with the higher revenue levels, it should be noted that the comparable period for Fiscal 1999 contained a one-time sales tax adjustment of approximately $237,000, which reduced expenses in that period and added to pre-tax profit.

     Although the Company has been using its credit facilities to fund operations during the quarter, interest expense nevertheless declined by
$18,000 for the quarter ended January 31, 2000 when compared to the quarter ended January 31, 1999. This is due to payments made during the intervening year as well as the fact that the Company's new credit facilities with United Bank are at a lower rate of interest than prior borrowings.

Three Months Ended January 31, 2000 Compared to Three Months Ended January 31, 1999

     Net income for the quarter declined by $145,000 or 67%. On a per share basis, net earnings declined by $0.04 per share when compared to the second quarter of Fiscal 2000. This change is due to the combination of increased expenses in the quarter ended January 31, 2000 and the one-time adjustment made in Fiscal 1999.

     Manufacturing revenues continue to grow at a rapid pace, with a
73%
increase for the three months ended January 31, 2000 when compared to the same period in Fiscal 1999. Costs, however, grew at an even higher rate, increasing by 12% as a percentage of revenue for the segment. These costs are due mainly to increased labor costs and the increase in the price of steel. Management is working to expand the segment's labor pool and is developing other strategies to reduce the overtime costs that significantly impacted profit margins in the quarter. In addition, steps are being taken to vary the mix of work in the Company's shops, thereby allowing higher profit jobs to be produced simultaneously with more cost intensive complex projects.

     Revenues in the construction segment also improved as a number of projects, which had been delayed for a variety of reasons, began. Cash flows, however, were impacted by initial operating costs on several major jobs, as well as by weather delays. This is part of the normal course of the construction business and not viewed as a negative in terms of long-term profitability.

     In the sales and services segment, however, inclement weather in the Company's traditional market areas caused Greenway Corporation and Williams Equipment Corporation, the company's two crane rental and rigging subsidiaries, to have to work substantial overtime to meet commitments to customers. Since much of this segment's work, like that of its competitors, is done on a lump sum basis, these costs will not translate to earnings in a later quarter.

     The change in the equity earnings of an unconsolidated affiliate was caused by failure of the affiliate to meet revenue projections
during the quarter.   This is not anticipated to pose any long-term
detriment to the Company's investment.


Six Months Ended January 31, 2000
Compared to Six Months Ended January 31, 1999

     For the six months ended January 31, 2000, the Company had net earnings of $258,000 or $0.07 per share on revenue of $19,313,000 compared to net earnings of $388,000 or $0.11 per share on revenue of $14,287,000 for the six months ended January 31, 1999. As mentioned earlier, the six month profit for the period ended January 31, 1999 contained a one-time sales tax adjustment of approximately $237,000, which reduced expenses in that period and added to pre-tax profit.
When that exceptional item is removed, profits increased in Fiscal 2000 by comparison.

     Much of the increase in revenues can be attributed to the manufacturing segment, whose revenue increased by 79%. The segment, however, continues to experience significant costs, influencing anticipated profit margins. Gross profit margins in the manufacturing segment have declined by approximately 11% percent when the six months January 31, 2000 are compared to the six months ended January 31, 1999.
This decline is due to overtime expense coupled with a higher price of steel.

BACKLOG

     Backlog at January 31, 2000 was $31.1 million as compared to $34.1 million at October 31, 1999. Both the manufacturing and construction operations have produced substantial revenues while simultaneously maintaining high backlogs. The maintenance of these levels of activity is viewed as significant. Most of the backlog will be completed within the next 12 months if contract schedules are followed. Management believes that the level of work is sufficient to allow the Company to have adequate work throughout Fiscal 2000 and into Fiscal 2001. Management believes that if this backlog can be maintained, the Company will be able to achieve consistently profitable results.

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

Safe Harbor for Forward-Looking Statements

     The Company is including the following cautionary statements to make applicable and take advantage of the safe harbor provisions within the meaning of Section 27A of the Securities Act of 1933 and Section 21E
of the Securities Exchange Act of 1934 for any forward-looking statements made by, or on behalf of, the Company in this document and any materials incorporated herein by reference. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "estimates," "expects," "intends," and similar expressions. From time to time, the Company or one of its subsidiaries individually may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by or on behalf of the Company or its subsidiaries, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward-looking statements. In addition, the Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

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

         27.  Financial Data Schedule.

     (b) Reports on Form 8-K

          None.



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             WILLIAMS INDUSTRIES, INCORPORATED

March 9, 2000              /s/  Frank E. Williams, III
                                Frank E. Williams, III
                                President, Chairman of the
                                Board
                                Chief Financial Officer