Form 10-Q
period 2000-04-30
WILLIAMS INDUSTRIES INC
filed 2000-06-07
CIK 107294

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                               FORM 10-Q

          Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


FOR QUARTER ENDED                            April 30, 2000

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

                  Yes  X                  No

                            3,590,106

Number of Shares of Common Stock Outstanding at April 30, 2000

                     WILLIAMS INDUSTRIES, INCORPORATED
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
($000 Omitted)
                                    ASSETS
                                         April 30             July 31
                                           2000                1999
                                        ---------            ---------
CURRENT ASSETS
    Cash and cash equivalents          $   3,395            $   1,145
    Restricted cash                           42                   61
    Certificates of deposit                  822                  738
    Accounts receivable, net              13,134               11,481
    Inventory                              1,631                2,290
    Costs and estimated earnings
         in excess of billings
         on uncompleted contracts          1,492                1,481
    Prepaid and other expenses             1,092                  641
                                        ---------            ---------
              Total current assets        21,608               17,837
                                        ---------            ---------
    PROPERTY AND EQUIPMENT, AT COST       17,352               16,215
        Accumulated depreciation          (9,243)              (8,529)
                                        ---------            ---------
          Property and equipment, net      8,109                7,686
                                        ---------            ---------
    OTHER ASSETS
      Investments
        in unconsolidated affiliates       1,037                1,048
      Deferred income taxes                3,688                3,944
      Other                                1,439                1,750
                                        ---------            ---------
              Total other assets           6,164                6,742
                                        ---------            ---------
    TOTAL ASSETS                       $  35,881            $  32,265
                                       ==========           ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
    Current portion of notes payable   $   2,362            $   1,411
    Accounts payable                       5,131                4,868
    Billings in excess of costs
        and estimated earnings
        on uncompleted contracts           3,217                2,222
    Deferred income                          258                  348
    Other liabilities                      3,269                3,123
                                        ---------            ---------
              Total current liabilities   14,237               11,972
                                        ---------
---------
    LONG-TERM DEBT
    Notes payable, less current portion    8,130                7,397
                                        ---------            ---------
              Total Liabilities           22,367               19,369
                                        ---------            ---------
    MINORITY INTERESTS                       259                  235
                                        ---------            ---------
    COMMITMENTS AND CONTINGENCIES

    STOCKHOLDERS' EQUITY
    Common stock - 3,590,106 and
      3,587,877 issued and outstanding       359                  359
    Additional paid-in capital            16,432               16,424
    Accumulated deficit                   (3,536)              (4,122)
                                        ---------            ---------
         Total stockholders' equity       13,255               12,661
                                        ---------
---------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY              $ 35,881            $ 32,265
                                        =========           =========

         See Notes To Condensed Consolidated Financial Statements.

                        WILLIAMS INDUSTRIES, INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(000 0mitted)                       (Unaudited)

                                   Three Months Ended       Nine Months Ended
                                        April 30,               April 30,
                                    2000        1999        2000        1999
REVENUE                          ---------   ---------   ---------   ---------
    Construction                  $ 3,514     $ 2,270     $ 9,391     $ 7,564
    Manufacturing                   5,737       4,970      15,241      10,270
    Sales and service               2,226       1,935       5,754       5,217
    Other                             188         162         592         574
                                 ---------   ---------   ---------   ---------
       Total revenue               11,665       9,337      30,978      23,625
                                 ---------   ---------   ---------   ---------
DIRECT COSTS
    Construction                    2,582       1,459       6,716       4,968
    Manufacturing                   3,911       3,422      10,418       6,427
    Sales and service               1,341       1,121       3,454       2,925
                                 ---------   ---------   ---------   ---------
       Total direct costs           7,834       6,002      20,588      14,320
                                 ---------   ---------   ---------   ---------
GROSS PROFIT                        3,831       3,335      10,390       9,305
                                 ---------   ---------   ---------   ---------
EXPENSES
    Overhead                        1,141         834       3,335       2,646
    General and administrative      1,733       1,502       4,738       4,018
    Depreciation                      295         338         873         970
    Interest                          226         238         657         682
                                 ---------   ---------   ---------   ---------
       Total expenses               3,395       2,912       9,603       8,316
                                 ---------   ---------   ---------   ---------
EARNINGS BEFORE INCOME TAXES,
EQUITY EARNINGS AND
MINORITY INTERESTS                    436         423         787         989

INCOME TAX PROVISION                  128          58         237         269
                                 ---------   ---------   ---------   ---------
EARNINGS BEFORE EQUITY EARNINGS
AND MINORITY INTERESTS                308         365         550         720
    Equity earnings and
    minority interest                  20         28           36          62
                                 ---------   ---------   ---------   ---------
EARNINGS BEFORE EXTRAORDINARY ITEM    328        393          586         782
EXTRAORDINARY ITEM
    Loss on extinguishment of debt     -        (193)          -         (193)
                                 ---------   ---------   ---------   ---------
NET EARNINGS                       $  328      $  200      $  586      $  589
                                 =========   =========   =========   =========
EARNINGS PER COMMON SHARE-BASIC
Earnings before extraordinary item $ 0.09      $ 0.11      $ 0.16      $ 0.22
Extraordinary Item                    -         (0.05)        -         (0.05)
                                 ---------   ---------   ---------   ---------
EARNINGS PER COMMON SHARE-BASIC    $ 0.09      $ 0.06      $ 0.16      $ 0.17
                                 =========   =========   =========   =========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:  BASIC       3,589,516   3,577,069   3,588,510   3,578,592
                                 ---------   ---------   ---------   ---------

                        WILLIAMS INDUSTRIES, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
($000 Omitted)                                              Nine Months Ended
                                                                April 30,
                                                            2000        1999
                                                         =========   =========
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       $ 1,927      $ (308)

NET CASH USED IN INVESTING ACTIVITIES                      (1,346)       (659)

NET CASH PROVIDED BY FINANCING ACTIVITIES                   1,669         544
                                                         ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        2,250        (423)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              1,145       1,384
                                                         ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 3,395      $  961
                                                         =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Income Taxes                                          $  52       $  71
                                                         =========   =========
      Interest                                              $ 644       $ 693
                                                         =========   =========

            See Notes To Condensed Consolidated Financial Statements.


                     WILLIAMS INDUSTRIES, INCORPORATED

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            April 30, 2000


1.  INTERIM FINANCIAL STATEMENTS

     This document includes unaudited interim financial statements that should be read in conjunction with the Company's latest audited annual financial statements. However, in the opinion of management, these financial statements contain all adjustments consisting only of normal recurring items necessary for a fair presentation of the Company's financial position as of April 30, 2000 and July 31, 1999, as well as the results of its operations and its cash flows for the three and nine months ended April 30, 2000 and 1999.


2.  RELATED-PARTY TRANSACTIONS

     Certain shareholders owning or controlling approximately 35% of the outstanding stock of the Company own controlling interests in the outstanding stock of Williams Enterprises of Georgia, Inc., 100% of Williams and Beasley Company, and 100 % of Structural Concrete Products, LLC. Each of these entities did business with the company during the quarter.

     Billings to Williams Enterprises of Georgia, Inc. and its affiliates were approximately $16,000 and $374,000 for the three and nine months ended April 30, 2000 and $138,000 and $893,000 for the three and nine months ended April 30, 1999.

     Net billings from Williams and Beasley Company during the three and nine months ended April 30, 2000 were approximately $130,000 and $229,000 respectively. Billings from Williams and Beasley Company during the three and nine months ended April 30, 1999 were approximately $166,000 and $293,000.

     Billings to Structural Concrete Products, LLC were approximately $2,000 and $121,000 for the three and nine months ended April 30, 2000.
Billings to this entity were insignificant during the three and nine months ended April 30, 1999. Billings from Structural Concrete Products, LLC to the Company were approximately $165,000 and $1,606,000 for the
three and nine months ended April 30, 2000.   Billings from this entity
were insignificant during the three and nine months ended April 30, 1999.

     During the quarter ended April 30, 2000, the Company entered into an agreement with the Williams Family Limited Partnership to lease/purchase approximately 17 acres of unimproved real estate adjoining its Prince
William County, Virginia properties.   The initial lease term is for five
years, with an extension option.   The base annual rent calculation will
be based on the capitalized cost of the property times the Williams Family Limited Partnership's costs of funds (margin rate) plus one percent,
adjusted quarterly.   Payments will be made on a monthly basis.


3.  SEGMENT INFORMATION

     Information about the Company's operations in its operating segments for the three and nine months ended April 30, 2000 and 1999 is as follows (in thousands):
                             Three Months Ended          Nine Months Ended
                                  April 30,                  April 30,

                              2000         1999          2000         1999
                            --------     --------      --------     --------
Revenues:
  Construction              $ 3,930      $ 2,600       $10,389      $ 8,480
  Manufacturing               5,774        4,843        15,364       10,406
  Sales and Services          2,341        2,019         6,102        5,608
  Other                         307          308           972          986
                            --------     --------      --------     --------
                             12,352        9,770        32,827       25,480
                            --------     --------      --------     --------
Intersegment revenues:
  Construction                  416          330           998          916
  Manufacturing                  37         (127)          123          136
  Sales and Services            115           84           348          391
  Other                         119          146           380          412
                            --------     --------      --------     --------
                                687          433         1,849        1,855
                            --------     --------      --------     --------
Consolidated revenues:
  Construction                3,514        2,270         9,391        7,564
  Manufacturing               5,737        4,970        15,241       10,270
  Sales and Services          2,226        1,935         5,754        5,217
  Other                         188          162           592          574
                            --------     --------      --------     --------
Total Consolidated Revenues: 11,665        9,337        30,978       23,625
                            --------     --------      --------     --------

Earnings before income taxes,
  equity earnings and
  minority interest:
  Construction                  263          324           701          816
  Manufacturing                 535          421         1,086          962
  Sales and Services            148          118           268          180
  Other                        (510)        (440)       (1,268)        (970)
                            --------     --------      --------     --------
  Total                      $  436       $  423        $  787       $  988
                            --------     --------      --------     --------


4.  INVENTORIES

     Inventory consisted of the following (in thousands):

                             April 30              July 31
                               2000                 1999
                            ---------            ---------
Expendable tools
  and equipment              $   795              $   806
Supplies                         271                  277
Materials                      1,623                2,383
                            ---------            ---------
Total Inventory              $ 2,689              $ 3,466
Less:   Amount classified
  as long term (Included
  in Other Assets - Other)     1,058                1,176
                            ---------            ---------
                             $ 1,631              $ 2,290
                            ---------            ---------


Item 2.  Management's Discussion and Analysis
Financial Condition and Results of Operations


General

     The Company's operations serve the industrial, commercial and institutional construction markets, primarily in the Mid-Atlantic region of the United States. Since about April 1999, due primarily to increased governmental spending on infrastructure, the Company, like its overall industry, has experienced increasing demand for its products and services.

     Like others in the construction industry, the Company is experiencing difficulties in hiring and retaining qualified personnel to meet this demand. In order to meet this challenge, the Company has developed a close working relationship with the Virginia Council of Churches,
which  helps sponsor and train refugee workers in various trades.   The
Company is also working with the Virginia Department of Labor to transition workers from companies that are downsizing to appropriate positions in the Company's geographically diverse subsidiaries.

     Unlike many of its competitors, the Company continues to benefit from
the synergistic efforts of its subsidiaries.   The combination of
manufacturing, construction, and heavy hauling and lifting capabilities have allowed the Company to offer a turnkey approach for its customers,
thereby increasing its competitiveness on some contracts.   While each
of the subsidiaries maintain their own customer base, the synergistic capabilities have also allowed for cross pollination in marketing efforts, which also improves the opportunities for the Company to
obtain work.   Management intends to seek out and exploit these
synergistic opportunities, which can be beneficial in containing costs as well as enhancing revenues.

Financial Condition

     For the quarter ended April 30, 2000, the Company's  net working
capital and stockholder's equity both increased.   Net working capital
went from $7,237,000 at January 31, 2000 to $7,371,000 at April 30,
2000. At April 30, 2000, Stockholder's Equity was $13,255,000, an increase of $331,000 from the quarter ended January 31, 2000.

     There were varying increases in direct costs when viewed as a percentage of segment revenue. Direct costs in the construction segment increased by almost nine percent. The increase was due almost totally to increased labor expense attributed to overtime necessary to keep major projects on schedule. The Company does not believe this segment is at a competitive disadvantage in this area because increasing labor expenses are an industry-wide trend resulting from increased demand. Direct costs in the Sales and Services segment, again viewed as a percentage of revenue, increased slightly, primarily due to increasing fuel costs, although there were some cost increases
due to labor.   Direct costs in the Manufacturing segment appear to
have stabilized and did not increase during the quarter.

     Although the Company's overall revenues continue to increase, accounts receivable declined by more than $1 million due to the collection of outstanding accounts and the timing of billings on new projects.
Increases in accounts payable are directly related to the Company's increased activity. The increases in notes payable is due to the purchase of a $775,000 crane during the quarter ended April 30, 2000.
In keeping with the significant amount of manufacturing in the quarter, inventory has declined as work in process was completed.

     Cash flow from operations was ($779,000) at January 31, 2000 and $1,927,000 at April 30, 2000. This significant change was primarily due to the collection of major receivables at Williams Bridge Company and Williams Steel Erection Company.

     The Company currently has about $5 million in variable rate notes; therefore a 2% increase in interest rates, which seems likely in today's market conditions, would increase interest expense by about $100,000 per year.


Three Months Ended April 30, 2000 Compared to Three Months Ended April
30, 1999

     The Company reported a 60% increase in net income for the quarter ended April 30, 2000. Net income was $328,000 or $0.09 per share on total revenue of $11,665,000. These results compare to net income of $200,000 or $0.06 per share on total revenue of $9,337,000 for the quarter ended April 30, 1999. It should be noted that the 1999 quarter contained an extraordinary loss of $193,000 or $0.05 per share.

     Each of the Company's subsidiaries experienced revenue growth when the quarters are compared, but the largest increase came in the Construction segment whose revenues went from $2,270,000 for the quarter ended April 30, 1999 to $3,514,000 for the quarter ended April 30, 2000. The increase was due to a variety of new projects that began during the quarter, including extensive work on infrastructure projects funded by the federal TEA 21 program that is funneling billions of dollars into highway construction.

     The Company's manufacturing segment continues to benefit from consistent order flow for bridge girders, also a component of the TEA 21 program. Manufacturing revenues went from $4,970,000 for the quarter ended April 30, 1999 to $5,737,000 for the quarter ended April
30, 2000.   The manufacturing segment continues to grow as a percentage of the Company's revenue. The trend of manufacturing becoming a larger part of the Company's business began with federal funding increases in Fiscal 1999. The increasing proportion of revenues generated by manufacturing is expected to continue for several years as funding for infrastructure programs is scheduled to continue increasing for at least five years.

     Sales and Services revenues also increased, going from $1,935,000 at April 30, 1999 to $2,226,000 at April 30, 2000. Much of the increase in revenue was a result of increased demand for the subsidiaries' rigging services.

     While each of the Company's operating subsidiaries had an increase in revenues when the quarters are compared, direct cost issues discussed earlier kept pre-tax profits at several subsidiaries from increasing as significantly as revenues.

     However, expenses, when viewed as a percentage of total revenue, declined due to further consolidation of corporate overhead.

     Current inventory declined significantly from $3,536,171 at April 30, 1999 to $1,631,000 at April 30, 2000 as work was produced. In addition, much of the inventory that had been stockpiled when steel prices were cheaper is now being replaced on an "as needed" basis rather than acquiring advance quantities at higher prices.


Nine Months Ended April 30, 2000 Compared to Nine Months Ended April
30, 1999

     For the nine months ended April 30, 2000, the Company had net earnings of $586,000 or $0.16 per share on revenue of $30,978,000 compared to net earnings of $589,000 or $0.17 per share on revenue of $23,625,000 for the nine months ended April 30, 1999.

     Direct comparisons are difficult, however, because of special items that occurred in Fiscal 1999. The nine months ended April 30, 1999 contained a one-time sales tax adjustment of approximately $237,000, which reduced expenses in that period and increased pre-tax earnings. When that item is removed, profits increased in Fiscal 2000 by comparison. However, nine months ended April 30, 1999 also contained an extraordinary loss on extinguishments of debt of $193,000, which reduced Fiscal 1999 profits. When these items are removed, earnings declined on the higher Fiscal 2000 revenues due to the higher direct costs.

     During the nine months ended April 30, 2000, direct costs as a percentage of revenue increased by six percent when compared to the nine months ended April 30, 1999 while expenses as a percentage of revenue declined. A considerable portion of this change can be attributed to about $1.5 million in work that was subcontracted during the nine months ended April 30, 2000.

BACKLOG

     Backlog increased by more than $5 million, going from $31 million at January 31, 2000 to more than $36 million at April 30, 2000. Included in this backlog is a major erection project at the National Institutes of Health in Bethesda, Maryland for the new Clinical Research Center. This project is not scheduled to begin until Fiscal 2001. Williams Bridge Company also has added a significant number of manufacturing jobs for highway projects, the majority of which are located in the Mid-Atlantic region.

     Both the manufacturing and construction operations have produced substantial revenues while simultaneously maintaining high backlogs. The maintenance of these levels of activity is viewed as significant. With the exception noted above, most of the backlog will be completed within the next 12 months if contract schedules are followed. Management believes that the level of work is sufficient to allow the Company to have adequate work well into Fiscal 2001.

Management

     Management believes that operations will generate sufficient cash to fund activities. However, as revenues increase, it may become necessary to continue increasing the Company's credit facilities to handle short-term cash requirements, particularly in terms of inventory expansion for major fabrication projects. Management, therefore, is focusing on the proper allocation of resources to ensure stable growth.

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

     Forward-looking statements made by the Company are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed in, or implied by, the forward-looking statements. These forward-looking statements may include, among others, statements concerning the Company's revenue and cost trends, cost reduction strategies and anticipated outcomes, planned capital expenditures, financing needs and availability of such financing, and the outlook for future activity in the Company's market areas.
Investors or other users of forward-looking statements are cautioned that such statements are not a guarantee of future performance by the Company and that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all of the risks and uncertainties, in addition to those specifically set forth above, include general economic and weather conditions, market prices, environmental and safety laws and policies, federal and state regulatory and legislative actions, tax rates and policies, rates of interest and changes in accounting principles or the application of such principles to the Company.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

General

     The Company is party to various claims arising in the ordinary course of its business. Generally, claims exposure in the construction services industry consists of workers compensation, personal injury, products' liability and property damage. The Company believes that its insurance and other expense accruals, coupled with its primary and excess liability coverage, are adequate coverage for such claims or contingencies.

ITEM 2.  Changes in Securities

     None.

ITEM 3.  Defaults Upon Senior Securities

     None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     None.


ITEM 5.  Other Information

     None.

ITEM 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

          (27) Financial Data Schedule.

     (b) Reports on Form 8-K

          None.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             WILLIAMS INDUSTRIES, INCORPORATED

June 6, 2000              /s/  Frank E. Williams, III
                                Frank E. Williams, III
                                President, Chairman of the
                                Board
                                Chief Financial Officer