Form 10-K
period 2000-07-31
WILLIAMS INDUSTRIES INC
filed 2000-10-11
CIK 107294

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C.  20549

                                Form 10-K
                               (Mark One)

   ( X )    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
            THE SECURITIES EXCHANGE ACT OF 1934
            For the Fiscal Year Ended July 31, 2000
OR
   (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
            THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
            For the transition period from          to

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

     Aggregate market value of voting stock held by non-
affiliates of the Registrant, based on last sale price as reported on September 22, 2000:
                                                $9,427,677

     Shares outstanding at September 22, 2000    3,591,496

     The following document is incorporated herein by reference thereto in response to the information required by Part III of this report (information about officers and directors):

     Proxy Statement Relating to Annual Meeting to be held
November 11, 2000.

PART I

Safe Harbor for Forward Looking Statements

     The Company is including the following cautionary statements to make applicable and take advantage of the safe harbor provisions within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 for any forward-looking statements made by, or on behalf of, the Company in this document and any materials incorporated herein by reference. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "estimates," "expects," "intends," and similar expressions. From time to time, the Company or one of its subsidiaries individually may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by or on behalf of the Company or its subsidiaries, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward-looking statements. In addition, the Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

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

RESTATEMENT DISCLOSURE

     Subsequent to the filing of its July 31, 1999 annual report on Form 10-K, the Company became aware of certain errors that had been made in the accounting for its worker's compensation insurance expense over a period of several years. These errors are detailed in Footnote 17 (Restatement) accompanying this report.

Item 1. Business

A.  General Development of Business

     In the decades since its founding, Williams Industries, Incorporated (the Company) has been a leader in the construction services market, providing specialized services to customers in the commercial, industrial, institutional, and governmental markets. These services are provided by operating subsidiaries whose main lines of business include: steel, precast concrete and miscellaneous metals erection and installation; crane rental, heavy and specialized hauling and rigging; fabrication of welded steel plate girders, rolled steel beams, and light structural and other metal products; and the sale of insurance, safety and related services.

     The structure of the Company has not varied greatly in recent years with Greenway Corporation, Piedmont Metal Products, Inc., Williams Bridge Company, Williams Equipment Corporation, and Williams Steel Erection Company, Inc. providing the bulk of the Company's revenue and opportunities for growth. Their efforts are augmented by Construction Insurance Agency, Inc., Insurance Risk Management Group, Inc., and WII Realty Management, which provide necessary services for their sister companies as well as outside customers. The parent holding company, Williams Industries, Inc. provides a number of services for all of the subsidiaries as well as dealing with outside audiences such as financial institutions, shareholders, and governmental regulatory agencies.

     However, in keeping with the Company's comprehensive long-range plan, strategic refinements to the operating subsidiaries and overall corporate structure occur as business conditions
merit.   The Company's acquisition of controlling interest in
S.I.P. Inc. of Delaware, a transaction that occurred shortly after the close of Fiscal Year 2000, is viewed as a strategic move that will allow the Company to grow its revenues, product offerings and
geographic base with a minimal capital outlay.    S.I.P.'s
financial results will be consolidated with the Company's in the first quarter of Fiscal Year 2001.

B.  Financial Information About Industry Segments

     The Company's activities are divided into four broad categories: (1) Construction, which includes industrial, commercial and governmental construction, and the construction, repair and rehabilitation of bridges (2) Manufacturing, which includes the fabrication of metal products; (3) Sales and Services, which includes the rental, sale and service of heavy construction equipment as well as construction services such as rigging; and (4) Other, which includes insurance operations and parent company transactions with unaffiliated parties. Financial information about these segments is contained in Note 12 of the Notes to Consolidated Financial Statements. The following table sets forth the percentage of total revenue attributable to these categories for the years ended July 31, 2000, 1999 and 1998:

                                    Fiscal Year Ended July 31,
                                    --------------------------
                                    2000       1999       1998
                                    ----       ----       ----
Construction . . . . . . . . . . .   30%        28%        37%
Manufacturing. . . . . . . . . . . . 50%        49%        35%
Sales and Services . . . . . . . . . 19%        22%        25%
Other. . . . . . . . . . . . . . . .  1%         1%         3%

     This mix has changed over the years as the Company continues to organize its business into the most profitable configuration possible. The percentages of total revenue will continue to change as market conditions or new business opportunities warrant.


C. Narrative Description of Business


1. Construction

     The Company specializes in structural steel erection, the installation of architectural, ornamental and miscellaneous metal products, and the installation of precast and prestressed concrete products.

     The Company owns a wide variety of construction equipment, which is used to perform its contracts in a timely fashion. Labor generally is obtained in the area where the particular project is located; however, labor in the construction segment has been in tremendous demand in recent years and shortages have occurred.
The Company has developed a number of outreach programs, including an apprenticeship program as well as language training opportunities, to make employment with the Company more
attractive.   Because of these programs, the Company believes it
may have a slight competitive edge over other companies facing similar hiring difficulties.

     In the construction segment, the Company requires few raw materials, such as steel or concrete, since these are generally furnished by and are the responsibility of the firm that hires the Company to provide the construction services.

     The primary basis on which the Company is awarded construction contracts is price, since most projects are awarded on the basis of competitive bidding. While there are numerous competitors for commercial and industrial construction in the Company's geographic areas, the Company remains as one of the larger and more diversified companies in its areas of operations.

     Although revenue derived from any particular customer has fluctuated significantly in recent years, no single customer has accounted for more than 10% of consolidated revenue in Fiscal Year 2000. This was also the case in Fiscal 1999, but for the year ended July 31, 1998, one customer accounted for 10.4% of consolidated revenue and 23.6% of the construction revenue.

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

     Most of the Company's steel construction revenue is received on projects where the Company is a subcontractor to a material supplier (generally a steel fabricator) or another contractor. When the Company acts as the steel erection subcontractor, it is invited to bid by the firm that needs the steel construction services. Consequently, customer relations are important. During Fiscal 2000, three customers comprised approximately 55% of construction revenues.

     The Company operates its steel erection business primarily in the Mid-Atlantic region, with emphasis on the corridor between Baltimore, Maryland and Norfolk, Virginia.

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


2. Manufacturing

     The Company's fabricated products include steel plate girders used in the construction of bridges and other projects, and light structural metal products. In its manufacturing segment, the Company obtains raw materials from a variety of sources on a competitive basis and is not dependent on any one source of supply.

     Facilities in this segment are predominately open shop.
Management believes that its labor relations in this segment are good.

     Competition in this segment, based on price, quality and service, is intense. Revenue derived from any particular customer fluctuates significantly from year to year. In Fiscal 1998, no single customer accounted for more than 10% of consolidated revenue. In Fiscal 1999, one customer accounted for 19.9% of consolidated revenue and 40.8% of manufacturing revenue. In Fiscal 2000, one customer accounted for about 25% of manufacturing revenue.

a. Steel Manufacturing

     The Company, through its subsidiary, Williams Bridge Company, has two plants for the fabrication of steel plate girders and other components used in the construction, repair and rehabilitation of highway bridges and grade separations.

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

b.  Light Structural Metal Products

      The Company's subsidiary, Piedmont Metal Products, fabricates light structural metal products at a Company-owned facility in Bedford, Virginia. For the past several years, Piedmont has made major improvements and expansion to its facilities to enhance its manufacturing capabilities, as well as its ability to finish product in inclement weather. The subsidiary has also received American Institute of Steel Construction, Category I certification, which will allow the subsidiary to bid to a wider variety of customers, most notably federal government procurement officers.

3.  Sales and Services

     The rental and sale of construction equipment and the rigging and installation of equipment for utility and industrial facilities is another major component of the Company. The Company owns or leases a wide variety of construction equipment, used not only by "in-house" companies for steel and precast concrete erection and the transportation of manufactured materials, but also by outside customers for a number of diverse applications.

a. Rigging and Installation of Equipment

     Much of the equipment and machinery used by utilities and other industrial concerns is so cumbersome that its installation and preparation for use, and, to some extent, its maintenance, requires installation equipment and skills not economically feasible for those users to acquire and maintain. The Company's construction equipment, personnel and experience are well suited for such tasks, and the Company contracts for and performs those services. Since management believes that the demand for these services, particularly by utilities, is relatively stable throughout business cycles, it is aggressively pursuing the expansion of this phase of its construction services.

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

     The Company's equipment rental subsidiaries maintain extensive fleets of heavy equipment, including cranes, tractors and trailers. Because of operational, maintenance and safety issues, the Company routinely reviews its fleets to determine whether or not components need to be updated or replaced.

4.  Other

a. General

     All segments of the Company are influenced by adverse weather conditions, although the manufacturing subsidiaries are less subject to delays for inclement weather than are the construction components. The ability to acquire raw materials and to ship finished product is, nevertheless, impacted by extreme weather.
It is also possible that manufacturing segment may have product ready to ship, but inclement weather could have caused delays in construction timetables that require adjustments by the manufacturing companies. Because of the cyclicality and seasonality prevalent in the Company's business, higher revenue typically is recorded in the first (August through October) and fourth (May through July) fiscal quarters when the weather conditions are generally more favorable. This, however, was not the case in Fiscal Year 2000 as the third (February through April) quarter was extremely good for all of the Company's subsidiaries. The combination of good weather and tremendous demand in the construction industry coincided to allow the Company to produce strong results in this quarter.

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

     The Company employs between 250 and 500 employees, many employed on an hourly basis for specific projects, the actual number varying with the seasons and timing of contracts. At July
31, 2000, the Company had 361 employees.

b. Insurance

Liability Coverage

     Primary liability coverage for the Company and its subsidiaries is provided by a policy of insurance with limits of $1,000,000 and a $2,000,000 aggregate. The Company also carries an "umbrella" policy that provides limits of $5,000,000 excess of the primary. The primary policy has a $10,000 deductible. If additional coverage is required on a specific project, the Company makes those purchases.

Workers' Compensation Coverage

     The Company has a "loss sensitive" workers' compensation insurance program, the terms of which are negotiated by the
Company on a year-to-year basis.   The Company accrues workers'
compensation insurance expense based on estimates of its costs under the program.

     Because of the dangerous nature of its business, the Company maintains an aggressive safety inspection and training program, designed not only to provide a safe work place for employees but also to minimize difficulties for employees, their families and the Company should an accident occur.

5.  Backlog Disclosure

     As of July 31, 2000, the Company's backlog was approximately
$35 million, as compared to $35.9 million as of July 31, 1999 and $21.7 million as of July 31, 1998.


Item 2.   Properties

     At July 31, 2000, the Company owned approximately 82 acres of industrial property, some of which currently is not developed but
may be used for future expansion.   Approximately 39 acres are
near Manassas, in Prince William County, Virginia; 17 acres are in Richmond, Virginia; and 26 acres in Bedford, in Virginia's Piedmont section between Lynchburg and Roanoke.

     The Company owns numerous large cranes, tractors and trailers and other equipment. Management believes the equipment is in good condition and is well maintained. During Fiscal Year 2000, the Company continued to upgrade its fleet, both with new and used equipment. Expenditures for such equipment totaled $1.2 million in Fiscal Year 2000. The availability of used equipment at attractive prices varies primarily with the construction industry business cycle.


Item 3.  Legal Proceedings

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



PART II

Item 5.   Market for the Registrant's Common Equity and
          Related Stockholder Matters

     The Company's Common Stock trades on the NASDAQ National Market System under the symbol (WMSI). The following table sets forth the high and low sales prices for the periods indicated, as obtained from market makers in the Company's stock.

 8/1/98  11/1/98  2/1/99  5/1/99  8/1/99  11/1/99  2/1/00  5/1/00
10/31/98 1/31/99 4/30/99 7/31/99 10/31/99 1/31/00 4/30/00 7/31/00
-------- ------- ------- ------- -------- ------- ------- -------
 $4.00    $7.00   $6.00   $4.13    $4.88    $4.88   $3.37  $3.63
 $2.88    $2.75   $3.50   $3.50    $3.25    $3.13   $2.50  $2.50


     The prices shown reflect published prices, without retail mark-up, markdown, or commissions and may not necessarily reflect actual transactions.

     The Company paid no cash dividends during the years ended July 31, 2000 or 1999. The Company's board believes that the current best utilization for cash is in the further development of its business units and strategic expansion. Further, there are certain covenants in the Company's current credit agreements that prohibit cash dividends without the lenders' permission.

     At September 22, 2000, there were 482 holders of record of the Common Stock.

Item 6.  Selected Financial Data

     The following table sets forth selected financial data for the Company and is qualified in its entirety by the more detailed financial statements, related notes thereto, and other statistical information appearing elsewhere in this report.

SELECTED CONSOLIDATED FINANCIAL DATA
(In millions, except per share data)

                             2000    1999    1998    1997    1996
                                      (1)     (1)     (1)     (1)
                            -----   -----   -----   -----   -----
Statements of Earnings Data:
Revenue:
     Construction . . . .   $12.8   $ 9.4   $10.8   $14.7   $ 9.3
     Manufacturing. . . . .  21.3    16.3    10.2    11.0    10.1
     Sales and Services . .   8.0     7.2     7.1     7.7     6.8
     Other. . . . . . . . .   0.8     0.5     0.8     0.9     1.0
                            -----   -----   -----   -----   -----
Total Revenue. . . . . . .  $42.9   $33.4   $28.9   $34.3   $27.2

Gross Profit:
     Construction. . . . .  $ 4.3   $ 3.3   $ 4.2   $ 4.9   $ 3.2
     Manufacturing            7.1     5.9     3.1     3.4     3.0
     Sales and Services       3.1     3.3     3.4     4.0     2.9
     Other                    0.8     0.5     0.8     0.9     1.0
                            -----   -----   -----   -----   -----
Total Gross Profit . . .    $15.3   $13.0   $11.5   $13.2   $10.1

Other Income:               $ 0.1   $ 0.1   $ 0.4   $ 0.1   $ 2.5

Expense:
Overhead  . . . . . .       $ 4.4   $ 3.7   $ 3.1   $ 3.4   $ 3.1
General and
  Administrative    .         6.5     5.7     5.0     5.7     5.3
Depreciation . . . ..         1.2     1.3     1.2     1.1     1.0
Interest . . . . . ..         0.9     0.9     1.2     1.6     1.5
Income Tax (Benefit)          0.9    (2.0)   (0.3)   (1.7)     -
                            -----   -----   -----   -----   -----
Total Expense . .           $13.9   $ 9.6   $10.2   $10.1   $10.9

Earnings Before
    Extraordinary Item      $ 1.5   $ 3.5   $ 1.7   $ 3.2   $ 1.7
Equity Loss (Earnings)
     And Minority Interest     -      0.1    (0.8)   (0.2)    0.1
Extraordinary Item -
(Loss)Gain on Extinguish-
     ment of Debt              -     (0.2)    0.9     3.2     0.8
                            -----   -----   -----   -----   -----
Net Earnings                $ 1.5   $ 3.4   $ 1.8   $ 6.2   $ 2.6

Earnings (Loss) Per Share:
     Before Extraordinary
       Item.                $0.41   $1.00   $0.27   $1.13   $0.74
     Extraordinary Item       -     (0.05)   0.29    1.20    0.31
Earnings Per Share:
           Basic*           $0.41   $0.95   $0.56   $2.33   $1.05
          Diluted           $0.41   $0.95   $0.51   $2.13   $1.02


Balance Sheet Data (at end of year):

Total Assets    . . . . . . $35.0   $32.6   $29.1   $31.5   $28.0
Long Term Obligations. .      7.7     7.4     8.4     7.4     5.8
Total Liabilities. . . .     21.3    20.4    20.4    25.3    30.5
Stockholders equity. . . .   13.7    12.2     8.7     6.2    (2.5)

* No Dividends were paid on Common Stock during the above five-year period.

(1) As restated.  See Note 17 of Notes to Consolidated Financial
    Statements.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Williams Industries, Inc. is the parent organization for seven subsidiaries that provide specialized services and products for the construction industry. The amount of commercial, institutional, and governmental construction activity in the Mid-Atlantic region, where the Company focuses its efforts, has been higher than many other regions in recent years. For the Fiscal Year Ended July 31, 2000, the Company produced a 28% increase in revenue by virtue of the increased demand for its services and
products.   While most of the Company's construction activities
are focused in Maryland, Virginia, and the District of Columbia, products fabricated in the Company's manufacturing facilities are shipped well beyond the region.

     The subsidiaries of Williams Industries, Inc. operate in the commercial, industrial, governmental and infrastructure construction markets with the operating components divided into construction, manufacturing, and sales and service segments. The services provided include: steel, precast concrete and miscellaneous metals erection and installation; crane rental, heavy and specialized hauling and rigging; fabrication of welded steel plate girders, rolled steel beams, "stay-in-place" bridge decking, and light structural and other metal products; and the sale of insurance, safety and related services.

     In August 2000, the Company announced the acquisition of controlling interest in S.I.P., Inc. of Delaware (S.I.P.).
S.I.P. manufactures "stay-in-place" metal decking. This acquisition is only one way the Company intends to increase its market share in existing geographic areas of business, as well as expanding core business lines. S.I.P.'s results will be consolidated in financial statements beginning August 1, 2000.

     While management anticipates significant growth in the next four to five years in the Company's manufacturing segment due to increased governmental demand for highway projects, significant opportunities are also occurring in commercial, industrial and institutional construction markets.

     Like others in the construction industry, the Company has experienced difficulties in hiring and retaining qualified personnel to meet the demand for its services. In order to meet this challenge, the Company has developed a close working relationship with the Virginia Council of Churches, which helps sponsor and train refugee workers in various trades. The Company is also working with the Virginia Department of Labor to transition workers from companies that are downsizing to appropriate positions in the Company's geographically diverse subsidiaries.

     The Company continues to benefit from the synergistic efforts of its subsidiaries. The combination of manufacturing, construction, and heavy hauling and lifting capabilities have allowed the Company to offer a turnkey approach for its customers, thereby increasing its competitiveness on some contracts.

     The Company is continuing its program of capital improvements, both in terms of equipment and physical facilities.
Although a portion of Fiscal Year 2000 expenditures was for new offices at one subsidiary, the bulk of the expenditures relate to revenue producing equipment such as cranes or upgraded manufacturing facilities.


Financial Condition

     Each of the Company's operating subsidiaries had increased revenues for the twelve months ended July 31, 2000, resulting in an overall revenue increase of more than $9 million or 28%. Total corporate earnings before income taxes also increased by $815,000 or 54%.

     Direct costs, when viewed as a percentage of revenue, increased in all areas. A considerable portion of the increase was generated by labor costs, frequently related to overtime necessary to keep major projects on schedule. Although this problem has been mitigated by an aggressive hiring and training program, the hiring, training and retention of qualified employees remains a significant difficulty throughout the construction industry.

     Accounts receivable increased by nearly 15%. However, in keeping with the increased receivables, the Company also increased its allowance for doubtful accounts from $1,289,000 at July 31, 1999 to $2,862,000 at July 31, 2000. A portion of this increase relates to contract negotiations and matters which management believes may go to litigation prior to being resolved.

     Due to the high volume of work produced during the year, inventory declined, most specifically in the steel plate used by the Company's manufacturing subsidiaries. Management does not believe that replacing the inventory as needed will present a problem because, due to the Company's improved financial situation, a number of potential suppliers are available and competing for the Company's business.

Bonding

     The Company has a comprehensive bonding program with The Mountbatten Surety Company, Inc. This program is believed to be more than sufficient for the Company's needs. In addition to this program, the Company has in excess of $6 million for a specific job bonded with another underwriter. Although the Company's ability to bond work is more than adequate, the Company has traditionally relied on its superior reputation to acquire work and will continue to do so. However, the Company recognizes that, as it expands its geographic range for providing goods and services, it will be necessary to provide bonds to clients unfamiliar with the Company. This is not anticipated to present a problem going forward.

Liquidity

     The Company's operations require significant amounts of working capital to procure materials for contracts to be performed over relatively long periods, and for purchases and modifications of specialized equipment. Furthermore, in accordance with normal payment terms, the Company's customers often will retain a portion of amounts otherwise payable to the Company during the course of a project as a guarantee of completion of that project. To the extent the Company is unable to receive project payments in the early stages of a project, the Company's cash flow could be adversely reduced.

     As a result of the increased activity discussed elsewhere in this document, the Company has been using cash to purchase materials, equipment and other "start-up" costs associated with manufacturing and construction lead times. Nevertheless, for the year ended July 31, 2000, the Company's operating activities provided net cash and cash equivalents of more than $1.4 million.

    The Company made $932,000 in expenditures for property, plant and equipment, and had proceeds of $431,000 from the sale of other property, plant and equipment items. It should be noted that the Company continues its previously reported trend of updating its equipment assets, primarily though operating leases. Management believes that cost efficient leasing instead of more traditional buying and/or borrowing offers cash flow and balance sheet advantages.

     Financing activities, however, used net cash as the Company repaid notes payable of $4,477,000 while only borrowing $3,891,000 in replacement financing, which was obtained at rates favorable to the Company.

     Management closely monitors cash needs to ensure that adequate liquidity is maintained and that existing lines of credit are used to the overall best advantage of the corporation. Management is also monitoring the impact of inflation on its costs, primarily in the area of major equipment purchases, and, to a lesser extent, labor costs. Since the contracts on which the Company bids are in most cases performed in the short term, the Company generally has been successful in taking inflation in account when structuring its bids.

     Management believes that operations will generate sufficient cash to fund activities. However, as revenues increase, it may become necessary to increase the Company's credit facilities to handle short-term cash requirements. Management, therefore, is focusing on the proper allocation of resources to ensure stable growth. Certain items that are not easily leased are being obtained through capitalized loans, which then become part of the Company's real property.


Operations

     Each of the Company's subsidiaries has benefited from the increased demand for their products and services in all the Company's traditional market areas, as well as from the continuing strengthened financial condition of the parent corporation.

     Due to the tight demand for labor, both in the field and the administrative offices, the subsidiaries are often sharing personnel.

     This synergy, coupled with relatively mild weather conditions in the Company's traditional geographic work areas, lead to the 28% revenue increase shown on the accompanying Consolidated
Statement of Earnings.


1.  Fiscal Year 2000 Compared to Fiscal Year 1999

     Total revenue, based on the same number of operating subsidiaries as the prior year, increased by more than 28% when
Fiscal 2000's revenue of $42,876,000 is compared to the $33,379,000 produced in Fiscal 1999. Costs rose proportionally to revenue, with the greatest increase in both revenue and costs occurring in the manufacturing subsidiaries.

     The $815,000 increase in earnings before income taxes, equity earnings and minority interests from the $1,511,000 in Fiscal 1999 to the $2,326,000 in Fiscal 2000, was due to increased revenue and gross profit and, in part, to a reduction in workers' compensation expense for Fiscal 2000 resulting from an excellent safety record.

     One of the most significant differences between Fiscal 2000 and Fiscal 1999 is the difference between the income tax provision of $892,000 for Fiscal 2000 as compared to the $2,000,000 benefit for Fiscal 1999. This delta of nearly $3 million is a major factor in explaining the difference in the Company's net earnings of $1,487,000 for Fiscal 2000 and $3,406,000 for Fiscal 1999.
Although the Company has significant net operating loss carryforwards (NOLs), all of the benefits from these tax loss carryforwards were recorded as a reduction in the company's deferred tax asset valuation allowance in years prior to Fiscal 2000 due to management's estimate that it was more likely than not that the benefits would be realized. Note 8 in the accompanying Notes to Consolidated Financial Statements contains additional information on this topic.


2.  Fiscal Year 1999 Compared to Fiscal Year 1998

     The difference of Fiscal Year 1999 results compared to those of Fiscal Year 1998 is due to a combination of factors. Some comparisons, such as those of revenue of $33,379,000 for the year ended July 31, 1999 compared to $28,904,000 for the year ended July 31, 1998, are straightforward. It is obvious that the manufacturing segment had a significantly greater amount of work in Fiscal Year 1999 than it did in Fiscal Year 1998.

     However, comparing the net earnings of $3,406,000 for the year ended July 31, 1999 to the net earnings of $1,800,000 for the year ended July 31, 1998 requires detailed analysis into the composition of the numbers.

     In Fiscal Year 1999, the Company recognized a net tax benefit of $2,000,000 compared to a net tax benefit of only
$343,000 for Fiscal Year 1998.  (See Note 8 in the accompanying
"Notes to Consolidated Financial Statements").

     The Company's equity in earnings (loss) of unconsolidated affiliates also varied significantly between the years. During the year ended July 31, 1998, the Company recognized a $800,000 write-down in its investment in a former unconsolidated affiliate, Atlas Machine and Iron Works, due to the liquidation of Atlas's assets by its secured creditor.

     In contrast, Fiscal Year 1999's results were reduced by an extraordinary loss of $192,000 on extinguishment of debt while Fiscal Year 1998's results were enhanced by a $928,000 gain on extinguishment of debt. The 1999 extraordinary loss was a result of the Company closing a loan agreement with United Bank that significantly changed the structure of the Company's notes payable. The agreement allowed the Company to retire obligations to CIT Group/Credit Finance, Inc. and to BB&T (formerly Franklin National Bank), as well as pay the costs and expenses associated with the closing. The new agreement, however, results in a
significant long-term reduction in interest expense.   The 1998
extraordinary gain, by contrast, of $928,000 was the result of the reversal of accounts payable in two closed subsidiaries.



Item 7a.  Quantitative and Qualitative Disclosures About
          Market Risk

     Williams Industries, Inc. uses fixed and variable rate notes payable, a tax-exempt bond issue, and a vendor credit facility to finance its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk, with the primary interest rate exposure resulting from changes in the prime rates or Industrial Revenue Bond (IRB) rate used to determine the interest rates that are applicable to borrowings under the Company's vendor credit facility and tax exempt bond.

     The information below summarizes Williams Industries, Inc.'s sensitivity to market risks associated with fluctuations in interest rates as of July 31, 2000. To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity of the Company's credit facility and tax-exempt bond in effect at July 31, 2000. Notes 7 and 14 to the Consolidated Financial Statements contain descriptions of the Company's credit facility and tax exempt bond and should be read in conjunction with the table below.

          Financial Instruments by Expected Maturity Date
               (In Thousands Except Interest Rates)

 Year Ending July 31,                  2001     2002     2003
                                      ------   ------   ------
Interest Rate Sensitivity
Notes Payable:
  Variable Rate                       $  156   $1,580   $   85
  Average Interest Rate                8.47%   10.73%    5.65%

  Fixed Rate                          $1,358   $  849   $1,009
  Fixed Interest Rate                  9.13%    9.80%   10.09%

Year Ending July 31,       2004   Thereafter   Total     Fair
                                                        Value
                          ------    ------    ------    ------
  Variable Rate           $   84    $  810    $2,715    $2,700
  Average Interest Rate    5.56%     5.00%     8.57%

  Fixed Rate              $  571    $2,737    $6,524    $6,500
  Fixed Interest Rate      9.87%     8.71%     9.27%


Item 8.  Williams Industries, Incorporated
         Consolidated Financial Statements for the Years ended
         July 31, 2000, 1999, and 1998.

        (See pages which follow.)


Item 9.  Disagreements on Accounting and Financial Disclosures.

         None.


Part III

     Pursuant to General Instruction G(3) of Form 10-K, the information required by Part III (Items 10, 11, 12 and 13) is hereby incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, in connection with the Company's Annual Meeting of Shareholders scheduled to be held November 11, 2000.


Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

The following documents are filed as a part of this report:

1.     Consolidated Financial Statements of Williams Industries,
       Incorporated and Independent Auditors' Reports.

       Report of Aronson, Fetridge & Weigle

       Report of Deloitte & Touche LLP.

       Report of the Audit Committee

       Consolidated Balance Sheets as of July 31, 2000 and 1999.

       Consolidated Statements of Earnings for the Years Ended
       July 31, 2000, 1999, and 1998.

       Consolidated Statements of Stockholders' Equity for the
       Years Ended July 31, 2000, 1999, and 1998.

       Consolidated Statements of Cash Flows for the Years
       Ended July 31, 2000, 1999, and 1998.

       Notes to Consolidated Financial Statements for the Years
       Ended July 31, 2000, 1999, and 1998.

       Schedule II -- Valuation and Qualifying Accounts for the Years Ended July 31, 2000, 1999, and 1998 of Williams Industries, Incorporated.

(All included in this report in response to Item 8.)


2.  (a) Schedules to be Filed by Amendment to this Report

          NONE

    (b) Exhibits:

    (3) Articles of Incorporation: Incorporated by reference to Exhibit 3(a) of the Company's 10-K for the fiscal year ended July 31, 1989.

            By-Laws: Incorporated by reference to Exhibit 3 of the Company's 8-K filed September 4, 1998.

    (21)    Subsidiaries of the Company

          Name                               State of
                                           Incorporation
     -----------------------------------   -------------

     Arthur Phillips & Company, Inc.*           MD
     Capital Benefit Administrators, Inc.*      VA
     Construction Insurance Agency, Inc.        VA
     John F. Beasley Construction Company*      TX
     Greenway Corporation                       MD
     IAF Transfer Corporation*                  VA
     Insurance Risk Management Group, Inc.      VA
     Piedmont Metal Products, Inc.              VA
     S.I.P., Inc. of Delaware                   DE
     Williams Bridge Company                    VA
     Williams Enterprises, Inc.*                DC
     Williams Equipment Corporation             DC
     WII Realty Management, Inc.                VA
     Williams Steel Erection Company            VA

     * Not Active


    (27)  Financial Data Schedule



                 INDEPENDENT AUDITORS' REPORTS


To the Board of Directors and Stockholders
Williams Industries, Incorporated
Falls Church, Virginia


We have audited the accompanying Consolidated Balance Sheet of WILLIAMS INDUSTRIES, INCORPORATED as of July 31, 2000, and the related Consolidated Statements of Earnings, Stockholders' Equity and Cash Flows for the year then ended. Our audit also included the financial statement schedule for the year ended July 31, 2000 listed in Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WILLIAMS INDUSTRIES, INCORPORATED as of July 31, 2000, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/Aronson, Fetridge & Weigle
Aronson, Fetridge & Weigle
Rockville, Maryland
September 25, 2000

To the Board of Directors and Stockholders
Williams Industries, Incorporated
Falls Church, Virginia

We have audited the accompanying consolidated balance sheet of Williams Industries, Incorporated, and subsidiaries (the "Company") as of July 31, 1999 and the related consolidated statements of earnings, stockholders' equity and cash flows for the two years ended July 31, 1999 and 1998. Our audits also included the financial statement schedule for the years ended
July 31, 1999 and 1998 listed in Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly in all material respects, the financial position of Williams Industries, Incorporated, and subsidiaries as of July 31, 1999 and the results of their operations and their cash flows for the two years ended July 31, 1999 and 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 17, the accompanying 1999 and 1998 consolidated financials statements have been restated.

/s/Deloitte & Touche LLP
Deloitte & Touche LLP

McLean, Virginia
September 24, 1999 (September 25, 2000 as to Note 17)

REPORT OF THE AUDIT COMMITTEE


The Audit Committee of the Board of Directors is composed of three outside directors. Its primary function is to oversee the Company's system of internal controls, financial reporting practices and audits to determine that their quality, integrity and objectivity are sufficient to protect stockholder interests.

The Audit Committee met three times during Fiscal 2000 to review the overall audit scope, plans and results of the independent auditors, the Company's internal controls, emerging accounting issues, expenses, and audit fees. The Committee met separately without management present and with the independent auditors to discuss the audit. The Committee reviewed the Company's annual financial statements prior to issuance. Audit Committee findings are reported to the full Board of Directors.

The Audit Committee is satisfied that the internal control system is adequate and that the Company employs appropriate accounting and auditing procedures.

/s/Stephen N. Ashman
Stephen N. Ashman
Chairman, Audit Committee



               WILLIAMS INDUSTRIES, INCORPORATED
              CONSOLIDATED STATEMENTS OF EARNINGS
            YEARS ENDED JULY 31, 2000, 1999 and 1998
            ($000 omitted except earnings per share)

                                    2000        1999        1998
                                  --------    --------    --------
                                        (AS RESTATED, SEE NOTE 17)
REVENUE:
     Construction                 $12,820     $ 9,392     $10,808
     Manufacturing                 21,321      16,308      10,206
     Sales and service              7,953       7,153       7,106
     Other revenue                    782         526         784
                                  --------    --------    --------
          Total revenue            42,876      33,379      28,904
                                  --------    --------    --------
DIRECT COSTS:
     Construction                   8,578       6,096       6,623
     Manufacturing                 14,223      10,439       7,146
     Sales and service              4,822       3,856       3,684
                                  --------    --------    --------
          Total direct costs       27,623      20,391      17,453
                                  --------    --------    --------

GROSS PROFIT                       15,253      12,988      11,451
                                  --------    --------    --------
OTHER INCOME                          115         144         356
                                  --------    --------    --------
EXPENSES:
     Overhead                       4,449       3,691       3,116
     General and administrative     6,497       5,694       5,016
     Depreciation and amortization  1,185       1,326       1,221
     Interest                         911         910       1,149
                                  --------    --------    --------
          Total expenses           13,042      11,621      10,502
                                  --------    --------    --------
EARNINGS BEFORE INCOME
TAXES, EQUITY EARNINGS
AND MINORITY INTERESTS              2,326       1,511       1,305

INCOME TAX PROVISION (BENEFIT)        892      (2,000)       (343)
                                  --------    --------    --------
EARNINGS BEFORE EQUITY
EARNINGS AND MINORITY INTERESTS     1,434       3,511       1,648
     Equity in earnings(losses) of
       unconsolidated affiliates      120         135        (746)
                                  --------    --------    --------
EARNINGS BEFORE MINORITY INTERESTS  1,554       3,646         902
     Minority interest in
       consolidated subsidiaries      (67)        (48)        (30)
                                  --------    --------    --------
EARNINGS BEFORE EXTRAORDINARY ITEM  1,487       3,598         872
EXTRAORDINARY ITEM
     (Loss) gain on
       extinguishment of debt        -           (192)        928
                                  --------    --------    --------
NET EARNINGS                      $ 1,487     $ 3,406     $ 1,800
                                  ========    ========    ========

EARNINGS PER COMMON SHARE:
  BASIC:
    Earnings before
      extraordinary item           $ 0.41      $ 1.00      $ 0.27
    Extraordinary item                -         (0.05)       0.29
                                  --------    --------    --------
  EARNINGS PER COMMON SHARE-BASIC  $ 0.41      $ 0.95      $ 0.56
                                  ========    ========    ========
  DILUTED:
    Earnings before
      extraordinary item           $ 0.41      $ 1.00      $ 0.26
    Extraordinary item                -         (0.05)       0.25
                                  --------    --------    --------
  EARNINGS PER COMMON
    SHARE-DILUTED                  $ 0.41      $ 0.95      $ 0.51
                                  ========    ========    ========

          See Notes To Consolidated Financial Statements.

                  WILLIAMS INDUSTRIES, INCORPORATED
                     CONSOLIDATED BALANCE SHEETS
                    AS OF JULY  31, 2000 AND 1999
                           ($000 Omitted)
ASSETS
                                        2000            1999
                                                    (AS RESTATED
                                                    SEE NOTE 17)
                                    ------------    ------------
CURRENT ASSETS
Cash and cash equivalents             $ 2,568         $ 1,145
Restricted cash                            68              61
Certificates of deposit                   681             738
Accounts receivable, (net of
    allowances for doubtful
    accounts of $2,862 in 2000
    and $1,289 in 1999):
  Contracts
    Open accounts                      10,927           8,667
    Retainage                             383             170
  Trade                                 1,862           2,184
  Other                                   117             500
                                      --------        --------
Total accounts receivable - net        13,289          11,521
                                      --------        --------
Inventory                               1,500           2,290
Costs and estimated earnings
    in excess of billings on
    uncompleted contracts               1,545           1,481
Prepaid expenses                        1,120             601
                                      --------        --------
      Total current assets             20,771          17,837
                                      --------        --------
PROPERTY AND EQUIPMENT,
    AT COST                            17,509          16,215
      Accumulated depreciation         (9,475)         (8,529)
                                      --------        --------
Property and equipment, net             8,034           7,686
                                      --------        --------
OTHER ASSETS
  Investments in
    unconsolidated affiliates           1,043           1,048
  Deferred income taxes                 3,423           4,269
  Inventory                             1,258           1,176
  Other                                   477             574
                                      --------        --------
      Total other assets                6,201           7,067
                                      --------        --------

TOTAL ASSETS                          $35,006         $32,590
                                      ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion
  of notes payable                 $    1,515         $ 1,411
Accounts payable                        4,899           4,868
Accrued compensation
  and related liabilities               1,190             934
Billings in excess of costs
    and estimated earnings on
    uncompleted contracts               2,409           2,222
Deferred income                           221             348
Other accrued expenses                  2,977           2,872
Income taxes payable                      119             129
                                      --------        --------
      Total current liabilities        13,330          12,784
                                      --------        --------

LONG-TERM DEBT
Notes payable,
  less current portion                  7,724           7,397
                                      --------        --------
      Total Liabilities                21,054          20,181
                                      --------        --------
MINORITY INTERESTS                        279             235
                                      --------        --------

COMMITMENTS AND CONTINGENCIES            -               -

STOCKHOLDERS' EQUITY
Common stock - $0.10 par value,
    10,000,000 shares authorized;
    3,591,496 and 3,587,877 shares
    issued and outstanding                359             359
Additional paid-in capital             16,436          16,424
Accumulated deficit                    (3,122)         (4,609)
                                      --------        --------
      Total stockholders' equity       13,673          12,174
                                      --------        --------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                $35,006         $32,590
                                      ========        ========

       See Notes To Consolidated Financial Statements.

              WILLIAMS INDUSTRIES, INCORPORATED
            CONSOLIDATED STATEMENTS OF CASH FLOWS
          YEARS ENDED JULY 31, 2000, 1999 AND 1998

     ($000 Omitted)                                1999     1998
                                          2000      (AS RESTATED,
                                                    SEE NOTE 17)
                                         -------  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                           $1,487   $3,406   $1,800
  Adjustments to reconcile net
    earnings to net cash provided by
    (used in) operating activities:
  Depreciation and amortization           1,185    1,326    1,221
  Increase (decrease) in allowance
    for doubtful accounts                 1,573       78      453
  Interest expense related to
    convertible debentures                 -        -          43
  Stock bonus issued to employees          -        -         141
  Loss(gain) on extinguishment of debt     -          77     (928)
  Gain on disposal of property,
    plant and equipment                     (15)    (156)    (893)
  Decrease (increase) in
    deferred income tax assets              846   (2,029)    (440)
  Minority interest in earnings              67       48       30
  Equity in (earnings) losses
    of affiliates                          (120)    (135)     746
  Dividend from unconsolidated affiliate    125       67       45
  Changes in assets and liabilities:
  Increase in
    open contracts receivable            (3,983)  (1,621)    (179)
  (Increase) decrease in
    contract retainage                     (213)     415      (22)
  Decrease (increase) in
    trade receivables                       352     (472)    (271)
  Decrease in contract claims              -        -         534
  Decrease (Increase) in
    other receivables                       503     (192)    (197)
  Decrease (increase) in inventory          708     (903)     164
  (Increase) decrease in costs and
    estimated earnings in excess of
    billings on uncompleted contracts       (64)    (815)     179
  Decrease (increase) in billings in
    excess of costs and estimated
    earnings on uncompleted contracts       187      337   (1,087)
  (Increase) in prepaid expenses           (519)    (109)      (4)
  Decrease (increase) in other assets        97      (90)     338
  Increase in accounts payable               31      851      103
  Increase in accrued compensation
    and related liabilities                 256      173       66
  Decrease (increase) in deferred income   (127)      42      306
  Increase (decrease) in
    other accrued expenses                  105       68     (313)
  (Decrease) increase in
    income taxes payable                    (10)     (30)      51
                                         -------  -------  -------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES                    2,471      336    1,886
                                         -------  -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property,
    plant and equipment                    (932)    (628)    (948)
  (Increase) decrease in restricted cash     (7)      (7)     198
  Proceeds from sale of
    property, plant and equipment           431    2,270    2,036
  Purchase of certificates of deposit       (89)    (458)    (652)
  Maturities of certificates of deposit     146      453      295
                                         -------  -------  -------
NET CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES                     (451)   1,630      929
                                         -------  -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                3,891    6,479    4,040
  Repayments of notes payable            (4,477)  (8,721)  (7,012)
  Issuance of common stock                   12       40       60
  Minority interest dividends               (23)      (3)     (11)
                                         -------  -------  -------
NET CASH USED IN FINANCING ACTIVITIES      (597)  (2,205)  (2,923)
                                         -------  -------  -------
NET (DECREASE) INCREASE IN
  CASH AND CASH EQUIVALENTS               1,423     (239)    (108)
  CASH AND CASH EQUIVALENTS,
    BEGINNING OF YEAR                     1,145    1,384    1,492
                                         -------  -------  -------
  CASH AND CASH EQUIVALENTS,
    END OF YEAR                          $2,568   $1,145   $1,384
                                         =======  =======  =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION (SEE NOTE 15)


       See Notes To Consolidated Financial Statements.

                WILLIAMS INDUSTRIES, INCORPORATED
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           YEARS ENDED JULY 31, 2000, 1999 and 1998
(000 0mitted)
                     Number         Additional
                       of    Common   Paid-In  Accumulated
                     Shares   Stock   Capital    Deficit    Total
                     ------  ------  ---------  ---------  -------
BALANCE,
  AUGUST 1, 1997      2,840     284   $15,705   $(9,815)   $6,174
    (AS RESTATED,
    SEE NOTE 17)
  Conversion of
    convertible
    debentures          691      69       484       -         553
  Other stock issued     46       5       196       -         201
  Net earnings
    for the year,
    as restated*         -       -         -      1,800     1,800
                     ------  ------  ---------  ---------  -------
BALANCE,
  JULY 31, 1998       3,577     358    16,385    (8,015)    8,728
   (AS RESTATED,
    SEE NOTE 17)
  Issuance of stock      11       1        39       -          40
  Net earnings for the
    year, as restated*   -       -         -      3,406     3,406
                     ------  ------  ---------  ---------  -------
BALANCE,
  JULY 31, 1999       3,588     359    16,424    (4,609)   12,174
   (AS RESTATED,
    SEE NOTE 17)
 Issuance of stock        3      -         12       -          12
  Net earnings
    for the year*                                 1,487     1,487
                     ------  ------  ---------  ---------  -------
BALANCE,
  JULY 31, 2000       3,591    $359   $16,436   $(3,122)  $13,673
                     ======  ======   =======   ========  =======

     * There were no items of other comprehensive income during the year.

       See Notes To Consolidated Financial Statements.

              WILLIAMS INDUSTRIES, INCORPORATED

                    NOTES TO CONSOLIDATED
                    FINANCIAL STATEMENTS
                         YEARS ENDED
               JULY 31, 2000, 1999 AND 1998

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

     Unconsolidated Affiliates - The Company's 42.5% ownership interest in S.I.P., Inc. of Delaware is accounted for using the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of distributions and undistributed earnings and losses of the investee. The cost method of accounting was used for the Company's 36.6% ownership interest in Atlas Machine & Iron Works, Inc. ("Atlas") since the Company could not exert significant influence over Atlas's operating and financial policies (See Note 9).

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

     Impairment of Long-Lived Assets - In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company evaluates the potential impairment of long-lived assets based on projections of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying value amount of an asset may not be fully recoverable. Management believes no material impairment of its assets exists at July 31, 2000.

     Earnings Per Common Share - "Earnings Per Common Share-Basic" is based on the weighted average number of shares outstanding during the year. "Earnings Per Common Share-Diluted" is based on the shares outstanding and the weighted average of commitments to issue stock, which may include convertible debentures, stock options, or grants.

     Revenue Recognition - Revenues and earnings from long-term contracts are recognized for financial statement purposes using the percentage-of-completion method; therefore, revenue includes that percentage of the total contract price that the cost of the work completed to date bears to the estimated final cost of the contract. Estimated contract earnings are reviewed and revised periodically as the work progresses, and the cumulative effect of any change in estimate is recognized in the period in which the estimate changes. When a loss is anticipated on a contract, the entire amount of the loss is provided for in the current period. Contract claims are recorded at estimated net realizable value (See Note 2).

     Revenues and earnings on non-contract activities are recognized when services are provided or goods delivered.

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

     The Company does not provide for income taxes on the undistributed earnings of affiliates since these amounts are intended to be permanently reinvested. The cumulative amount of undistributed earnings on which the Company has not recognized income taxes as of July 31, 2000 is approximately $1,037,000.

     Cash and Cash Equivalents - For purposes of the Statements of Cash Flows, the Company considers all highly liquid instruments and certificates of deposit with original maturities of less than three months to be cash equivalents. From time to time, the Company maintains cash deposits in excess of federally insured limits. Management does not consider this to represent a significant risk.

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

     Reclassifications - Certain reclassifications of prior years' amounts have been made to conform with the current years' presentation.

RECENT ACCOUNTING PRONOUNCEMENT:

      In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and will be effective for the Company for Fiscal 2001.

     The Company does not believe that there will be any material impact on the Company's financial statements from the adoption of SFAS 133.

1.  INVENTORY

Inventory consisted of the following at July 31 (in thousands):

                                          2000      1999
                                         ------    ------
Expendable tools and equipment           $  992    $  806
Supplies                                    266       277
Materials                                 1,500     2,383
                                         ------    ------
Total Inventory                           2,758     3,466
Less: amount classified as long-term      1,258     1,176
                                         ------    ------
                                         $1,500   $ 2,290
                                         ------    ------


2.  CONTRACT CLAIMS

     The Company maintains procedures for review and evaluation of performance on its contracts. Occasionally, the Company will incur certain excess costs due to circumstances not anticipated at the time the project was bid. These costs may be attributed to delays, changed conditions, defective engineering or specifications, interference by other parties in the performance of the contracts, and other similar conditions for which the Company believes it is entitled to reimbursement by the owner, general contractor, or other participants. These claims are recorded at the estimated net realizable amount after deduction of estimated legal fees and other costs of collection. There were no contract claims outstanding at July 31, 2000 and 1999, respectively.


3.  (LOSS) GAIN ON EXTINGUISHMENT OF DEBT

     During the year ended July 31, 1999, the Company recognized a "Loss on Extinguishment of Debt" in the amount of $192,000. In April 1999, the Company refinanced it's primary debt instruments with United Bank. The proceeds from this refinancing were used to pay off The CIT Group and BB&T (formerly Franklin National Bank) loans. The loss represents unamortized prepaid fees and penalties associated with the early payoff of the CIT loan.

     During the year ended July 31, 1998, the Company recognized a "Gain on Extinguishment of Debt" in the amount of $928,000 arising from the liquidation of its subsidiary John F. Beasley
Construction Company, under the U.S. Bankruptcy Court for the
Northern District of Texas, and the liquidation its Arthur
Phillips and Company subsidiary.

4.  RELATED-PARTY TRANSACTIONS

     Certain shareholders owning or controlling approximately 35.9% of the outstanding stock of the Company at July 31, 2000, own controlling interests in the outstanding stock of Williams Enterprises of Georgia, Inc. and 100% of Williams and Beasley Company. Each of these entities provided services to or received services from the Company during the three years ended July 31, 2000.

     Billings to Williams Enterprises of Georgia, Inc. and its affiliates were approximately $807,000, $953,000 and $1,530,000 for the years ended July 31, 2000, 1999 and 1998.

     Net billings from Williams and Beasley Company during the years ended July 31, 2000, 1999 and 1998 were approximately $294,000, $329,000 and $181,000, respectively. The Company owed approximately $13,000 and $32,000 to this entity at July 31, 2000 and 1999, respectively.

     One of the shareholders owning or controlling approximately 35.9% of the stock of the Company at July 31, 2000, is a former director of Concrete Structures, Inc. (CSI), a former subsidiary of the Company, which is operating under the supervision of the U.S. Bankruptcy Court for the Eastern District of Virginia, Richmond Division. During the years ended July 31, 2000, 1999, and 1998, billings to this entity by the Company were zero, zero and $154,000. At July 31, 2000, CSI was indebted to the Company for approximately $240,000 on a note secured by the assets of CSI. The note is fully reserved. Due to CSI's severe financial difficulties, the shareholder, through his privately owned company, Structural Concrete Products, LLC ("SCP"), leased the facilities of CSI on July 20, 1998, and on July 22, 1998, CSI filed for protection under Chapter 11 of the Bankruptcy Code. CSI filed and the Court has approved a plan that provides for the sale of its assets to SCP. The plan provides for the assumption and satisfaction of all secured claims by SCP. The Company expects that its secured note in the amount of $240,000 will be paid in full over the five-year term of the plan and will record payments as income as they are received.

     Billings to SCP were approximately $121,000, $12,000 and zero for the years ended July 31, 2000, 1999 and 1998. Billings from SCP were $1,631,000, $6,000 and zero for the years ended July 31, 2000, 1999 and 1998.

     During the years ended July 31, 2000 and 1999, the Company borrowed $950,000 and $200,000 from a shareholder and director, which was repaid. The money was used to fund short term cash flow requirements of the Company.

     Amounts owing to current and former directors of the Company amounted to approximately $123,000 and $258,000 at July 31, 2000 and 1999, respectively.

     During the year ended July 31, 2000 the Company entered into an agreement with an affiliated partnership to lease approximately 17 acres of unimproved real estate adjoining its Prince William County, Virginia properties. The initial lease term is for five years, with an extension option for an additional five years. The base annual rent will be calculated on the capitalized cost of the property times the partnership's costs of funds (margin rate) plus one percent, which is currently $4,666 per month. The lease contains an option to purchase up to ten acres at the "original pro-rata cost" of $567,500.

5.  CONTRACTS IN PROCESS

     Comparative information with respect to contracts in process consisted of the following at July 31(in thousands):

                                          2000        1999
                                        ---------   ---------
Expenditures on uncompleted contracts   $ 23,786    $ 19,487
Estimated earnings                        12,165       7,579
                                        ---------   ---------
                                          35,951      27,066
Less: Billings                           (36,815)    (27,807)
                                        ---------   ---------
                                        $   (864)   $   (741)

Included in the accompanying balance
sheet under the following captions:

Costs and estimated earnings in excess
  of billings on uncompleted contracts   $ 1,545    $  1,481

Billings in excess of costs and
  estimated earnings on uncompleted
  contracts                               (2,409)     (2,222)
                                        ---------   ---------
                                         $  (864)    $  (741)

Billings are based on specific contract terms that are negotiated on an individual contract basis and may provide for billings on a unit price, percentage of completion or milestone basis.


6.  PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at July
31(in thousands):
                                    2000               1999
                                        Accum              Accum
                               Cost     Deprec     Cost    Deprec
                             -------    ------   -------    ------
Land and buildings           $ 5,277    $1,873   $ 4,825    $1,709
Automotive Equipment           2,073     1,525     1,874     1,279
Cranes and heavy equipment     7,859     4,500     7,275     4,113
Tools and equipment              627       533       573       487
Office furniture and fixtures    368       275       363       261
Leased property
  under capital leases           600       340       600       280
Leasehold improvements           705       429       705       400
                             -------    ------   -------    ------
                             $17,509    $9,475   $16,215    $8,529


7.  NOTES AND LOANS PAYABLE

     Notes and loans payable consisted of the following at July 31 (in thousands):
                                               2000      1999
                                              -------   -------
Collateralized:

Loan payable to United Bank; collateralized
 by real estate, inventory and equipment;
 monthly payments of principal plus interest
 at 8.7% fixed; due April 1, 2014             $2,348    $2,430

Loan payable to United Bank; collateralized
 by real estate, inventory and equipment;
 monthly payments of principal plus interest
 at 8.7% fixed; due April 1,2009                 576       620

Line of Credit to United Bank; collateralized
 by real estate, inventory and equipment;
 monthly payments of interest only at prime
 plus 1.25%; (10.75% as of July 31, 2000);
 due April 16, 2002                            1,500       810

Obligations under capital leases;
 collateralized by leased property; interest
 from 7.75% to 15.1% for 2000 and 10.2% to
 21.0% for 1999 payable in varying monthly
 installments through 2005                       753       138

Installment obligations collateralized by
 machinery and equipment or real estate;
 interest ranging to 15.2% for 2000 and for
 1999; payable in varying monthly installments
 of principal and interest through 2006        1,913     2,481

Industrial Revenue Bond; collateralized by
 a letter of credit which in turn is
 collateralized by real estate; principal
 payable in varying monthly installments
 through 2012; variable interest based on
 third party calculations                      1,095     1,185

Unsecured:

Lines of credit; interest at 10.0% for 2000
 and 1999                                         88        88

Installment obligations with interest from
 6.0% to 11.0% for 2000 and 5.9% to 12.1% for
 1999; due in varying monthly installments of
 principal and interest through 2006             966     1,056
                                              -------   -------
Total Notes Payable                           $9,239    $8,808
Notes Payable - Long Term                     (7,724)   (7,397)
                                              -------   -------
Current Portion                               $1,515    $1,411

     Contractual maturities of the above obligations at July 31, 2000 are as follows:

              Year Ending July 31:     Amount
              --------------------    -------
                            2001      $1,515
                            2002       2,429
                            2003       1,094
                            2004         654
                            2005         521
                    2006 and after     3,026
              --------------------    -------
                            TOTAL     $9,239

     As of July 31, 2000 and 1999, the carrying amounts reported above for long term notes and loans payable, reported at $7,724,000 and $7,397,000, approximate fair value based upon interest rates for debt currently available with similar terms and remaining maturities.

     At July 31, 2000, the Company was in compliance with all restrictive covenants contained in the United Bank and the Wachovia Bank reimbursement agreement for the Industrial Revenue Bond. Under the most restrictive of these covenants, the Company was required to (1) maintain a minimum net worth of $9.0 million at all times (2) maintain a current ratio greater than 1.1 at all times (3) maintain a fixed charge ratio, as defined, of 1.2 (4) maintain a debt to tangible net worth of not greater 2.5:1. Covenants, also, limit capital expenditures, and do not allow for payment of dividends to shareholders.


8.  INCOME TAXES

     As a result of tax losses incurred in prior years, the Company at July 31, 2000 has tax loss carryforwards amounting to approximately $8 million. These loss carryforwards will expire year-to-year from 2008 through 2011. Under SFAS No. 109, the Company is required to recognize the value of these tax loss carryforwards if it is more likely than not that they will be realized by reducing the amount of income taxes payable in future income tax returns. As a result of the Company's ongoing profitable operations, the Company expects to report profits for income tax purposes in the future. Accordingly, the Company recognized a $2.6 million, and $0.9 million portion of the benefit available from its tax loss carryforwards during the years ended July 31, 1999, and 1998, respectively.

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

     The components of the income tax provision (benefit) are as follows for the years ended July 31:
                                        2000      1999      1998
(In thousands)                         ------   --------   ------
Current provision
  Federal                               $ -       $ -       $ -
  State                                   46        29        97
                                       ------   --------   ------
Total current provision                   46        29        97

Deferred provision (benefit)
  Federal                                712    (1,635)     (310)
  State                                  134      (394)     (130)
                                       ------   --------   ------
Total deferred provision (benefit)       846    (2,029)     (440)
                                       ------   --------   ------
Total income tax provision (benefit)   $ 892    $(2,000)   $(343)

     The differences between the tax provision calculated at the statutory federal income tax rate and the actual tax provision for each year ended July 31 are shown in the table directly below.

                                        2000      1999      1998
(In thousands)                         ------   --------   ------
Tax at statutory federal rate          $ 791      $ 514    $ 474
State income taxes                       101         60       83
Change in valuation allowance             -      (2,574)    (900)
                                       ------   --------   ------
Actual income tax provision (benefit)  $ 892    $(2,000)   $(343)

     The primary components of temporary differences which give rise to the Company's net deferred tax asset are shown in the following table.  As of July 31,
                                        2000      1999
(In thousands)                         ------   --------
Deferred tax assets:
  Reserve and other
    nondeductible accruals             $2,381   $ 1,526
  Net operating loss & capital loss
    carryforwards                       3,105     4,726
  Valuation allowance                    (925)     (925)
                                       ------   --------
Total deferred tax assets               4,561     5,327
Deferred tax liabilities:
Property and equipment                   (673)     (623)
Inventories                              (465)     (435)
                                       ------   --------
Total deferred tax liabilities         (1,138)   (1,058)
                                       ------   --------
Net deferred tax assets               $ 3,423   $ 4,269


9.  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     Investment in unconsolidated affiliate, S.I.P., Inc. of Delaware (42.5% owned) was valued using the Equity Method.
Subsequent to July 31, 2000, the Company acquired an additional
8.75% of the outstanding stock of S.I.P

     In the second quarter of the year ended July 31, 1998, the Company wrote off the remaining value of its investment in Atlas Machine and Iron Works. The amount of this write off was approximately $800,000 and was the result of the liquidation of Atlas assets by its secured creditors. These amounts are included in "Equity in (loss) earnings of unconsolidated affiliates" in the accompanying Consolidated Statements of Earnings.


10.  DISPOSITION OF ASSETS

     During the year ended July 31, 2000, the Company entered into an agreement to sell and lease back one of its heavy lift cranes. The primary purpose of this transaction was to improve cash flow. This sale/leaseback transaction resulted in a deferred gain of approximately $12,000, which will be amortized over the life of the lease.

     During the year ended July 31,1999, the Company entered into agreements to sell and lease back four of its heavy lift cranes. The primary purpose of these transactions was to improve cash flow. These sale/leaseback transactions resulted in deferred gains of approximately $162,000, which will be amortized over the life of the respective leases.

     Also during 1999, the Company sold 6.02 acres of land in Bedford, VA for $40,000. The transaction resulted in a gain of approximately $24,000, which is included in "Other Income" for the year ended July 31, 1999.

     In January 1998, the Company sold its 2.25 acre headquarters property in Fairfax County, Virginia for $1,430,000. The Company also entered into a lease for several buildings on the property. The transaction resulted in a gain of approximately $560,000 of which $115,000, $120,000 and $254,000 is included in "Other
Income" in the Consolidated Statements of Earnings for the years ended July 31, 2000, 1999 and 1998, respectively. The remaining deferred amount, at July 31, 2000, is being recognized over the remaining lease term of one year.

     In June 1998, the Company sold its one acre property in Baltimore, Maryland for $135,000. The transaction resulted in a gain of approximately $98,000 which is also included in "Other Income" in the Consolidated Statement of Earnings for the year ended July 31, 1998.

     During the year ended July 31, 1998, the Company sold several large pieces of equipment in order to modernize its fleet and pay off certain debt. A net gain of approximately $224,000 was recognized. The gain from these transactions is included in "Revenue: Sales and Services" in the Consolidated Statement of Earnings.


11.  COMMON STOCK OPTIONS

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

     In May 1998, the Company's Board of Directors approved and issued options for 12,000 shares of stock to subsidiary management under the Company's 1996 Plan and 12,000 shares of non-incentive stock options to the non-management members of the Company's Board of Directors.

    In January 1999, the Company's Board of Directors approved and issued options for 20,000 shares of stock to Company management, and 10,000 shares of stock to subsidiary management under the Company's 1996 Plan. Additionally, 17,500 shares of non-incentive stock options were authorized for non-management members of the Company's Board of Directors.

     In January 2000, the Company's Board of Directors approved and issued options for 6,000 shares of stock to Company management, and 10,000 shares of stock to subsidiary management under the Company's 1996 Plan. Additionally, 15,000 shares of non-incentive stock options were authorized for non-management members of the Company's Board of Directors.

     The stock options granted vested immediately, expiring in five years from the date of grant and having exercise prices which range from the quoted market value to 110% of the quoted market value on the date of the grant. The Company accounts for its options under the intrinsic method of APB No. 25. Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at grant dates for awards under those plans, consistent with the method of accounting under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net earnings and earnings per share would have been:

                                      2000     1999     1998
                                     ------   ------   ------
Net Earnings (in thousands)
  As reported                        $1,487   $3,406   $1,800
  Pro forma                           1,416    3,269    1,776

Earnings per share - Basic
  As reported                        $ 0.41   $ 0.95   $ 0.56
  Pro forma                            0.39     0.92     0.56

Earnings per share - Diluted
  As reported                        $ 0.41   $ 0.95   $ 0.51
  Pro forma                            0.39     0.92     0.51

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Year ended July 31,                   2000     1999     1998
                                     ------   ------   ------
Dividend yield                        0.0%     0.0%     0.0%
Volatility rate                      84.7%    90.0%    53.0%
Discount rate                         6.0%     6.0%     5.6%
Expected term (years)                  5        5        5

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.
Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models may not be a reliable single measure of the fair value of its stock options.


    Stock option activity and price information follows:

                              Weighted     Average
                               Number     Exercise
                              of shares     Price
                              ---------   ---------
Balance at:
     August 1, 1997               -           -
          Granted               24,000      $4.30
          Exercised               -           -
          Forfeited               -           -
                              =========
Balance at:
     July 31, 1998              24,000      $4.30
          Granted               47,500      $3.57
          Exercised               -           -
          Forfeited               -           -
                              =========
Balance at:
     July 31, 1999              71,500      $3.82
      Granted                   31,000      $3.30
          Exercised               -           -
          Forfeited               -           -
                              =========
Balance at:
  July 31, 2000                 102,500     $3.66
                              =========
Options exercisable,
     July 31, 2000              102,500     $3.66
                              =========


12.  SEGMENT INFORMATION

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

     Information about the Company's operations in its different segments for the years ended July 31, is as follows (in thousands):
                                     2000      1999       1998
                                  ---------  ---------  ---------
Revenue:
  Construction                     $14,299    $10,364    $12,080
  Manufacturing                     21,681     16,455     10,272
  Sales and service                  8,435      7,846      7,692
  Other revenue                        782        526        784
                                  ---------  ---------  ---------
                                    45,197     35,191     30,828

Inter-company revenue:
  Construction                      (1,479)      (972)    (1,272)
  Manufacturing                       (360)      (147)       (66)
  Sales and service                   (482)      (693)      (586)
                                  ---------  ---------  ---------
Total revenue                      $42,876    $33,379    $28,904
                                  =========  =========  =========

Operating profits (loss):
  Construction                     $   945    $   600    $ 1,449
  Manufacturing                      1,617      1,206         69
  Sales and service                    224        514        851
                                  ---------  ---------  ---------
Consolidated operating profits       2,786      2,320      2,369
General corporate income, net          451        101         85
Interest Expense                      (911)      (910)    (1,149)
Income tax (provision) benefit        (892)     2,000        343
Equity in earnings (losses) of
       unconsolidated affiliates       120        135       (746)
                                  ---------  ---------  ---------
Earnings before minority interests $ 1,554    $ 3,646    $   902
                                  =========  =========  =========

Assets:
  Construction                     $ 9,122    $ 7,877    $ 8,643
  Manufacturing                     12,045     10,549      6,061
  Sales and service                  4,800      4,920      7,087
  General corporate                  9,039      9,244      7,322
                                  ---------  ---------  ---------
Total assets                       $35,006    $32,590    $29,113
                                  =========  =========  =========

Accounts receivable
  Construction                     $ 6,494    $ 5,592    $ 6,416
  Manufacturing                      4,823      3,266      1,417
  Sales and service                  1,591      1,783      1,386
  General corporate                    381        880        510
                                  ---------  ---------  ---------
Total accounts receivable          $13,289    $11,521    $ 9,729
                                  =========  =========  =========

Capital expenditures:
  Construction                     $   170    $    16    $   102
  Manufacturing                        557        925        424
  Sales and service                  1,040        361        794
  General corporate                    182         71         69
                                  ---------  ---------  ---------
Total capital expenditures         $ 1,949    $ 1,373    $ 1,389
                                  =========  =========  =========

Depreciation and Amortization:
  Construction                     $   102    $    88    $    87
  Manufacturing                        346        235        161
  Sales and service                    625        891        836
  General corporate                    112        112        137
                                  ---------  ---------  ---------
Total deprec. and amortization     $ 1,185    $ 1,326    $ 1,221
                                  =========  =========  =========

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

     Identifiable assets by segment are those assets that are used in the Company's operations in each segment. General corporate assets include investments, some real estate, and certain other assets not allocated to segments.

     The majority of revenues have historically been derived from projects on which the Company is a subcontractor of a material supplier, other contractor or subcontractor. Where the Company acts as a subcontractor, it is invited to bid by the firm seeking construction services or materials; therefore, continuing favorable business relations with those firms that frequently bid on and obtain contracts requiring such services or materials are important to the Company. Over a period of years, the Company has established such relationships with a number of companies. During the year ended July 31, 1998, one single customer accounted for 10.4% of consolidated revenue and 23.6% of construction revenue. During the year ended July 31, 1999, one single customer accounted for 19.9% of the consolidated revenue and 40.8% of manufacturing revenue. During the year ended July 31, 2000, there was no single customer that accounted for more than 10% of consolidated revenues.

     The accounts receivable from the construction segment at July 31, 2000, 1999, and 1998 were due from 42, 46 and 43 unrelated customers, of which 7, 5 and 4 customers accounted for $3,809,000, $3,346,000 and $3,588,000, respectively. The amounts due from these customers is expected to be collected in the normal course of business.

     The accounts receivable from the manufacturing segment at July 31, 2000, 1999, and 1998 were due from 21, 16 and 23 unrelated customers, of which 5, 2 and 1 customers accounted for $4,939,000, $2,365,000 and $490,000, respectively. The amounts due from these customers is expected to be collected in the normal course of business.

     The Company does not normally require its customers to provide collateral for outstanding receivable balances.


13.  EMPLOYEE BENEFIT PLAN

     The Company has a defined contribution retirement savings plan covering substantially all employees. The Plan provides for optional Company contributions as a fixed percentage of salaries. Effective January 1, 1998, the Company began contributing 2% of each eligible employee's salary to the plan. In 1999 and 2000 the Company increased the contributing rate to 3%. During the years ended July 31, 2000, 1999 and 1998, expenses under the plan amounted to approximately $292,000, $200,000 and $100,000 respectively.


14.  COMMITMENTS AND CONTINGENCIES

Industrial Revenue Bond

     In the year ended July 31, 2000, the Company renegotiated its Industrial Revenue Bond with the City of Richmond backed by a Line of Credit with Wachovia Bank, secured by the Company's Richmond manufacturing facility. The Company is current in all of its obligations under the IRB and the Company is in compliance with the covenants contained in the agreement. As of July 31, 2000, the outstanding balance was approximately $1.1 million. Principal payments are due in increasing amounts through maturity, which has been extended from 2007 to 2012.

     The Company is party to various claims arising in the ordinary course of its business. Generally, claims exposure in the construction services industry consists of workers' compensation, personal injury, products' liability and property damage. The Company believes that its insurance accruals, coupled with its liability coverage, is adequate coverage for such claims.

Leases

     At the time of the sale of the Falls Church, Virginia property, January 28, 1998, the Company entered into a lease-back arrangement for three buildings in the complex. Maximum future lease payments for the Falls Church property is approximately $92,000 for the year ending July 31, 2001. The agreement provides that the landlord may cancel with six months notice to the Company.

     The Company leases certain property, plant and equipment under operating lease arrangements, including a lease with a related party discussed in Note 4, that expire at various dates
though 2011.   Lease expenses approximated $1,245,000, $810,000,
and $580,000 for the years ended July 31, 2000, 1999, and 1998, respectively. Future minimum lease commitments required under non-cancelable leases are as follows (in thousands):

      Year Ending July 31:       Amount
     ---------------------       ------
               2001              $1,389
               2002               1,252
               2003               1,218
               2004               1,181
               2005               1,170
            Thereafter            1,867

Letters of Credit

     The Company's banks have issued $400,000 of letters of credit as collateral for the Company's workers' compensation program.


15.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     During the years ended July 31, 2000, 1999 and 1998, the
Company issued several notes payable to acquire assets with a cost of $1,017,000, $745,000, and $442,000, respectively. These amounts are not included in the accompanying Consolidated
Statements of Cash Flows because the proceeds went directly to the seller of the assets.

     During the year ended July 31, 1998 the Company issued stock bonuses in lieu of cash bonuses to certain officers. The number of shares issued for this purpose was 36,000 with a value of $141,000.

     During the year ended July 31, 1998, the Company redeemed two convertible debentures with a carrying value of $165,000. Also, the Company issued 690,697 shares upon conversion of two convertible debentures with a carrying value of $553,000.

Cash paid during the year ended July 31,
     (In thousands)
                           2000        1999        1998
                          ------      ------      ------
Income Taxes              $   52      $   59      $   46
                          ------      ------      ------
Interest                  $  424      $  900      $1,124
                          ------      ------      ------


16.  EARNINGS PER COMMON SHARE

     The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share" (EPS). Earnings per share were as follows:

Year-ended July 31,        2000        1999        1998
                          ------      ------      ------
  EPS - basic             $ 0.41      $ 0.95      $ 0.56
  EPS - diluted           $ 0.41      $ 0.95      $ 0.51

     The following is a reconciliation of the amounts used in calculating the basic and diluted earnings per share (in thousands)

Year-ended July 31,        2000        1999        1998
                          ------      ------      ------
Earnings - (numerator)
  Net earnings - basic    $1,487      $3,406      $1,800
  Interest expense on
    convertible debentures   -           -            76
                          ------      ------      ------
                          $1,487      $3,406      $1,876
Shares - (denominator)
  Weighted average shares
    outstanding - basic    3,589       3,580       3,214
  Effect of dilutive
    securities:
    Options                  -             5         -
    Convertible debentures   -           -           487
                          ------      ------      ------
                           3,589       3,585       3,701
                          ======      ======      ======


17.     RESTATEMENT

     Subsequent to the filing of its July 31, 1999, annual report on form 10-K, the Company became aware of certain errors that had been made in accounting for its workers' compensation insurance expense over a period of several years. These errors related to the recognition of expenses for prior year claims paid by the Company's insurance intermediary, the timing of the recording of the annual experience rating adjustment and the recording of premium refunds received from the intermediary. As a result, the accompanying 1998 and 1999 financial statements have been restated from previously reported amounts to correct the recording of these items. A summary of the significant effects of the restatement is as follows:

BALANCE SHEET DATA:

             August 1, 1997    July 31, 1998     July 31, 1999
            ----------------  ----------------  ----------------
                As                As               As
            Previously   As  Previously   As  Previously    As
             Reported Restated Reported Restated Reported Restated
             --------  -------  -------  -------  -------  -------
                              (In thousands)

Deferred
 income
 taxes        $  -     $  -     $  -     $  -    $ 3,944  $ 4,269
Other
 accrued
 expenses        -        -        -        -      2,060    2,872
Accumulated
 deficit      (9,458)  (9,815)  (7,610)  (8,015)  (4,122)  (4,609)


STATEMENT OF EARNINGS DATA:

                          Year Ended             Year Ended
                        July 31, 1998           July 31, 1999
                  ----------------------   ----------------------
                       (In thousands, except per share amounts)
                      As                      As
                  Previously      As      Previously      As
                   Reported    Restated    Reported    Restated
                  ---------   ---------   ---------   ---------
Direct Costs       $17,405     $17,453     $19,984     $20,391
Income tax benefit     -          -          1,675       2,000
Net earnings         1,848       1,800       3,488       3,406
Earnings per share:
     Basic          $ 0.57      $ 0.56      $ 0.97      $ 0.90
     Diluted        $ 0.52      $ 0.50      $ 0.97      $ 0.90


                     Williams Industries, Inc.

           Schedule II - Valuation and Qualifying Accounts
               Years Ended July 31, 2000, 1999 and 1998
($000 Omitted)

Column A       Column B        Column C        Column D  Column E
------------   ---------  ------------------   --------  ---------
                              Additions
                         -------------------
               Balance    Charged   Charged               Balance
                  at     to Costs   to Other               at End
               Beginning   and     Accounts-  Deductions-   of
Description   of Period  Expenses  Describe    Describe   Period
[S]             [C]      [C]      [C]          [C]          [C]
July 31, 2000:
  Allowance for
    doubtful
    accounts    $ 1,289   $28    $ 1,868 (3)  $ (26) (1)  $ 2,862
                                               (297) (2)

July 31, 1999:
   Allowance for
    doubtful
    accounts      1,211     2        443 (3)   (165) (1)    1,289
                                               (202) (2)

July 31, 1998:
   Allowance for
    doubtful
    accounts        758     1        758 (3)    (17) (1)    1,211
                                               (289) (2)

(1)  Collection of accounts previously reserved.

(2)  Write-off from reserve accounts deemed to be uncollectible.

(3) Reserve of billed extras charged against corresponding revenue account.



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             WILLIAMS INDUSTRIES, INCORPORATED

October 11, 2000                /s/  Frank E. Williams, III
                                Frank E. Williams, III
                                President, Chairman of the
                                Board
                                Chief Financial Officer