Form 10-Q
period 2000-10-31
WILLIAMS INDUSTRIES INC
filed 2000-12-07
CIK 107294

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                               FORM 10-Q

          Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


FOR QUARTER ENDED                            October 31, 2000

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

                  Yes  X                  No

                            3,592,996

Number of Shares of Common Stock Outstanding at October 31,
2000

                  WILLIAMS INDUSTRIES, INCORPORATED
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

                                           Three Months
Ended
($000 omitted except earnings per share)       October
31,
                                          2000           1999
REVENUE:                              -----------    -----------
     Construction                        $ 3,144        $ 2,091
     Manufacturing                         6,896          4,799
     Sales and service                     2,736          1,743
     Other revenue                           315            184
                                         --------       --------
          Total revenue                   13,091          8,817
                                         --------       --------
DIRECT COSTS:
     Construction                          2,180          1,291
     Manufacturing                         4,497          3,320
     Sales and service                     1,544          1,069
                                         --------       --------
          Total direct costs               8,221          5,680
                                         --------       --------
GROSS PROFIT                               4,870          3,137

EXPENSES:
     Overhead                              1,166          1,036
     General and administrative            2.020          1,362
     Depreciation and amortization           381            291
     Interest                                237            213
                                         --------       --------
          Total expenses                   3,804          2,902
                                         --------       --------
EARNINGS BEFORE INCOME TAXES, EQUITY
     EARNINGS AND MINORITY INTERESTS       1,066            235

INCOME TAX PROVISION                         424             74
                                         --------       --------
EARNINGS BEFORE EQUITY EARNINGS AND
MINORITY INTERESTS                           642            161
     Equity earnings (loss)
          and minority interest              (62)            27
                                         --------       --------
NET EARNINGS                             $   580        $   188
                                         ========       ========
EARNINGS PER COMMON SHARE:
    BASIC:                               $  0.16        $  0.05
                                         ========       ========
    DILUTED:                             $  0.16        $  0.05
                                         ========       ========
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING: BASIC                     3,591,512      3,587,877
                                       ---------      ---------


     See Notes To Condensed Consolidated Financial Statements.

                 WILLIAMS INDUSTRIES, INCORPORATED
               CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited)
($000s omitted)
                              ASSETS

                                  October 31, 2000  July 31, 2000
CURRENT ASSETS                          ----------     ----------

Cash and cash equivalents                 $ 2,659       $ 2,568
Restricted cash                               107            68
Certificates of deposit                       843           681
Accounts receivable, net                   16,448        13,289
Inventory                                   3,912         1,500
Costs and estimated earnings in
     excess of billings
     on uncompleted contracts               1,908         1,545
Prepaid and other expenses                  1,323         1,120
              Total current assets         27,200        20,771
                                          --------       --------

     PROPERTY AND EQUIPMENT, AT COST       19,984         18,485
           Accumulated depreciation       (10,573)        (9,475)
                                          --------       --------
     Property and equipment, net            9,411          9,010
                                          --------       --------

     OTHER ASSETS
       Investments
         in unconsolidated affiliates        -             1,043
       Deferred income taxes                3,051          3,423
       Other                                  651            759
                                          --------       --------
     Total other assets                     3,702          5,225
                                          --------
--------
     TOTAL ASSETS                         $40,313        $35,006
                                          ========       ========

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                  October 31, 2000  July 31, 2000
                                        ----------     ----------
CURRENT LIABILITIES
     Current portion of notes payable       1,363        $ 1,515
     Accounts payable                       5,305          4,899
     Billings in excess of costs and
          estimated earnings on
          uncompleted contracts             3,999          2,409
     Deferred income                          184            221
     Other liabilities                      5,259          4,286
                                          --------       --------
     Total current liabilities             16,110         13,330

LONG-TERM DEBT
     Notes payable, less current portion    8,872          7,724
                                          --------       --------
     Total Liabilities                     24,982         21,054

     MINORITY INTERESTS                     1,075            279

     COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock - $0.10 par value,
10,000,000 shares authorized;
3,587,877 issued and outstanding              359            359
     Additional paid-in capital            16,439         16,436
     Accumulated deficit                   (2,542)        (3,122)
                                          --------       --------
Total stockholders' equity                 14,256         13,673
                                          --------       --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                      $40,313        $35,006
                                          ========       ========

     See Notes To Condensed Consolidated Financial Statements.

                WILLIAMS INDUSTRIES, INCORPORATED
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
($000s omitted)
Three Months Ended October 31,                2000       1999
                                            --------   --------

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                         $ 173       $(838)
                                             ------      ------
NET CASH (USED IN) PROVIDED BY
INVESTING ACTIVITIES                          (616)        241
                                             ------      ------
NET CASH PROVIDED BY
FINANCING ACTIVITIES                           534         338
                                             ------      ------
NET INCREASE (DECREASE)
IN CASH AND CASH EQUIVALENTS                    91        (259)

CASH AND CASH
  EQUIVALENTS, BEGINNING OF PERIOD           2,568       1,145
                                            ------      ------
CASH AND CASH
  EQUIVALENTS, END OF PERIOD                $2,659      $  886
                                            =======     =======
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income Taxes                              $ 52        $ 53
                                            =======     =======
    Interest                                 $ 251       $ 209
                                            =======     =======
     See Notes To Condensed Consolidated Financial Statements.


       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         October 31, 2000


1.  INTERIM FINANCIAL STATEMENTS

     This document includes unaudited interim financial statements that should be read in conjunction with the Company's latest audited annual financial statements.
However, in the opinion of management, these financial statements contain all adjustments consisting only of normal recurring items necessary for a fair presentation of the Company's financial position as of October 31, 2000 and July 31, 2000, as well as the results of its operations for the three months ended October 31, 2000 and 1999, and cash flows for the three months then ended.


2.  RELATED-PARTY TRANSACTIONS

     Certain shareholders owning or controlling approximately 36% of the outstanding stock of the Company own controlling interests in the outstanding stock of Williams Enterprises of Georgia, Inc., 100% of Williams and
Beasley Company, and 100% of Structural Concrete Products,
LLC. Each of these entities did business with the company during the quarter. Net billings to and from these entities were approximately $373,000 and $252,000 for the three months ended October 31, 2000 and 1999, respectively.

     Mr. Frank E. Williams, Jr., who owns or controls approximately 36% of the Company's stock and is also a director of the Company, loaned $640,000 during the quarter ended October 31, 2000 to Williams Bridge Company, one of the Company's subsidiaries. The loan is secured by a note, which has monthly payments of interest only at prime plus
1%.  The note is payable on August 1, 2002.

See Item 3 below for additional related party transactions.

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

4.  SEGMENT INFORMATION

     Information about the Company's operations in its operating segments for the three and six months ended
October 31, 2000 and 1999 is as follows (in thousands):

                             Three Months Ended October 31,
                                   2000           1999
                                ----------     ----------
Revenues:
  Construction                   $ 3,784         $2,319
  Manufacturing                    6,903          4,865
  Sales and Services               2,820          1,859
  Other                              460            310
                                 --------       --------
                                  13,967          9,353
                                 ========       ========

Intersegment revenues:
  Construction                       640            228
  Manufacturing                        7             66
  Sales and Services                  84            116
  Other                              145            126
                                 --------       --------
                                     876            536
                                 ========       ========

Consolidated revenues:
  Construction                     3,144          2,091
  Manufacturing                    6,896          4,799
  Sales and Services               2,736          1,743
  Other                              315            184
                                 --------       --------
Total Consolidated Revenues:      13,091          8,817
                                 ========       ========

Earnings before income taxes,
    equity earnings and
    minority interest:
  Construction                       265            257
  Manufacturing                      854            351
  Sales and Services                 412             89
  Other                             (465)          (462)
                                 --------       --------
  Total                          $ 1,066         $  235
                                 ========       ========


5.  INVENTORIES

     Inventory mainly consists of materials used in the manufacturing segment.


6.  PURCHASE OF ASSETS

     Effective August 1, 2000, the Company purchased an additional 28% of the stock of S.I.P., Inc. for approximately $660,000 in cash and notes payable. The
Company now owns approximately 70% of the stock of S.I.P., Inc. This acquisition has been accounted for as a purchase and the operating results of S.I.P., Inc. are now included in the Condensed Consolidated Financial Statements of the Company since the date of acquisition.


7.     RECLASSIFICATIONS

     Certain Balance Sheet and Statement of Earnings items
for prior periods have been reclassified to conform with
current period classifications.
 .


Item 2.  Management's Discussion and Analysis
Financial Condition and Results of Operations


General

     The Company's operations serve the industrial, commercial and institutional construction markets, primarily in the Mid-Atlantic region of the United States. Due primarily to Increased governmental spending on infrastructure in recent years, the Company, like its overall industry, has experienced increasing demand for its products and services. Demand in the commercial construction markets has also increased.

     The Company, like others in the construction industry, continues to experience difficulties in hiring and retaining qualified personnel to meet this demand. The Company does not believe it is at a competitive disadvantage as it relates to labor.

     The Company's subsidiaries, through the combination of manufacturing, construction, and heavy hauling and lifting capabilities, offer a turnkey approach for customers, thereby
increasing its competitiveness on some contracts.    Each of
the subsidiaries maintains its own customer base, but works to translate individual projects into broader opportunities for the Company to obtain work.

Financial Condition

     For the quarter ended October 31, 2000, the Company's net working capital significantly increased, going from $7,441,000 at July 31, 2000 to $11,090,000 at October 31, 2000. The bulk of this increase is due to the addition of approximately $2 million in net working capital from S.I.P., Inc. of Delaware. The Company increased its ownership in S.I.P. from less than 50% to more than 70% during the quarter ended October 31, 2000. S.I.P.'s results are now consolidated with the other Williams Industries' subsidiaries.

     Williams Steel Erection Company and Williams Equipment
Corporation also have experienced significant increases in their net working capital.

     There was an increase of more than $3 million in Accounts Receivable, due to the high volume of work produced during the
quarter, and $2,412,000 in inventory.   The increase resulted
from the addition of S.I.P.'s inventory, as well as an increase
at Williams Bridge Company.   The Company attempts to time
purchases of materials to take advantage of the most competitive prices available in the marketplace.

     Stockholder's Equity also increased.  At October 31, 2000,
Stockholder's Equity was $14,256,000, an increase of $583,000 from July 31, 2000.

     Overall gross profit margins improved by about 2% from the quarter ended October 31, 1999 to the quarter ended October 31, 2000.

     Overall direct costs, when viewed as a percentage of total revenue, decreased. For the quarter ended October 31, 1999, overall direct costs were 64.4% of total revenue. At October 31, 2000, this had declined to 62.8%. As a percentage of segment revenue, costs decreased in the Manufacturing and Sales and Services segment while increasing in Construction.

     Direct costs in the construction segment increased by about 8% for the quarter ended October 31, 1999 to the quarter ended October 31, 2000. Construction segment cost increases continue to arise from labor expenses, particularly overtime, necessary
to keep major projects on schedule.   Increased labor expenses
are an industry-wide trend resulting from increased demand.

     Direct costs in the Sales and Services segment, as a percentage of revenue, decreased by nearly 5% from the quarter ended October 31, 1999 to the quarter ended October 31, 2000, primarily due to reductions in both fuel and labor costs.

     Direct costs, as a percentage of revenue, in the Manufacturing segment decreased by about 4% from the quarter ended October 31, 1999 to the quarter ended October 31, 2000. Part of this decrease is attributed to more strategic material purchases while the remainder is linked to the addition of S.I.P. in the overall calculation.

     Accounts receivable increased by more than $3 million due to the combination of the inclusion of S.I.P.'s receivables and the significant billings for work performed during the quarter. Increases in accounts payable, which are slight in comparison, are directly related to the Company's increased activity.

     The Company's Cash and Cash Equivalents show a significant improvement to $2,659,000 at October 31, 2000 compared to the $886,000 at October 31, 1999.

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


Three Months Ended October 31, 2000 Compared to
Three Months Ended October 31, 1999

     The Company reported a 300% increase in net income for the quarter ended October 31, 2000. Net income was $580,000 or $0.16 per share on total revenue of $13,091,000. These results compare to net income of $188,000 or $0.05 per share on total revenue of $8,817,000 for the quarter ended October 31, 1999.

     In the quarter ended October 31, 1999, the Company had Equity Earnings of $43,400 and Minority Interest Expense of $16,113. For the quarter ended October 31, 2000, the Company had Minority Interest Expense of $62,465. This change is due to the Company's change in S.I.P. ownership.

     Gross profit margins increased slightly from 35.6% for the period ended October 31, 1999 to 37.2% for the period ended
October 31, 2000.

     Each of the Company's subsidiaries experienced revenue growth when the quarters are compared. While the Manufacturing Segment had the greatest revenue in terms of actual dollars, the Sales and Services Segment had the greatest percentage increase in revenue from the quarter ended October 31, 1999 to October 31, 2000. While new projects accounted for most of the Company's increased revenues, it should be noted that the quarter ending October 31, 2000 was much more conducive to construction activities than the prior year's quarter when two major tropical storms impacted construction throughout the region.

     Extensive work on the multi-million dollar Springfield Interchange project in Virginia, as well as other infrastructure projects funded by the federal TEA 21 program that is funneling billions of dollars into highway construction, contributed to the increased revenue both in the Construction and Sales and Services Segments.

    The Company's manufacturing segment benefited from Consistent order flow for bridge girders and decking, both components of the TEA 21 program. Manufacturing revenues went from $4,799,000 for the quarter ended October 31, 1999 to $6,896,000 for the quarter ended October 31, 2000. The trend of manufacturing becoming a larger part of the Company's business began with federal funding increases in Fiscal 1999. The increasing proportion of revenues generated by manufacturing is expected to continue for several years as funding for infrastructure programs is scheduled to continue increasing for at least five years.

     Expenses, when viewed as a percentage of total revenue, declined.



BACKLOG

     Backlog increased by nearly $3 million, going from $35 million at July 31, 2000 to nearly $38 million at October 31,
2000.   When compared to the October 31, 1999 backlog of $34
million, the increase is nearly $4 million. This backlog includes a good mix of work for the Construction and
Manufacturing segments.   Sales and Services work is normally
performed as needed and only a small portion of this segment's work is shown in the backlog numbers.

     Most of the backlog will be completed within the next 12 months if contract schedules are followed. Management believes that the level of work is sufficient to allow the Company to have adequate work into Fiscal 2002.


Safe Harbor for Forward-Looking Statements

     The Company is including the following cautionary
Statements to make applicable and take advantage of the safe harbor provisions within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 or any forward-looking statements made by, or on behalf of, the Company in this document and any materials incorporated herein by reference. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "estimates," "expects," "intends," and similar expressions. From time to time, the Company or one of its subsidiaries individually may publish or otherwise make available forward- looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by or on behalf of the Company or its subsidiaries, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward-looking statements. In addition, the Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

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

     None.


ITEM 3.  Defaults Upon Senior Securities

     None.


ITEM 4.  Submission of Matters to a Vote of Security Holders

     On November 11, 2000, the shareholders of Williams
Industries, Inc. elected the Company's board of directors.
Elected were:  Stephen N. Ashman, William C. Howlett, R.
Bentley Offutt, William Sim, Frank E. Williams, Jr., and
Frank E. Williams, III.

     The results of the November 11, 2000 shareholder's election of directors are as follows:

Nominee                        For         Abstain
----------------------     ---------       -------
Stephen N. Ashman          3,329,305        98,531
William C. Howlett         3,312,312       115,524
R. Bentley Offutt          3,263,793       164,043
William J. Sim             3,329,305        98,531
Frank E. Williams, Jr.     3,324,047       103,789
Frank E. Williams, III     3,320,747       107,089


ITEM 5.  Other Information

     None.


ITEM 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits

      (27) Financial Data Schedule.

   (b) Reports on Form 8-K

      The Company filed a report on Form 8-K on November 28,
2000 to further clarify information, relating to options granted to directors, contained in its 2000 proxy.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be Signed on its behalf by the undersigned thereunto duly authorized.

                             WILLIAMS INDUSTRIES, INCORPORATED

December 6, 2000             /s/  Frank E. Williams, III
                                Frank E. Williams, III
                                President, Chairman of the
                                Board
                                Chief Financial Officer