Form 10-Q
period 2001-01-31
WILLIAMS INDUSTRIES INC
filed 2001-03-09
CIK 107294

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                               FORM 10-Q

          Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


FOR QUARTER ENDED                            January 31, 2001

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

                  Yes  X                  No

                            3,598,796

Number of Shares of Common Stock Outstanding at January 31,
2001
                     WILLIAMS INDUSTRIES, INCORPORATED
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
($000 Omitted)
ASSETS
                                           January 31          July 31
                                              2001              2000
                                            --------          --------
CURRENT ASSETS
Cash and cash equivalents                   $ 2,723           $ 2,568
Restricted cash                                  54                68
Certificates of deposit                         846               681
Accounts receivable, net                     13,178            13,289
Inventory                                     3,519             1,500
Costs and estimated earnings in excess
     of billings on uncompleted contracts     1,145             1,545
Prepaid and other expenses                      965             1,120
                                            --------          --------
          Total current assets               22,430            20,771
                                            --------          --------
PROPERTY AND EQUIPMENT, AT COST              20,232            18,485
     Accumulated depreciation               (10,957)           (9,475)
                                            --------          --------
          Property and equipment, net         9,275             9,010
                                            --------          --------

OTHER ASSETS
Investments in unconsolidated affiliates       -                1,043
Deferred income taxes                         3,083             3,423
Other                                           535               759
                                            --------          --------
          Total other assets                  3,618             5,225
                                            --------          --------
TOTAL ASSETS                                $35,323           $35,006
                                            ========          ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of notes payable            $ 2,857           $ 1,515
Accounts payable                              3,114             4,899
Billings in excess of costs and estimated
     earnings on uncompleted contracts        2,242             2,409
Deferred income                                 147               221
Other liabilities                             4,131             4,286
                                            --------          --------
          Total current liabilities          12,491            13,330
                                            --------          --------
LONG-TERM DEBT
Notes payable, less current portion           7,394             7,724
                                            --------          --------
          Total liabilities                  19,885            21,054
                                            --------          --------
MINORITY INTERESTS                            1,091               279
                                            --------          --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock - 3,598,796 and 3,587,877
     shares issued and outstanding              360               359
Additional paid-in capital                   16,455            16,436
Accumulated deficit                          (2,468)           (3,122)
                                            --------          --------
     Total stockholders' equity              14,347            13,673
                                            --------          --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $35,323           $35,006
                                            ========          ========

       See Notes To Condensed Consolidated Financial Statements.

                     WILLIAMS INDUSTRIES, INCORPORATED
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

($000 Omitted)                                     Six Months Ended
                                                      January 31,
                                                  2001           2000
                                               --------        --------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                         $   889         $  (779)

NET CASH USED IN INVESTING ACTIVITIES           (1,285)           (104)

NET CASH PROVIDED BY FINANCING ACTIVITIES          551           1,233
                                               --------        --------
NET INCREASE IN CASH AND CASH EQUIVALENTS          155             350
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD   2,568           1,145
                                               --------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD       $ 2,723         $ 1,495
                                               ========        ========

SUPPLEMENTAL DISCLOSURES
  OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Income Taxes                               $ 143            $ 53
                                               ========        ========
      Interest                                   $ 251           $ 423
                                               ========        ========

      See Notes To Condensed Consolidated Financial Statements.

                     WILLIAMS INDUSTRIES, INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                               (Unaudited)
($000 Omitted)
                              Three Months Ended     Six Months Ended
                                   January 31           January 31
                                2001       2000        2001      2000
                             --------   --------    --------   --------
REVENUE
    Construction             $ 2,715    $ 3,786     $ 5,859    $ 5,877
    Manufacturing              5,997      4,705      12,893      9,504
    Sales and service          2,084      1,785       4,820      3,528
    Other                        307        220         622        404
                             --------   --------    --------   --------
         Total revenue        11,103     10,496      24,194     19,313
                             --------   --------    --------   --------
DIRECT COSTS
    Construction               1,694      2,843       3,874      4,134
    Manufacturing              3,966      3,187       8,463      6,507
    Sales and service          1,329      1,044       2,873      2,113
                             --------   --------    --------   --------
        Total direct costs     6,989      7,074      15,210     12,754
                             --------   --------    --------   --------
GROSS PROFIT                   4,114      3,422       8,984      6,559
                             --------   --------    --------   --------
EXPENSES
    Overhead                   1,340      1,158       2,506      2,194
    General and administrative 1,951      1,643       3,971      3,005
    Depreciation                 405        287         786        578
    Interest                     275        218         512        431
                             --------   --------    --------   --------
        Total expenses         3,971      3,306       7,775      6,208
                             --------   --------    --------   --------
EARNINGS BEFORE INCOME
 TAXES, EQUITY EARNINGS AND
 MINORITY INTERESTS              143        116       1,209        351

INCOME TAX PROVISION              37         35         461        109
                             --------   --------    --------   --------
EARNINGS BEFORE EQUITY
EARNINGS
     AND MINORITY INTERESTS      106         81         748        242
    Equity earnings and
        minority interest        (32)       (11)        (94)        16
                             --------   --------    --------   --------
NET EARNINGS                  $   74     $   70      $  654     $  258
                             ========   ========    ========   ========

EARNINGS
  PER COMMON SHARE- BASIC     $ 0.02     $ 0.02      $ 0.18     $ 0.07
                             ========   ========    ========   ========
EARNINGS
  PER COMMON SHARE- DILUTED   $ 0.02     $ 0.02      $ 0.18     $ 0.07
                             ========   ========    ========   ========

WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING: BASIC        3,592,286  3,588,158   3,592,254  3,588,018
                            ---------  ---------   ---------  ---------

          See Notes To Condensed Consolidated Financial
Statements

                  WILLIAMS INDUSTRIES, INCORPORATED

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2001


1.  INTERIM FINANCIAL STATEMENTS

     This document includes unaudited interim financial statements that should be read in conjunction with the Company's latest audited annual
financial statements.   However, in the opinion of management, these
financial statements contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the Company's financial position as of January 31, 2001 and July 31, 2000, as well as the results of its operations for the three and six months ended January 31, 2001 and 2000, and cash flows for the six months then ended.

2.  RELATED-PARTY TRANSACTIONS

     Mr. Frank E. Williams, Jr., who owns or controls approximately 36% of the Company's stock, and is also a director of the Company, also owns controlling or substantial interest in the outstanding stock of Williams Enterprises of Georgia, Inc., Williams and Beasley Company, and
Structural Concrete Products, LLC. Each of these entities did business with the company during the quarter. Net billings to and (from) these entities were approximately $154,000 and ($1,415,000) for the three months ended January 31, 2001 and 2000, respectively. Net billings to and
(from) these entities were approximately $528,000 and ($1,046,000) for the six months ended January 31, 2001 and 2000, respectively

     Mr. Williams, Jr. was repaid $640,000 on a loan he made during the quarter ended October 31, 2000 to Williams Bridge Company, one of the Company's subsidiaries.

     The Company is liable to the Williams Family Limited Partnership under a lease/option agreement. The initial lease term is for five years, beginning February 15, 2000, with an extension option. The Company recognized lease expense for the three and six months ended January 31, 2001 of $14,000 and $46,000.

3.  COMMITMENTS/CONTINGENCIES

     None


4.  SEGMENT INFORMATION

     Information about the Company's operations in its operating segments for the three and six months ended January 31, 2001 and 2000 is as follows (in thousands):

                             Three Months Ended          Six Months Ended
                                 January 31,                January 31,
                             2001          2000          2001        2000
                           -------       -------       -------     -------
Revenues:
  Construction             $ 3,184       $ 4,140       $ 6,968     $ 6,459
  Manufacturing              6,009         4,725        12,912       9,590
  Sales & Service            2,329         1,901         5,149       3,760
  Other                        437           356           897         666
                           -------       -------       -------     -------
                            11,959        11,122        25,926      20,475
                           -------       -------       -------     -------
Intersegment revenues:
  Construction                 469           354         1,109         582
  Manufacturing                 12            20            19          86
  Sales & Service              245           116           329         232
  Other                        130           136           275         262
                           -------       -------       -------     -------
                               856           626         1,732       1,162
                           -------       -------       -------     -------
Consolidated revenues:
  Construction               2,715         3,786         5,859       5,877
  Manufacturing              5,997         4,705        12,893       9,504
  Sales & Service            2,084         1,785         4,820       3,528
  Other                        307           220           622         404
                           -------       -------       -------     -------
Total Consolidated
  Revenues:                $11,103       $10,496       $24,194     $19,313
                           =======       =======       =======     =======
Earnings before income taxes
  equity earnings and
  minority interest:
  Construction              $  241        $  181        $  506      $  438
  Manufacturing                416           200         1,270         551
  Sales & Service              (78)           31           334         120
  Other                       (436)         (296)         (901)       (758)
                           -------       -------       -------     -------
  Total                     $  143        $  116        $1,209      $  351
                           =======       =======       =======     =======



5.  INVENTORIES

     Inventory mainly consists of materials used in the manufacturing segment.


6.  PURCHASE OF ASSETS

     Effective August 1, 2000, the Company purchased an additional 28% of the stock of S.I.P., Inc. for approximately $660,000 in cash and notes receivable. The Company now owns 70.31% of the stock of S.I.P., Inc. This acquisition has been accounted for as a purchase.


7.     RECLASSIFICATIONS

     Certain Balance Sheet and Statement of Earnings items for prior periods have been reclassified to conform to current period classifications.


Item 2.  Management's Discussion and Analysis
Financial Condition and Results of Operations


General

     The Company's operations serve the industrial, commercial and institutional construction markets, primarily in the Mid-Atlantic region of the United States. Due primarily to increased governmental spending on infrastructure in recent years, the Company has experienced increasing demand for its products and services.

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

Financial Condition

     The Company's net working capital decreased from $11,090,000 at October 31, 2000 to $9,939,000 at January 31, 2001, due mainly to the decrease in accounts receivable from $16,448,000 at October 31, 2000 to $13,178,000 at January 31, 2001.

     When compared to the prior quarter, inventory at January 31, 2001 of $3,519,000 showed a slight decrease from the $3,912,000 at October
31, 2000.   However, when compared to the fiscal year ended July 31,
2000, inventory increased 135% from $1,500,000.   The increase includes
approximately $1,400,000 of materials at S.I.P., Inc. of Delaware.

     Stockholder's Equity increased. At January 31, 2001, Stockholder's Equity was $14,347,000, compared to the $14,256,000 at October 31, 2000 and $13,673,000 at July 31, 2000.

     Overall gross profit margins improved by about 4.4% from the quarter
ended January 31, 2000 to the quarter ended January 31, 2001.   A portion
of this improvement is attributed to the August 1, 2000 addition of S.I.P., Inc. of Delaware. Overall direct costs, when viewed as a percentage of
total revenue, decreased.   For the quarter ended January 31, 2000, overall
direct costs were 67.3% of total revenue. At January 31, 2001, this had declined to 62.9%. As a percentage of segment revenue, costs decreased in the Manufacturing and Construction segments while increasing in Sales and Service.

     The Company's current portion of Notes Payable increased primarily
due to financing for yearly insurance premiums.   The Company
traditionally finances its general liability, automotive and heavy equipment, and worker's compensation insurance premiums, with the worker's compensation program portion of the debt being the most significant. The increase in debt during the second quarter has historically coincided with the insurance programs' renewal period.

     The Company's Cash and Cash Equivalents continue to improve from $1,495,000 for the six months ended January 31, 2000 to the $2,723,000 at January 31, 2001. The Company continues to generate sufficient cash to sustain its operational activities, as well as service all outstanding debt.

     For the six months ended January 31, 2001, the Company used net cash
of $1,285,000 for investing activities.   Of this total, $660,000 was used
to purchase an additional 28% of the stock of S.I.P. Inc.   The Company
now owns approximately 70% of the stock of S.I.P., Inc.   During the six
months, the Company also used net cash for site preparation work for its new headquarters to be located on its Manassas, Virginia property. Williams Industries (parent company) and several of its subsidiaries will be moving to temporary facilities on the Company-owned property during
April 2001.   Capital expenditures of approximately $2 million are
anticipated over the course of Fiscal 2001 and 2002 in conjunction with the relocation and construction of the corporate facility.

     The Company currently has about $3 million in variable rate notes.

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


Three Months Ended January 31, 2001
Compared to Three Months Ended January 31, 2000

     The Company reported a slight increase in net income for the quarter ended January 31, 2001. Net income was $74,000 or $0.02 per share on total
revenue of $11,103,000.   These results compare to net income of $70,000 or
$0.02 per share on total revenue of $10,496,000 for the quarter ended January 31, 2000.

     Due to the influence of weather-related issues, the second quarter of the fiscal year is traditionally the Company's weakest.

     When the three months ended January 31, 2001 are compared to the three months ended January 31, 2000, the Construction segment experienced
a decline of about $1 million in revenue.   This was due to a combination
of weather-related issues and the timing of start-ups on new projects.

     The Manufacturing segment had an increase of approximately $1,292,000 when the three months ended January 31, 2001 are compared to the three
months ended January 31, 2000.   The bulk of this increase came from the
consolidation of S.I.P., Inc. of Delaware. Piedmont Metal Products, Inc., however, also experienced a 63% increase in revenues, due in large part to a unique contract for the emergency renovation of a plant involved in a major industrial accident.

     The Sales and Services segment also had an increase in revenues when the three months ended January 31, 2001 are compared with the three months
ended January 31, 2000.   Some of this increase is attributed to the
Company's recent consolidation of segment management, allowing higher
utilization for both long and short-term projects.   More coordinated
scheduling also permits the Company to seize emergency, time-sensitive opportunities, such as the removal of debris resulting from a major fire at the Algerian Embassy in Washington, D.C., that generally produce higher profit margins.

     Direct costs, when viewed as a percentage of total revenue, declined, while expenses, as viewed as a percentage of revenue, increased. The relative decline in direct costs is a result of higher margin jobs during the quarter. The increase in expenses is primarily due to increased costs in insurance, both in terms of health care coverage for employees and other coverages, such as general liability and worker's compensation, for personnel, equipment and projects.


Six Months Ended January 31, 2001
Compared to Six Months Ended January 31, 2000

     For the six months ended January 31, 2001, the Company had net earnings of $654,000 or $0.18 per share on revenue of $24,194,000 compared to net earnings of $258,000 or $0.07 per share on revenue of $19,313,000 for the six months ended January 31, 2000.

     For the six months ended January 31, 2000, the Company had Equity Earnings of $39,200 and Minority Interest Expense of $23,432. For the six months ended January 31, 2001, the Company had Minority Interest
Expense of $94,000.   These changes are due to the change in S.I.P.'s
ownership by the Company.

     Gross profit margins increased from 33.9% for the six months ended January 31, 2000 to 37.1% for the six months ended January 31, 2001.

     Each of the Company's subsidiaries experienced revenue growth when the six months are compared, with the largest growth coming in the Manufacturing segment. New projects, as well as the addition of S.I.P., Inc. of Delaware to the Company's consolidated results, accounted for most of the Company's increased revenues. However, the first three months of Fiscal 2001 were much more conducive to construction activities than the first three months of Fiscal 2000 when two major tropical storms impacted construction throughout the region.

     The Company's Manufacturing segment benefited from consistent order flow for bridge girders and decking, both components of the TEA 21 program. Manufacturing revenues increased from $9,504,000 for the six months ended January 31, 2000 to $12,893,000 for the six months ended January 31, 2001. The trend of manufacturing becoming a larger percentage of the Company's business began with federal funding increases in Fiscal 1999. The increasing proportion of revenues generated by manufacturing is expected to continue for several years as funding for infrastructure programs is scheduled to continue for at least five years.


BACKLOG

     At January 31, 2001, the Company's backlog was approximately $43 million, which is an increase of $5 million from October 31, 2000. At January 31, 2000, the Company's consolidated backlog was $31 million, but this number did not include S.I.P. Inc. of Delaware, which represents about $7 million of the January 2001 total. This backlog includes a good mix of
work for the Construction and Manufacturing segments.   Sales and Service's
work is normally performed as needed. As a result, only a small percentage of the backlog is derived from this segment.

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

     None


SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             WILLIAMS INDUSTRIES, INCORPORATED

March 9, 2001                   /s/  Frank E. Williams, III
                                Frank E. Williams, III
                                President, Chairman of the
                                Board
                                Chief Financial Officer