Form 10-Q
period 2001-04-30
WILLIAMS INDUSTRIES INC
filed 2001-06-11
CIK 107294

WILLIAMS INDUSTRIES, INCORPORATED
               CONDENSED CONSOLIDATED BALANCE SHEETS

                                            ($000 Omitted)
                            ASSETS
                                        April 30,    July 31,
                                          2001         2000
                                       (Unaudited)   (audited)
                                        ---------    ---------
   CURRENT ASSETS
   Cash and cash equivalents            $  1,599     $  2,568
   Restricted cash                            76           68
   Certificates of deposit                   850          681
   Accounts receivable, net               14,642       13,289
   Inventory                               3,799        1,500
   Costs and estimated earnings in
     excess of billings
     on uncompleted contracts              2,187        1,545
   Prepaid and other expenses              1,541        1,120
                                        ---------    ---------
           Total current assets           24,694       20,771

   PROPERTY AND EQUIPMENT, AT COST        20,394       18,485
     Accumulated depreciation            (11,308)      (9,475)
                                        ---------    ---------
           Property and equipment, net     9,086        9,010
                                        ---------    ---------

   OTHER ASSETS
   Investments in
     unconsolidated affiliates              -           1,043
   Deferred income taxes                   2,977        3,423
   Other                                     512          759
                                        ---------    ---------
           Total other assets              3,489        5,225
                                        ---------    ---------
   TOTAL ASSETS                         $ 37,269     $ 35,006
                                        =========    =========

            LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
   Current portion of notes payable     $  2,134     $  1,515
   Accounts payable                        4,675        4,899
   Billings in excess of costs
     and estimated earnings
     on uncompleted contracts              3,120        2,409
   Deferred income                           131          221
   Other liabilities                       4,979        4,286
                                        ---------    ---------
            Total current liabilities     15,039       13,330

   LONG-TERM DEBT
   Notes payable, less current portion     7,190        7,724
                                        ---------    ---------
            Total Liabilities             22,229       21,054
                                        ---------    ---------
   MINORITY INTERESTS                        376          279
                                        ---------    ---------

   COMMITMENTS AND CONTINGENCIES

   STOCKHOLDERS' EQUITY
   Common stock - 3,600,304 and 3,587,877
     shares issued and outstanding           360          359
   Additional paid-in capital             16,458       16,436
   Accumulated deficit                    (2,154)      (3,122)
                                        ---------    ---------
            Total stockholders' equity    14,664       13,673
                                        ---------    ---------
   TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY             $ 37,269     $ 35,006
                                        =========    =========
    See Notes To Condensed Consolidated Financial Statements.

                WILLIAMS INDUSTRIES, INCORPORATED
          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)
                                      ($000 omitted)
                          Three Months Ended   Nine Months Ended
                                April 30            April 30
                             2001      2000      2001      2000
                           --------  --------  --------  --------
REVENUE
    Construction           $ 3,134   $ 3,514   $ 8,993   $ 9,391
    Manufacturing            6,533     5,737    19,426    15,241
    Sales and service        2,340     2,226     7,160     5,754
    Other                      202       188       824       592
                           --------  --------  --------  --------
         Total revenue      12,209    11,665    36,403    30,978
                           --------  --------  --------  --------
DIRECT COSTS
    Construction             2,082     2,582     5,956     6,716
    Manufacturing            4,107     3,911    12,570    10,418
    Sales and service        1,560     1,341     4,433     3,454
                           --------  --------  --------  --------
        Total direct costs   7,749     7,834    22,959    20,588
                           --------  --------  --------  --------
GROSS PROFIT                 4,460     3,831    13,444    10,390
                           --------  --------  --------  --------
EXPENSES
    Overhead                 1,325     1,141     3,831     3,335
    General and admin.       2,088     1,733     6,059     4,738
    Depreciation               392       295     1,178       873
    Interest                   189       226       701       657
                           --------  --------  --------  --------
        Total expenses       3,994     3,395    11,769     9,603
                           --------  --------  --------  --------
EARNINGS BEFORE INCOME
TAXES, EQUITY EARNINGS
AND MINORITY INTERESTS         466       436     1,675       787

INCOME TAX PROVISION           175       128       636       237
                           --------  --------  --------  --------
EARNINGS BEFORE
EQUITY EARNINGS
AND MINORITY INTERESTS         291       308     1,039       550
    Equity earnings
      and minority interest     23        20       (71)       36
                           --------  --------  --------  --------

NET EARNINGS                $  314    $  328    $  968    $  586
                           ========  ========  ========  ========

EARNINGS PER
COMMON SHARE - BASIC       $  0.09   $  0.09   $  0.27   $  0.16
                           ========  ========  ========  ========
NET EARNINGS PER
COMMON SHARE - DILUTED     $  0.09   $  0.09   $  0.27   $  0.16
                           ========  ========  ========  ========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING: BASIC 3,593,013 3,589,516 3,594,414 3,588,510
                          --------- --------- --------- ---------

See Notes To Condensed Consolidated Financial Statements

            WILLIAMS INDUSTRIES, INCORPORATED
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited)

($000 Omitted)                           Nine Months Ended
                                             April 30,
                                          2001       2000
                                        --------   --------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES                  $   970    $ 1,927

NET CASH USED IN INVESTING ACTIVITIES    (1,575)    (1,346)

NET CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                     (364)     1,669
                                        --------   --------
NET (DECREASE) INCREASE
  IN CASH AND CASH EQUIVALENTS             (969)     2,250
CASH AND CASH
  EQUIVALENTS, BEGINNING OF PERIOD        2,568      1,145
                                        --------   --------
CASH AND CASH
  EQUIVALENTS, END OF PERIOD            $ 1,599    $ 3,395
                                        ========   ========

SUPPLEMENTAL DISCLOSURES
  OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Income Taxes                         $143        $52
                                        ========   ========
      Interest                             $693       $644
                                        ========   ========

     See Notes To Condensed Consolidated Financial Statements.

           WILLIAMS INDUSTRIES, INCORPORATED

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     April 30, 2001

1.  INTERIM FINANCIAL STATEMENTS

     This document includes unaudited interim financial statements that should be read in conjunction with the Company's latest audited annual financial statements.
However, in the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the Company's financial position as of April 30, 2001, as well as the results of its operations for the three and nine months ended April 30, 2001 and 2000, and cash flows for the nine months then ended.


2.  RELATED-PARTY TRANSACTIONS

     Mr. Frank E. Williams, Jr., who owns or controls approximately 36% of the Company's stock, and is also a director of the Company, also owns controlling or substantial interest in the outstanding stock of Williams
Enterprises of Georgia, Inc., Williams and Beasley Company, and Structural Concrete Products, LLC. Each of these entities did business with the company during the quarter.
Net billings to and (from) these entities were approximately $115,000 and ($294,000) for the three months ended April 30, 2001 and 2000, respectively. Net billings to and (from) these entities were approximately $643,000 and ($1,340,000) for the nine months ended April 30, 2001 and 2000, respectively

     Mr. Williams, Jr. was repaid $840,000 on loans he made during the nine months ended April 30, 2001 to Williams
Bridge Company, one of the Company's subsidiaries.

     The Company is liable to the Williams Family Limited
Partnership under a lease/option agreement. The initial lease term is for five years, beginning February 15, 2000, with an extension option. The Company recognized lease expense for the three and nine months ended April 30, 2001 of $14,000 and $60,000.


3.  COMMITMENTS/CONTINGENCIES

     None


4.  SEGMENT INFORMATION

     Information about the Company's operations in its operating segments for the three and nine months ended
April 30, 2001 and 2000 is as follows (in thousands):

                      Three Months Ended      Nine Months Ended
                            April 30,              April 30,
                         2001      2000         2001      2000
                       -------   -------      -------   -------
Revenues:
  Construction         $ 3,614   $ 3,930      $10,582   $10,389
  Manufacturing          6,536     5,774       19,448    15,364
  Sales & Service        2,744     2,341        7,893     6,102
  Other                    438       307        1,335       972
                       --------  --------     --------  --------
                        13,332    12,352       39,258    32,827
                       --------  --------     --------  --------
Intersegment revenues:
  Construction             480       416        1,589       998
  Manufacturing              3        37           22       123
  Sales & Service          404       115          733       348
  Other                    236       119          511       380
                       --------  --------     --------  --------
                         1,123       687        2,855     1,849
                       --------  --------     --------  --------
Consolidated revenues:

  Construction           3,134     3,514        8,993     9,391
  Manufacturing          6,533     5,737       19,426    15,241
  Sales & Service        2,340     2,226        7,160     5,754
  Other                    202       188          824       592
Total                  --------  --------     --------  --------
Consolidated Revenues: $12,209   $11,665      $36,403   $30,978
                       ========  ========     ========  ========

Earnings before income taxes
equity earnings and
minority interest:
  Construction         $   213   $   263      $   719   $   701
  Manufacturing            672       535        1,942     1,086
  Sales & Service           23       148          357       268
  Other                   (442)     (510)      (1,343)   (1,268)
                       --------  --------     --------  --------
  Total                $   466   $   436      $ 1,675   $   787
                       ========  ========     ========  ========


5.  INVENTORIES

     Inventory mainly consists of materials used in the manufacturing segment.


6.  PURCHASE OF ASSETS

     Effective August 1, 2000, the Company purchased an additional 55.6% of the stock of S.I.P., Inc. for approximately $1,302,000 in cash and notes receivable. The
Company now owns 98.1% of the stock of S.I.P., Inc. This acquisition has been accounted for as a purchase.


7.     RECLASSIFICATIONS

     Certain Balance Sheet and Statement of Earnings items for prior periods have been reclassified to conform to current period classifications.



Item 2.  Management's Discussion and Analysis
Financial Condition and Results of Operations


General

     The Company's operations serve the industrial, commercial and institutional construction markets, primarily in the Mid-Atlantic region of the United States.
Demand for the Company's products and services continues to be strong, due in part to increased governmental spending on infrastructure in recent years.

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

Financial Condition

     The Company's net working capital decreased from $9,939,000 at January 31, 2001 to $9,655,000 at April 30,
2001.

     When compared to the quarter ended January 31, 2001, inventory at April 30, 2001 increased by $393,000 due to timing of shipments from the Company's bridge girder manufacturing subsidiary. When compared to July 31, 2000, inventory increased by $2,299,000 due to the combination of increased volumes of work in the Company's manufacturing operations as well as purchases made to take advantage of favorable material prices.

     Stockholder's Equity increased.  At April 30, 2001,
Stockholder's Equity was $14,664,000, compared to $14,347,000 at January 31, 2001. The Company's issued and outstanding shares increased slightly from 3,598,796 shares at January 31, 2001 to 3,600,304 at April 30, 2001, primarily due to purchases through the Employee Stock
Purchase Plan.

     Overall gross profit margins improved from the quarter ended April 30, 2000 to the quarter ended April 30, 2001 in both the Construction and Manufacturing segments, while declining in the Sales and Service segment. For the quarter ended April 30, 2000, direct costs were 67.2% of total revenue. At April 30, 2001, this had declined to 63.4%.

     The Company's total Notes Payable, both long and short term, increased by approximately $85,000 from July 31, 2000. Current Notes Payable increased by $600,000, due mainly to insurance financing. Long-term Notes Payable declined by $534,000 due to repayment of debt.

     The Company's Cash and Cash Equivalents declined from
$3,395,000 at April 30, 2000 to the $1,599,000 at April 30,
2001. The Company continues to generate sufficient cash to sustain its operational activities, as well as service all outstanding debt.

     For the nine months ended April 30, 2001, the Company used net cash of $1,575,000 in its investing activities.
Of this total, $656,000 was used to purchase additional shares of S.I.P. Inc., increasing its ownership to approximately 98% of the stock. During the nine months, the Company also used net cash for site preparation work for its new headquarters to be located in Manassas, Virginia. Williams Industries (parent company) and several of its subsidiaries moved to temporary facilities on Company-owned property during April 2001. Capital expenditures of approximately $2 million are anticipated over the course of Fiscal 2001 and 2002 in conjunction with the relocation and construction of the corporate facility.

     The Company currently has about $2.8 million in variable rate notes.

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


Three Months Ended April 30, 2001 Compared to Three Months
Ended April 30, 2000

     The Company reported net income of $314,000 or $0.09 per share on total revenue of $12,209,000 for the quarter ended April 30, 2001. These results compare to net income of $328,000 or $0.09 per share on total revenue of $11,665,000 for the quarter ended April 30, 2000.

     The Construction segment experienced a decline in revenue. While the majority of this decline is due to a combination of weather-related issues and the timing of start-ups on new projects, the Construction segment has also encountered new competition on several recent projects. The new entry into the market is not anticipated to be a long-term competitor, but did have ramifications for the short-term.

     The Manufacturing segment experienced an increase in revenues of approximately $796,000. While all of the Company's manufacturing subsidiaries continue to book new work, this increase came from the consolidation of S.I.P., Inc. of Delaware, whose results were not included in the April 2000 report.

     The Sales and Services segment also had a slight increase in revenues. Some of this increase is attributed to the Company's recent consolidation of crane management, allowing higher utilization for both long and short-term projects. More coordinated scheduling also permits the Company to seize emergency and time-sensitive opportunities.

     Direct costs, when viewed as a percentage of total revenue, declined, while expenses, as viewed as a percentage of revenue, increased. The relative decline in direct costs is a result of higher margin jobs during the quarter. The increase in expenses is primarily due to the inclusion of the operations of S.I.P. in the consolidated results.


Nine Months Ended April 30, 2001 Compared to Nine Months
Ended April 30, 2000

     For the nine months ended April 30, 2001, the Company had net earnings of $968,000 or $0.27 per share on revenue of $36,403,000 compared to net earnings of $586,000 or $0.16 per share on revenue of $30,978,000 for the nine months ended April 30, 2000.

     The Company's revenue growth is concentrated in the Manufacturing segment. New projects, as well as the addition of S.I.P., Inc. of Delaware to the Company's consolidated results, accounted for most of the Company's increased revenues.

     The Company's Manufacturing segment benefited from consistent order flow for bridge girders and decking, both components of the TEA 21 program. Manufacturing revenues increased from $15,241,000 for the nine months ended April
30, 2000 to $19,426,000 for the nine months ended April 30, 2001. The trend of manufacturing becoming a larger percentage of the Company's business began with federal funding increases in Fiscal 1999. The increasing proportion of revenues generated by manufacturing is expected to continue as funding for infrastructure programs is scheduled to continue for at least five years.

     Gross profit margins increased from 33.5% for the nine months ended April 30, 2000 to 36.9% for the nine months ended April 30, 2001.


BACKLOG

     At April 30, 2001, the Company's backlog was
approximately $45.5 million.  While this is a modest
increase of about $1.5 million from January 31, 2001, it is
a significant increase, nearly $10 million, from April 30,
2000.   It should be noted that the Company's consolidated
backlog now includes S.I.P. Inc. of Delaware, which
represents about $7 million of the April 2001 total.  The
Company's current backlog includes a good mix of work for
the Construction and Manufacturing segments.   Sales and
Service's work is normally performed as needed. As a result, only a small percentage of the backlog is derived from this segment.

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

                      WILLIAMS INDUSTRIES, INCORPORATED
June 8, 2001          /s/ Frank E. Williams, III
                      Frank E. Williams, III
                      President, Chairman of the Board
                      Chief Financial Officer