Form 10-K
period 2001-07-31
WILLIAMS INDUSTRIES INC
filed 2001-09-20
CIK 107294

PART I

Item 1. Business

A.  General Development of Business

     Williams Industries, Incorporated (the Company) is a leader in the construction services market, providing specialized services to customers in the commercial, industrial, institutional, and governmental markets. These services are provided by operating subsidiaries whose main lines of business include: steel, precast concrete and miscellaneous metals erection and installation; crane rental, heavy and specialized hauling and rigging; fabrication of welded steel plate girders, rolled steel beams, metal bridge decking, and light structural and other metal products; and the sale of insurance, safety and related services.

     During Fiscal 2001, the Company increased its emphasis on the manufacturing segment of its business with acquisition of S.I.P. Inc. of Delaware. The acquisition, which added another product to the company's infrastructure offerings, was a strategic move enabling the Company to grow its revenues, product offerings and geographic base with a minimal capital outlay. The Company now has three manufacturing subsidiaries, Williams Bridge Company, Piedmont Metal Products, Inc., and S.I.P. Inc. of Delaware.

     Williams Equipment Corporation and Greenway Corporation are the Company's subsidiaries specializing in the rental of construction equipment and the rigging and installation of equipment or components for diverse customers.

     The remaining subsidiary in the Company's operating nucleus, Williams Steel Erection Company, Inc., continues to provide erection and installation services for structural steel, precast and prestresed concrete, and miscellaneous metals.

      These six subsidiaries are responsible for the vast majority of
the Company's revenues.   However, their efforts are augmented by other
Company operations, including Construction Insurance Agency, Inc., Insurance Risk Management Group, Inc., and WII Realty Management.
These companies provide support services not only for Company operations but also for outside customers. The parent company, Williams Industries, Inc. provides a number of services for all of the subsidiaries as well as dealing with outside audiences such as financial institutions, shareholders, and governmental regulatory agencies.

     In keeping with the Company's comprehensive long-range plan, the Company may expand geographically, either by means of additional acquisition or expansion of its existing businesses.


B.  Financial Information About Industry Segments

     The Company's activities are divided into four broad categories:
(1) Construction, which includes industrial, commercial and governmental construction, and the construction, repair and rehabilitation of bridges
(2) Manufacturing, which includes the fabrication of metal products; (3) Sales and Services, which includes the rental, sale and service of heavy construction equipment as well as construction services such as rigging; and (4) Other, which includes insurance operations and parent company transactions with unaffiliated parties. Financial information about these segments is contained in Note 11 of the Notes to Consolidated Financial Statements. The following table sets forth the percentage of total revenue attributable to these categories for the years ended July 31, 2001, 2000, and 1999:

                                           Fiscal Year Ended July 31,
                                           ---------------------------
                                              2001   2000   1999
                                              ----   ----   ----
Construction . . . . . . . . . . . . .         25%     30%    28%
Manufacturing. . . . . . . . . . . . .         54%     50%    49%
Sales and Services . . . . . . . . . .         19%     19%    22%
Other. . . . . . . . . . . . . . . . .          2%      1%     1%

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

     No single customer accounted for more than 10% of consolidated revenue in Fiscal Years 2001, 2000 and 1999.

     A portion of the Company's work is subject to termination for convenience clauses in favor of the local, state, or federal government entities who contracted for the work in which the Company is involved. The law generally gives government entities the right to terminate contracts, for a variety of reasons, and such rights are made applicable to government purchasing by operation of law. While the Company rarely contracts directly with such government entities, such termination for convenience clauses are incorporated in the Company's contracts by "flow down" clauses whereby the Company stands in the shoes of its customers. The Company has not experienced any such terminations in recent years, and because the Company is not dependent upon any one customer or project, management feels that any risk associated with performing work for governmental entities are minimal.

a. Steel Construction

     The Company engages in the installation of structural and other steel products for a variety of buildings, bridges, highways, industrial facilities, power generating plants and other structures.

     Steel construction revenue generally is received on projects where the Company is a subcontractor to a material supplier (generally a steel fabricator) or another contractor. When the Company acts as the steel erection subcontractor, it is invited to bid by the firm that needs the steel construction services. Consequently, customer relations are important.

     The Company operates its steel erection business primarily in the Mid-Atlantic region, with emphasis on the corridor between Baltimore, Maryland and Norfolk, Virginia.

b. Concrete Construction

     The Company erects structural precast and prestressed concrete for various structures, such as multi-storied parking facilities and processing facilities, and erects the concrete architectural facades for buildings. The concrete erection service generates its revenue from contracts with both affiliated and non-affiliated customers. The business is not dependent upon any particular customer.


2. Manufacturing

     The Company's fabricated products include steel plate girders used in the construction of bridges and other projects, "Stay-In-Place" metal bridge deck forms used in bridge construction, and light structural metal products. In its manufacturing segment, the Company obtains raw materials from a variety of sources on a competitive basis and is not dependent on any one source of supply.

     Facilities in this segment are predominately open shop. Management believes that its labor relations in this segment are good.

     Competition in this segment, based on price, quality and service, is intense. Revenue derived from any particular customer fluctuates significantly from year to year. In Fiscal 2001, no single customer accounted for more than 10% of consolidated revenue. In the prior year, one customer accounted for about 25% of manufacturing revenue.

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


b.  Stay-In-Place Decking

     S.I.P. Inc. of Delaware currently has one manufacturing facility, which is located in Wilmington, Delaware. S.I.P. is a steel specialty manufacturer, well known in the construction industry for fabrication of its sole product, "stay-in-place" steel decking used in the construction of highway bridges.

S.I.P., the leading manufacturer of this type of product in the Mid-
Atlantic and Northeastern United States, has an extensive market area, including the entire East Coast of the United States from New England through Florida.

c.  Light Structural Metal Products

      The Company's subsidiary, Piedmont Metal Products, fabricates light structural metal products at its facility in Bedford, Virginia. For the past several years, Piedmont has made major improvements and expansion to its facilities to enhance its manufacturing capabilities, as well as its ability to finish product in inclement weather. The subsidiary maintains its American Institute of Steel Construction, Category I certification, which enables the subsidiary to bid to a wide range of customers.

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

4.  Other

a. General

     All segments of the Company are influenced by adverse weather conditions, although the manufacturing subsidiaries are less subject to delays for inclement weather than are the construction components. The ability to acquire raw materials and to ship finished product is,
nevertheless, impacted by extreme weather.   It is also possible that
the manufacturing segment may have product ready to ship, but inclement weather could have caused delays in construction timetables that require adjustments by the manufacturing companies. Because of the cyclicality and seasonality prevalent in the Company's business, higher revenue typically is recorded in the first (August through October) and fourth (May through July) fiscal quarters when the weather conditions are generally more favorable.

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

     The Company employs between 250 and 500 employees, many employed on an hourly basis for specific projects, the actual number varying with the seasons and timing of contracts. At July 31, 2001 the Company had 417 employees.

b. Insurance

Liability Coverage

     Primary liability coverage for the Company and its subsidiaries is provided by a policy of insurance with limits of $1,000,000 per incident and a $2,000,000 aggregate. The Company also carries an "umbrella" policy that provides limits of $5,000,000 in excess of the primary. The primary policy has a $10,000 deductible. If additional coverage is required on a specific project, the Company makes those purchases.

Workers' Compensation Coverage

     The Company has a "loss sensitive" workers' compensation insurance program, the terms of which are negotiated by the Company on a year-to-
year basis.   The Company accrues workers' compensation insurance
expense based on estimates of its costs under the program.

     Because of the dangerous nature of its business, the Company maintains an aggressive safety inspection and training program, designed not only to provide a safe work place for employees but also to minimize difficulties for employees, their families and the Company should an accident occur.

5.  Backlog Disclosure

     As of July 31, 2001, the Company's backlog was approximately $46 million, compared to $35 million at July 31, 2000 and $35.9 million as of July 31, 1999. The increases in the Company's backlog are due in large measure to the demand for manufactured product and the addition of S.I.P. as a Company subsidiary.


Item 2.   Properties

     During Fiscal 2001, the Company sold 2.5 acres.   However, at July
31, 2001, the Company owned approximately 80 acres of industrial property, some of which currently is not developed but may be used for
future expansion.   Approximately 39 acres are near Manassas, in Prince
William County, Virginia; 17 acres are in Richmond, Virginia; and 24 acres in Bedford, in Virginia's Piedmont section between Lynchburg and Roanoke.

     The Company owns numerous large cranes, tractors and trailers and other equipment. Management believes the equipment is in good condition and is well maintained. During Fiscal Year 2001, the Company continued to upgrade its fleet, both with new and used equipment. Expenditures for such equipment totaled approximately $670,000 in Fiscal Year 2001. The availability of used equipment at attractive prices varies primarily with the construction industry business cycle.


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

 8/1/99  11/1/99  2/1/00  5/1/00   8/1/00 11/1/00  2/1/01  5/1/01
10/31/99 1/31/00 4/30/00 7/31/00 10/31/00 1/31/01 4/30/01 7/31/01
-------- ------- ------- ------- -------- ------- ------- -------
  $4.88   $4.88   $3.37   $3.63    $2.93   $3.13   $3.85   $4.38
  $3.25   $3.13   $2.50   $2.50    $2.25   $2.38   $2.75   $3.60


     The prices shown reflect published prices, without retail mark-up, markdown, or commissions and may not necessarily reflect actual transactions.

     The Company paid no cash dividends during the years ended July 31, 2001 or 2000. The Company's board believes that the current best utilization for cash is in the further development of its business units and strategic expansion. Further, there are certain covenants in the Company's current credit agreements that prohibit cash dividends without the lenders' permission.

     At September 10, 2001, there were 553 holders of record of the Common Stock.

Item 6.  Selected Financial Data

     The following table sets forth selected financial data for the Company and is qualified in its entirety by the more detailed financial statements, related notes thereto, and other statistical information appearing elsewhere in this report.


                     SELECTED CONSOLIDATED FINANCIAL DATA
                     (In millions, except per share data)

                                  2001    2000    1999    1998    1997
                                  ____    ____    ____    ____    ____
Statements of Earnings Data:
Revenue:
     Construction . . . . .      $12.4   $12.8   $ 9.4   $10.8   $14.7
     Manufacturing. . . . .       27.2    21.3    16.3    10.2    11.0
     Sales and Services . .        9.9     8.0     7.2     7.1     7.7
     Other. . . . . . . . .        1.0     0.8     0.5     0.8     0.9
                                 -----   -----   -----   -----   -----
Total Revenue. . . . . . .       $50.5   $42.9   $33.4   $28.9   $34.3
                                 =====   =====   =====   =====   =====
Gross Profit:
     Construction. . . . .       $ 4.2   $ 4.3   $ 3.3   $ 4.2   $ 4.9
     Manufacturing                 9.9     7.1     5.9     3.1     3.4
     Sales and Services            3.8     3.1     3.3     3.4     4.0
     Other                         1.1     0.8     0.5     0.8     0.9
                                 -----   -----   -----   -----   -----
Total Gross Profit . . .         $19.0   $15.3   $13.0   $11.5   $13.2
                                 =====   =====   =====   =====   =====

Other Income:                    $ 0.1   $ 0.1   $ 0.1   $ 0.4   $ 0.1
Expense:
Overhead  . . . . . .      $ 5.2   $ 4.4   $ 3.7   $ 3.1   $ 3.4
General and
  Administrative    .        8.5     6.5     5.7     5.0     5.7
Depreciation . . . ..        1.6     1.2     1.3     1.2     1.1
Interest . . . . . ..        0.8     0.9     0.9     1.2     1.6
Income Tax (Benefit)         0.4     0.9    (2.0)   (0.3)   (1.7)
                                 -----   -----   -----   -----   -----
Total Expense . .                $16.5   $13.9   $ 9.6   $10.2   $10.1
                                 =====   =====   =====   =====   =====

Earnings Before
    Extraordinary Item           $ 2.6   $ 1.5   $ 3.5   $ 1.7   $ 3.2
Equity (Loss) Earnings
     And Minority Interest       $(0.1)     -      0.1    (0.8)   (0.2)
Extraordinary Item -
(Loss)Gain on Extinguish-
     ment of Debt                $  -       -     (0.2)    0.9     3.2
                                 -----   -----   -----   -----   -----
Net Earnings                     $ 2.5   $ 1.5   $ 3.4   $ 1.8   $ 6.2
                                 =====   =====   =====   =====   =====

Earnings (Loss) Per Share:
     Before Extraordinary
Item. . . ......           $0.70    0.41   $1.00   $0.27   $1.13
     Extraordinary Item            -       -     (0.05)   0.29    1.20
                                 -----   -----   -----   -----   -----
Earnings Per Share:
           Basic*                $0.70   $0.41   $0.95   $0.56   $2.33
                                 =====   =====   =====   =====   =====
          Diluted                $0.70   $0.41   $0.95   $0.51   $2.13
                                 =====   =====   =====   =====   =====


Balance Sheet Data (at end of year):

Total Assets    . . . . . .      $37.7   $35.0   $32.6   $29.1   $31.5
Long Term Obligations . . .        7.0     7.7     7.4     8.4     7.4
Total Liabilities   . . . .       21.5    21.3    20.4    20.4    25.3
Stockholders equity . . . .       16.2    13.7    12.2     8.7     6.2


* No Dividends were paid on Common Stock during the above five-year period.


Item 7. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

General

     The subsidiaries of Williams Industries, Inc. provide specialized
services and products for the construction industry.   Since Fiscal
1996, the Company, in an attempt to take advantage of opportunities available in the economy, has increased its emphasis on its
Manufacturing Segment.   Manufacturing, which was 37% of the Company's
business in Fiscal 1996, comprised 54% of the revenue in Fiscal 2001. The amount of commercial, institutional, and governmental construction activity in the Mid-Atlantic region, where the Company traditionally has focused its efforts, has been higher than many other regions in recent
years.   However, the Company, like many others in the region, has
experienced difficulty in attracting the necessary labor force. For this reason, geographic expansion is a very real possibility.

     For the Fiscal Year Ended July 31, 2001, the Company produced an
18% increase in revenue.   A portion of this increase is attributed to
the acquisition of S.I.P. Inc. of Delaware, which not only increased the
Company's revenue, but also its market area.   S.I.P. manufactures
"stay-in-place" metal decking. This acquisition is only one way the Company intends to increase its market share in existing geographic areas of business, as well as expanding core business lines.

     While most of the Company's construction activities are focused in Maryland, Virginia, and the District of Columbia, products fabricated in the Company's manufacturing facilities now are shipped well beyond the
region.   The Company's long-range business plan anticipates the
continuation of this trend for at least the next three to five years.

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

     The Company's long-range plan also calls for the continued amalgamation of existing subsidiaries to produce the most cost-effective and customer-responsive combination of manufacturing, construction, and heavy hauling and lifting capabilities possible. The Company's ability to offer a turnkey approach for its customers, thereby increasing its competitiveness on some contracts, will continue to be a strength.

     During Fiscal 2001, the Company continued its program of capital improvements, both in terms of equipment and physical facilities. Corporate headquarters and the offices for one subsidiary were moved to Company-owned property in Manassas, Virginia in order to co-locate with three subsidiaries already in place on the property. Efforts toward the construction of a facility to serve both the office and shop needs of
the corporation are underway.   It is anticipated that capital
expenditures of $1.5 to $2 million will occur over the next several years. In addition, extensive improvements were made at the Piedmont Metal Products' plant in Bedford, Virginia.

     While there were expenditures for physical improvements in Fiscal 2001, the bulk of the expenditures relate to revenue producing equipment such as cranes or upgraded manufacturing facilities.


Financial Condition

     The Company's balance sheet is solid and includes sufficient near-
term liquidity and limited long-term debt.   The significant increase in
inventory is indicative of the Company's expansion in the manufacturing area and its decision to take advantage of the current low prices of raw materials.

     The Company's revenues for the twelve months ended July 31, 2001
increased by nearly $8 million or 18%.   Total corporate earnings before
income taxes also increased by $674,000 or 29%.

     Direct costs, when viewed as a percentage of revenue, remained stable in the Construction segment while declining in both the Manufacturing and Sales and Services Segments. While all of the Company's subsidiaries benefited from more favorable terms on the cost of money, increased labor costs, frequently related to overtime necessary to keep major projects on schedule, caused the labor intensive businesses, such as Williams Steel Erection Company, to have higher costs. The hiring, training and retention of qualified employees remains a significant problem throughout the construction industry.

     Accounts receivable increased slightly, due in part to the addition
of S.I.P. receivables.   The Company's allowance for doubtful accounts
was reduced from $2,862,000 at July 31, 2000 to $1,075,000 due in part
to the settlement of several claims issues.   The Company has also
adopted a more aggressive policy in the collection of receivables.

     The Company continues to utilize its credit facilities as necessary to handle short-term cash requirements, particularly in terms of inventory expansion for major fabrication projects.

Bonding

     The Company has a comprehensive bonding program with a primary underwriter that is believed to be more than sufficient for the Company's needs. In addition to this program, the Company has additional specific job coverages with other underwriters. Although the Company's ability to bond work is more than adequate, the Company has traditionally relied on its superior reputation to acquire work and will continue to do so. However, the Company recognizes that, as it expands its geographic range for providing goods and services, it will be necessary to provide bonds to clients unfamiliar with the Company. This is not anticipated to present a problem going forward.

Liquidity

     The Company's operations require significant working capital to procure materials for contracts to be performed over relatively long periods, and for purchases and modifications of specialized equipment. Furthermore, in accordance with normal payment terms, the Company's customers often retain a portion of amounts otherwise payable to the Company as a guarantee of completion. To the extent the Company is unable to receive project payments in the early stages of a project, the Company's cash flow could be adversely reduced.

     As a result of the increased activity discussed elsewhere in this document, the Company has been using cash to purchase materials, equipment and other "start-up" costs associated with manufacturing and
construction lead times.   The Company's cash and cash equivalents,
however, grew from $2,568,000 at July 31, 2000 to $3,748 at July 31,
2001.

     The Company made $867,000 in expenditures for property, plant and equipment, and had proceeds of $864,000 from the sale of other property, plant and equipment items. It should be noted that the Company continues its previously reported trend of updating its equipment assets, primarily though operating leases. Management believes that cost efficient leasing instead of more traditional buying and/or borrowing offers cash flow and balance sheet advantages.

     Financing activities, however, used net cash as the Company repaid notes payable of $6,934,000 while only borrowing $5,932,000 in replacement financing, which was obtained at rates favorable to the Company.

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

Operations

     The Company's Manufacturing subsidiaries, and to a lesser extent the Sales and Services segment, continue to benefit from strong demand
for their products and services.   The Construction segment has
experienced a slight reduction in demand, particularly in the area of "mega" projects. All of the Company's subsidiaries are benefiting from the continuing strengthened financial condition of the parent corporation.

     Labor remains the largest obstacle to expansion and increased profitability. In order to ameliorate the problem, both in the field and the administrative offices, the subsidiaries are often sharing personnel.


1.  Fiscal Year 2001 Compared to Fiscal Year 2000

     The single most significant difference between Fiscal 2001 and Fiscal 2000 was the addition of S.I.P. Inc. of Delaware to the Company's consolidated results. The addition of S.I.P. was a major contributor to the Manufacturing segment's increase in both revenues and profitability, although the entire segment continues to benefit from consistent order flow for bridge girders and decking, both components of the federal
government's extensive infrastructure funding program.   The increasing
proportion of revenues generated by manufacturing is expected to continue as funding for infrastructure programs is scheduled to continue for at least five years.

     The Sales and Services segment also had an increase in revenues
when the years are compared.   Some of this increase is attributed to
the Company's recent consolidation of crane management, which allows higher utilization for both long and short-term projects. More coordinated scheduling also permits the Company to seize emergency, time-sensitive opportunities, which generally produce higher profit margins.

     In the absence of many "mega" or extremely large construction projects, the Construction segment performed a multitude of smaller jobs in Fiscal 2001 to keep its revenues close to those of Fiscal 2002. Institutional projects, such as schools and Post Offices, comprised a significant component of the segment's work in contrast to the commercial construction of the prior year.

     The Company has been taking advantage of conditions in the overall economy to restructure several long-term debt obligations, reducing the average interest rate of its variable rate obligations by nearly two percent and the rate on its total fixed interest notes by approximately 0.2%. These savings are reflected on the Company's Income Statement.


     The Company's provision for income taxes must also be evaluated
when reviewing bottom-line results.   The Fiscal 2001 provision of
$495,000 was substantially less than the Fiscal 2000 provision of $892,000 as a result of the Company's ability to use some of its tax-loss carryforwards. The Company's future utilization of its remaining tax loss carryforwards will continue to be evaluated on a yearly basis.


2.  Fiscal Year 2000 Compared to Fiscal Year 1999

     Total revenue, based on the same number of operating subsidiaries as the prior year, increased by more than 28% when Fiscal 2000's revenue of $42,876,000 were compared to the $33,379,000 produced in Fiscal 1999. Costs rose proportionally to revenue, with the greatest increase in both revenue and costs occurring in the manufacturing subsidiaries.

     The $815,000 increase in earnings before income taxes, equity earnings and minority interests from the $1,511,000 in Fiscal 1999 to the $2,326,000 in Fiscal 2000, was due to increased revenue and gross profit and, in part, to a reduction in workers' compensation expense for
Fiscal 2000 resulting from an excellent safety record.   It should be
noted that subsequent to the filing of its July 31, 1999 annual report on Form 10-K, the Company became aware of certain errors that had been made in the accounting for its worker's compensation insurance expense
over a period of several years.   The errors were corrected in the
financial statements accompanying the Fiscal Year 2000 report.

     One of the most significant differences between Fiscal 2000 and Fiscal 1999 was the difference between the income tax provision of $892,000 for Fiscal 2000 as compared to the $2,000,000 benefit for Fiscal 1999. This change was a major factor in explaining the difference in the Company's net earnings of $1,487,000 for Fiscal 2000 and $3,406,000 for Fiscal 1999.

2.  Fiscal Year 1999 Compared to Fiscal Year 1998

     The difference between Fiscal Year 1999 results and those of Fiscal 1998 occurred for a combination of reasons, some of which were more subtle that others. Some comparisons, such as those of revenue of $33,379,000 for the year ended July 31, 1999 compared to $28,904,000 for the year ended July 31, 1998, are straightforward. It was obvious that the manufacturing segment had a significantly greater amount of work in Fiscal Year 1999 than it did in 1998.

     However, comparing the net earnings of $3,406,000 for the year ended July 31, 1999 to the net earnings of $1,800,000 for the year ended July 31, 1998 required detailed analysis into the composition of the numbers.

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

     The information below summarizes Williams Industries, Inc.'s sensitivity to market risks associated with fluctuations in interest rates as of July 31, 2001. To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity of the Company's credit facility and
tax-exempt bond in effect at July 31, 2001.   Notes 6 and 13 to the
Consolidated Financial Statements contain descriptions of the Company's credit facility and tax-exempt bond and should be read in conjunction with the table below.


       Financial Instruments by Expected Maturity Date
            (In Thousands Except Interest Rates)

 Year Ending July 31,             2002       2003      2004
                                 ------     -------   ------
Interest Rate Sensitivity
--------------------------
Notes Payable:
  Variable Rate                  $  375     $1,358    $ 360
  Average Interest Rate            7.18%      7.22%    7.12%
  Fixed Rate                     $1,263     $1,018    $ 557
  Fixed Interest Rate              9.56%      9.55%    8.87%


Year Ending July 31,        2005    Thereafter    Total     Fair
                                                           Value
                           ------    --------    -------   ------
  Variable Rate            $ 339     $   915     $3,347    $3,300
  Average Interest Rate     7.08%       5.56%      6.73%

  Fixed Rate               $ 406     $ 2,096     $5,340    $5,300
  Fixed Interest Rate       8.49%       8.70%      9.07%



Item 8.  Williams Industries, Incorporated Consolidated Financial
         Statements for the Years ended July 31, 2001, 2000, and 1999.

Independent Auditor's Report
Year ended July 31, 2001

                  Aaronson, Fetridge & Weigle
                  Certified Public Accountants

To the Board of Directors and Stockholders
Williams Industries, Incorporated
Falls Church, Virginia


We have audited the accompanying Consolidated Balance Sheets of Williams Industries, Incorporated as of July 31, 2001 and 2000, and the related Consolidated Statements of Earnings, Stockholders' Equity and Cash Flows for the years then ended. Our audits also included the financial statement schedule for the years ended July 31, 2001 and 2000 listed in
Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Williams Industries, Incorporated as of July 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


Rockville, Maryland
September 11, 2001

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Williams Industries, Incorporated
Manassas, Virginia

We have audited the accompanying consolidated statements of earnings, stockholders' equity and cash flows of Williams Industries, Incorporated, and subsidiaries (the "Company") for the year ended July 31, 1999. Our audit also included the financial statement schedule for the year ended July 31, 1999 listed in Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly in all material respects, the results of operations and cash flows of Williams Industries, Incorporated, and subsidiaries for the year ended July 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
McLean, Virginia
September 25, 2000

REPORT OF THE AUDIT COMMITTEE

The Audit Committee of the Board of Directors is composed of three outside directors. Its primary function is to oversee the Company's system of internal controls, financial reporting practices and audits to determine that their quality, integrity and objectivity are sufficient to protect stockholder interests.

The Audit Committee, either in person or by conference call, met four times during Fiscal 2001 to review the overall audit scope, plans and results of the independent auditors, the Company's internal controls, emerging accounting issues, expenses, and audit fees. The Committee met separately without management present and with the independent auditors
to discuss the audit.   The Committee reviewed the Company's annual
financial statements prior to issuance.   Audit Committee findings are
reported to the full Board of Directors.

The Audit Committee is satisfied that the internal control system is adequate and that the Company employs appropriate accounting and auditing procedures.


Stephen N. Ashman
Chairman, Audit Committee



                    WILLIAMS INDUSTRIES, INCORPORATED
                   CONSOLIDATED STATEMENTS OF EARNINGS
                 YEARS ENDED JULY 31, 2001, 2000 and 1999
($000 omitted except earnings per share)
                                           2001       2000       1999
                                         --------   --------   --------
REVENUE:
     Construction                        $ 12,386   $ 12,820   $  9,392
     Manufacturing                         27,210     21,321     16,308
     Sales and service                      9,889      7,953      7,153
     Other revenue                          1,023        782        526
                                          --------   --------   --------
          Total revenue                    50,508     42,876     33,379
                                          --------   --------   --------
DIRECT COSTS:
     Construction                           8,178      8,578      6,096
     Manufacturing                         17,277     14,223     10,439
     Sales and service                      6,023      4,822      3,856
          Total direct costs               31,478     27,623     20,391
                                          --------   --------   --------
GROSS PROFIT                               19,030     15,253     12,988
                                          --------   --------   --------
OTHER INCOME                                  107        115        144
                                          --------   --------   --------

EXPENSES:
     Overhead                               5,228      4,449      3,691
     General and administrative             8,480      6,497      5,694
     Depreciation and amortization          1,589      1,185      1,326
     Interest                                 840        911        910
                                          --------   --------   --------
          Total expenses                   16,137     13,042     11,621
                                          --------   --------   --------
EARNINGS BEFORE INCOME TAXES, EQUITY
     EARNINGS AND MINORITY INTERESTS        3,000      2,326      1,511

INCOME TAX PROVISION (BENEFIT)                405        892     (2,000)
                                          --------   --------   --------

EARNINGS BEFORE EQUITY EARNINGS AND
     MINORITY INTERESTS                     2,595      1,434      3,511
          Equity in earnings of
              unconsolidated affiliates      -           120        135
                                          --------   --------   --------
EARNINGS BEFORE MINORITY INTERESTS          2,595      1,554      3,646
          Minority Interests in
              consolidated subsidiaries       (77)       (67)       (48)
                                          --------   --------   --------
EARNINGS BEFORE EXTRAORDINARY ITEM          2,518      1,487      3,598
EXTRAORDINARY ITEM
        Loss on extinguishment of debt       -          -          (192)
                                          --------   --------   --------
NET EARNINGS                              $ 2,518    $ 1,487    $ 3,406
                                          ========   ========   ========
EARNINGS PER COMMON SHARE:
    BASIC:
     Earnings before extraordinary item    $ 0.70     $ 0.41     $ 1.00
     Extraordinary item                       -          -        (0.05)
                                           ------     ------     ------
    EARNINGS PER COMMON SHARE-BASIC        $ 0.70     $ 0.41     $ 0.95
                                           ======     ======     ======
    DILUTED:
     Earnings before extraordinary item    $ 0.70     $ 0.41     $ 1.00
     Extraordinary item                       -          -        (0.05)
                                           ------     ------     ------
    EARNINGS PER COMMON SHARE-DILUTED      $ 0.70     $ 0.41     $ 0.95
                                           ======     ======     ======


               See Notes To Consolidated Financial Statements.

                      WILLIAMS INDUSTRIES, INCORPORATED
                        CONSOLIDATED BALANCE SHEETS
                       AS OF JULY  31, 2001 AND 2000
($000 Omitted)
                                   ASSETS


                                           2001               2000
                                         --------           --------
CURRENT ASSETS
Cash and cash equivalents                $  3,748           $  2,568
Restricted cash                                49                 68
Certificates of deposit                       693                681
Accounts receivable, (net of allowances
      for doubtful accounts of $1,075
      in 2001 and $2,862 in 2000):
  Contracts
      Open accounts                         9,734             10,927
      Retainage                               912                383
  Trade                                     2,473              1,862
  Other                                     1,133                117
                                          --------           --------
         Total accounts receivable - net   14,252             13,289
                                          --------           --------

Inventory                                   3,619              1,500
Costs and estimated earnings in excess
     of billings on uncompleted contracts   2,493              1,545
Prepaid expenses                            1,151              1,120
                                          --------           --------
         Total current assets              26,005             20,771
                                          --------           --------

PROPERTY AND EQUIPMENT, AT COST            19,228             18,482
      Accumulated depreciation            (11,089)            (9,475)
                                          --------           --------
         Property and equipment, net        8,139              9,007
                                          --------           --------

OTHER ASSETS
  Investments in unconsolidated affiliates   -                 1,043
  Deferred income taxes                     3,067              3,423
  Other                                       531                762
                                          --------           --------
         Total other assets                 3,598              5,228
                                          --------           --------
TOTAL ASSETS                             $ 37,742           $ 35,006
                                         =========          =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of notes payable         $  1,638           $  1,515
Accounts payable                            4,684              4,899
Accrued comp. and related liabilities       1,635              1,190
Billings in excess of costs and estimated
     earnings on uncompleted contracts      2,902              2,409
Deferred income                               124                221
Other accrued expenses                      3,103              2,977
Income taxes payable                           15                119
                                          --------           --------
         Total current liabilities         14,101             13,330
                                          --------           --------

LONG-TERM DEBT
Notes payable, less current portion         7,049              7,724
                                          --------           --------
                 Total liabilities         21,150             21,054
                                          --------           --------
MINORITY INTERESTS                            378                279
                                          --------           --------
COMMITMENTS AND CONTINGENCIES                -                  -

STOCKHOLDERS' EQUITY
Common stock - $0.10 par value,
      10,000,000 shares authorized;
      3,601,196 and 3,591,496 shares
      issued and outstanding                  360                359
Additional paid-in capital                 16,458             16,436
Accumulated deficit                          (604)            (3,122)
                                          --------           --------
     Total stockholders' equity            16,214             13,673
                                          --------           --------
TOTAL LIABILITIES
  AND STOCKHOLDERS' EQUITY               $ 37,742           $ 35,006
                                         =========          =========

See Notes To Consolidated Financial Statements.

                    WILLIAMS INDUSTRIES, INCORPORATED
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               YEARS ENDED JULY 31, 2001, 2000 and 1999
($000 0mitted)
                                             Additional
                            Number   Common   Paid-In  Accumulated
                          of Shares   Stock   Capital    Deficit   Total
                          ---------  ------  --------  ----------  ------
BALANCE, AUGUST 1, 1998      3,577   $ 358   $ 16,385   $(8,015)   $8,728
 Issuance of stock              11       1         39      -           40
 Net earnings
 for the year *               -         -        -        3,406     3,406
                          ---------  ------  --------  ----------  ------

BALANCE, JULY 31, 1999       3,588     359     16,424    (4,609)   12,174
 Issuance of stock               3       0         12      -           12
 Net earnings
 for the year *               -         -        -        1,487     1,487
                          ---------  ------  --------  ----------  ------

BALANCE, JULY 31, 2000       3,591     359     16,436    (3,122)   13,673
 Issuance of stock              10       1         22      -           23
 Net earnings
 for the year *               -         -        -        2,518     2,518
                          ---------  ------  --------  ----------  ------

BALANCE, JULY 31, 2001       3,601   $ 360   $ 16,458   $  (604)  $16,214
                           ========  ======  ========   ========  =======

* There were no items of other comprehensive income during the year.

                   WILLIAMS INDUSTRIES, INCORPORATED
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEARS ENDED JULY 31, 2001, 2000 AND 1999
($000 Omitted)
                                              2001       2000       1999
                                            -------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                              $ 2,518    $ 1,487    $ 3,406
  Adjustments to reconcile net earnings to
     to net cash provided by
     operating activities:
    Depreciation and amortization             1,589      1,185      1,326
    Increase (decrease) in allowance
      for doubtful accounts                  (1,787)     1,573         78
    Loss (gain) on extinguishment of debt      -          -            77
    Gain on disposal of property,
      plant and equipment                       (84)       (15)      (156)
    Decrease (increase) in deferred
      income tax assets                         346        846     (2,029)
    Minority interest in earnings                77         67         48
    Equity in (earnings) losses of affiliates   -         (120)      (135)
    Dividend from unconsolidated affiliate      -          125         67
  Changes in assets and liabilities:
    Decrease (increase) in
      open contracts receivable               4,002     (3,983)    (1,621)
    (Increase) decrease in contract retainage  (529)      (213)       415
    (Increase) decrease in trade receivables   (546)       352       (472)
    Increase in contract claims                (492)       -          -
    (Increase) decrease in other receivables   (524)       503       (192)
    (Increase) Decrease  in inventory          (608)       708       (903)
    (Increase) decrease in costs and
       estimated earnings in excess of
       billings on uncompleted contracts       (948)       (64)      (815)
    Increase in billings in excess of costs
       and estimated earnings
       on uncompleted contracts                 493        187        337
    Increase in prepaid expenses                 (7)      (519)      (109)
    Decrease (increase)in other assets          241         97        (90)
   (Decrease) increase in accounts payable     (373)        31        851
    Increase in accrued compensation
       and related liabilities                  354        256        173
    (Decrease) increase in deferred income      (97)      (127)        42
    Increase in other accrued expenses          121        105         68
    Increase (decrease)
       in income taxes payable                 (105)       (10)       (30)
                                             -------    -------    -------
NET CASH PROVIDED BY OPERATING ACTIVITIES     3,641      2,471        336
                                             -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for
      property, plant and equipment            (996)      (932)      (628)
   (Increase) decrease in restricted cash        19         (7)        (7)
   Proceeds from sale of
      property, plant and equipment             864        431      2,270
   Purchase of subsidiary                    (1,302)       -          -
   Purchase of certificates of deposit         (118)       (89)      (458)
   Maturities of certificates of deposit        106        146        453
                                             -------    -------    -------
NET CASH (USED IN) PROVIDED BY
INVESTING ACTIVITIES                         (1,427)      (451)     1,630
                                             -------    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                   5,932      3,891      6,479
   Repayments of notes payable               (6,934)    (4,477)    (8,721)
   Issuance of common stock                      23         12         40
   Minority interest dividends                  (55)       (23)        (3)
                                             -------    -------    -------
NET CASH USED IN FINANCING ACTIVITIES        (1,034)      (597)    (2,205)
                                             -------    -------    -------

NET INCREASE (DECREASE) IN CASH AND
                   CASH EQUIVALENTS           1,180      1,423       (239)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR  2,568      1,145      1,384
                                             -------    -------    -------
CASH AND CASH EQUIVALENTS, END OF YEAR      $ 3,748    $ 2,568    $ 1,145
                                            ========   ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION   (SEE NOTE 14)

             See Notes To Consolidated Financial Statements.

                  WILLIAMS INDUSTRIES, INCORPORATED

                        NOTES TO CONSOLIDATED
                         FINANCIAL STATEMENTS
               YEARS ENDED JULY 31, 2001, 2000 AND 1999

SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

     Business - Williams Industries, Incorporated operates in the commercial, industrial, institutional, governmental and infrastructure construction markets, primarily in the Mid-Atlantic region of the United States.

     The Company's main lines of business include: steel, precast concrete and miscellaneous metals erection and installation; crane rental, heavy and specialized hauling and rigging; fabrication of welded steel plate girders, rolled steel beams, steel decking, and light structural and other metal products; and the sale of insurance, safety and related services.

     Basis of Consolidation - The consolidated financial statements include the accounts of Williams Industries, Inc. and all of its majority-owned subsidiaries (the "Company").

     All material intercompany balances and transactions have been eliminated in consolidation.

     Unconsolidated Affiliates - The Company's 42.5% ownership interest in S.I.P., Inc. of Delaware was accounted for using the equity method in the years ended July 31, 2000 and 1999, respectively. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of distributions and undistributed earnings and losses of the investee (See Note 8).

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

     Impairment of Long-Lived Assets - In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company evaluates the potential impairment of long-lived assets based on projections of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying value amount of an asset may not be fully recoverable. Management believes no material impairment of its assets exists at July 31, 2001.

     Earnings Per Common Share - "Earnings Per Common Share-Basic" is based on the weighted average number of shares outstanding during the year. "Earnings Per Common Share-Diluted" is based on the shares outstanding and the weighted average of common stock equivalents outstanding which consisted of stock options during the years ended July 31, 2001, 2000 and 1999.

     Revenue Recognition - Revenues and earnings from long-term contracts are recognized for financial statement purposes using the percentage-of-completion method; therefore, revenue includes that percentage of the total contract price that the cost of the work completed to date bears to the estimated final cost of the contract. Estimated contract earnings are reviewed and revised periodically as the work progresses, and the cumulative effect of any change in estimate is recognized in the period in which the estimate changes. When a loss is anticipated on a contract, the entire amount of the loss is provided for in the current period. Contract claims are recorded at estimated net realizable value.

     Revenues and earnings on non-contract activities are recognized when services are provided or goods delivered.

     Overhead - Overhead includes the variable, non-direct costs such as shop salaries, consumable supplies, and vehicle and equipment costs incurred to support the revenue generating activities of the Company.

     Inventories - Materials inventory consists of structural steel, metal decking, and steel cable. Costs of materials inventory is accounted for using either the specific identification method or average cost. The cost of supplies inventory is accounted for using the first-in, first-out, (FIFO) method.

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

RECENT ACCOUNTING PRONOUNCEMENT:

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 143, "Accounting for Asset Retirement Obligations".

     SFAS No. 141 eliminates the use of the pooling-of-interests method of accounting for business combinations and requires that all such transactions be accounted for by the purchase method. In addition, SFAS No. 141 requires that intangible assets be recognized as assets apart from goodwill and that they meet specific criteria described in the Standard. This Standard is applicable to all business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Management will follow the Standard in accounting for all future business combinations and does not believe that adoption of the Standard will have any impact on its financial statements.

     SFAS No. 142 eliminates the requirement to amortize goodwill and requires that other intangible assets be separated into assts that have a finite useful life and those with an indefinite useful life. Intangible assets with a finite useful life are amortized over the useful life. Intangible assets with an indefinite life are to be measured for impairment annually, or more frequently if the circumstances indicate impairment may have occurred. With respect to goodwill, the Standard requires that it be measured annually for impairment under a defined two-step process that begins with an estimation of the fair value of a "reporting unit," which is defined in the Standard. The first step in the process is a screening for impairment and the second step measures the amount of impairment, if any. Upon initial adoption of AFAS No. 142, the change is to be reported on the financial statements as a change in accounting principal with the cumulative effect reported in the statement of income in the period of adoption. The Standard is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted for entities with fiscal years beginning after March 31, 2001. The Company expects to adopt this new Standard with its fiscal year beginning August 1, 2001. The Company has no goodwill or other intangible assets as of July 31, 2001. and, therefore does not believe that adoption of the Standard will have any impact on its financial statements.

     SFAS No. 143 requires that asset retirement obligations be recognized as a liability in the period in which it is incurred at its fair value, if a reasonable estimate can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Standard requires that the liability be discounted and accretion expense be recognized. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2001, with earlier application permitted. The Company does not have any asset retirement obligations as of July 31, 2001 and, therefore does not believe that adoption of the Standard will have any impact on its financial statements.

1.     CONTRACT CLAIMS

     The Company maintains procedures for review and evaluation of performance on its contracts. Occasionally, the Company will incur certain excess costs due to circumstances not anticipated at the time the project was bid. These costs may be attributed to delays, changed conditions, defective engineering or specifications, interference by other parties in the performance of the contracts, and other similar conditions for which the Company believes it is entitled to reimbursement by the owner, general contractor, or other participants. These claims are recorded at the estimated net realizable amount after deduction of estimated costs of collection. There was one contract claim receivable of approximately $490,000 at July 31, 2001 There were no contract claims outstanding at July 31, 2000.

2.     (LOSS) GAIN ON EXTINGUISHMENT OF DEBT

     During the year ended July 31, 1999, the Company recognized a "Loss on Extinguishment of Debt" in the amount of $192,000. In April 1999, the Company refinanced its primary debt instruments with United Bank. The proceeds from this refinancing were used to pay off The CIT Group and BB&T (formerly Franklin National Bank) loans. The loss represents unamortized prepaid fees and penalties associated with the early payoff of the CIT loan.

3.     RELATED-PARTY TRANSACTIONS

     Mr. Frank Williams, Jr., who owns or controls approximately 36% of the Company's stock at July 31, 2001, and is a director of the Company, also owns a controlling or substantial interest in the outstanding stock of Williams Enterprises of Georgia, Inc., Williams and Beasley Company and Structural Concrete Products, LLC. Each of these entities did business with the Company during the three years ended July 31, 2001. Net billings to and (from) these entities were $1,320,000, ($997,000) and $630,000 for the years ended July 31, 2001, 2000 and 1999, respectively.

     Mr. Williams, Jr. is a former director of Concrete Structures, Inc.
(CSI), a former subsidiary of the Company, which is operating under the supervision of the U.S. Bankruptcy Court for the Eastern District of Virginia, Richmond Division. During the years ended July 31, 2001, 2000, and 1999, there were no billings to this entity. During the year ended July 31, 2001, the Company agreed to accept approximately $130,000 as full and final payment on a note receivable from CSI. Since the note was fully reserved, this amount was recognized as Other Income during the year.

     During the years ended July 31, 2001, 2000 and 1999, the Company borrowed $850,000 $950,000 and $200,000 from Mr. Williams, Jr., which was repaid. The money was used to fund short-term cash flow requirements of the Company.

     Amounts owing to current and former directors of the Company amounted to approximately $135,000, $123,000 and $258,000 at July 31, 2001, 2000 and 1999, respectively.

     During the year ended July 31, 2000 the Company entered into an agreement with the Williams Family Limited Partnership to lease approximately 17 acres of unimproved real estate adjoining its Prince William County, Virginia properties. The initial lease term is for five years, with an extension option for an additional five years. The base annual rent will be calculated on the capitalized cost of the property times the partnership's costs of funds (margin rate) plus one percent, which is currently $4,666 per month. The lease contains an option to purchase up to ten acres at the "original pro-rata cost" of $567,500. The Company recognized lease expense of $84,000 in the year ended July 31, 2001.

4.     CONTRACTS IN PROCESS

     Comparative information with respect to contracts in process consisted of the following at July 31(in thousands):

                                                2001          2000
                                              -------       -------
Expenditures on uncompleted contracts         $21,819       $23,786
Estimated earnings                             10,105        12,165
                                              -------       -------
                                               31,924        35,951
Less: Billings                                (32,333)      (36,815)
                                              -------       -------
                                              $  (409)      $  (864)
                                              ========      ========

Included in the accompanying balance sheet under the following captions:

Costs and estimated earnings in excess
     of billings on uncompleted contracts     $ 2,493      $  1,545
Billings in excess of costs and estimated
     earnings on uncompleted contracts         (2,902)       (2,409)
                                               -------       -------
                                              $  (409)      $  (864)
                                              ========      ========

     Billings are based on specific contract terms that are negotiated on an individual contract basis and may provide for billings on a unit price, percentage of completion or milestone basis.


5.     PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at July 31
(in thousands):

                                    2001                     2000
                              ---------------------    --------------------
                                       Accumulated              Accumulated
                              Cost    Depreciation     Cost    Depreciation
                              -------  -----------     -------  -----------
Land and buildings            $ 5,697     $ 2,321      $ 5,277     $ 1,873
Automotive Equipment            1,929       1,415        2,073       1,525
Cranes and heavy equipment      8,222       5,388        7,859       4,500
Tools and equipment             1,331         669        1,600         533
Office furniture and fixtures     329         220          368         275
Leased property
  under capital leases            600         400          600         340
Leasehold improvements          1,120         676          705         429
                              -------     -------      -------     -------
                              $19,228     $11,089      $18,482     $ 9,475
                              =======     =======      =======     =======





6.  NOTES AND LOANS PAYABLE

     Notes and loans payable consisted of the following at July 31
(in thousands):
                                                        2001        2000
                                                      -------     -------
Collateralized:
Loan payable to United Bank; collateralized by
 real estate, inventory and equipment; monthly
 payments of principal plus interest at 8.7% fixed;
 due April 1, 2014                                    $2,256      $2,348

Loan payable to United Bank; collateralized by
 real estate, inventory and equipment; monthly
 payments of principal plus interest at 8.7% fixed;
 due April 1, 2009                                       522         576

Total Lines of Credit; $4,600 and $1,500 available
 at July 31, 2001 and 2000, collateralized by real
 estate, inventory and equipment; monthly payments
 of interest only, and principal plus interest, at
 prime to prime plus 1.25%; interest from 6.75% to
 7.75% as of July 31, 2001 and 10.75% as of July
 31, 2000; due through 2006                            2,248       1,500

Obligations under capital leases; collateralized by
 leased property; interest from 8.34% to 15.1% for
 2001 and 7.75% to 15.1% for 2000, payable in varying
 monthly installments through 2005                       540         753

Installment obligations collateralized by machinery
 And equipment or real estate; interest ranging to
 11.3% for 2001 and for 2000; payable in varying
 monthly installments of principal and interest
 through 2006                                          1,146       1,913

Industrial Revenue Bond; collateralized by a letter
 of credit which in turn is collateralized by real
 estate; principal payable in varying monthly
 installments through 2012; variable interest based
 on third party calculations                           1,030       1,095

Unsecured:
Lines of credit; interest at 10.0% for 2001 and 2000      88          88

Installment obligations with interest from 6.0% to
 12.1% for 2001 and 6.0% to 11.0% for 2000; due in
 varying monthly installments of principal and
 interest through 2005                                   857         966
                                                      -------     -------
Total Note Payable                                    $8,687      $9,239
Notes Payable - Long Term                             (7,049)     (7,724)
                                                      -------     -------
Current Portion                                       $1,638      $1,515


     Contractual maturities of the above obligations at July 31, 2001 are as follows:

     Year Ending July 31:          Amount
      --------------------        --------
                    2002           $1,638
                    2003            2,376
                    2004              918
                    2005              745
                    2006              498
                    2007 and after  2,512
                                   ------
          TOTAL                    $8,687
                                   ======

     As of July 31, 2001 and 2000, the carrying amounts reported above for long term notes and loans payable, reported at $7,060,000 and $7,724,000, approximate fair value based upon interest rates for debt currently available with similar terms and remaining maturities.


7.     INCOME TAXES

     As a result of tax losses incurred in prior years, the Company at July 31, 2001 has tax loss carryforwards amounting to approximately $7.1 million. These loss carryforwards will expire from 2008 through 2011. Under SFAS No. 109, the Company is required to recognize the value of these tax loss carryforwards if it is more likely than not that they will be realized. The Company recognized a $1.2 million portion of the benefit available from its tax loss carryforwards during the year ended July 31, 2001. The Company also recognized a $2.6 million portion of the benefit available from its tax loss carryforwards during the year ended July 31, 1999.

     The components of the income tax provision (benefit) are as follows for the years ended July 31:

                                        2001        2000        1999
                                       ------      ------      ------
                                               (In thousands)
Current provision
  Federal                              $ (48)      $  -        $  -
  State                                   63          45          29
                                       ------      ------      ------
Total current provision                   15          45          29
                                       ------      ------      ------

Deferred provision (benefit)
  Federal                                473         713      (1,635)
  State                                  (83)        134        (394)
                                       ------      ------     -------
Total deferred provision (benefit)       390         847      (2,029)
                                       ------      ------     -------

Total income tax provision (benefit)   $ 405       $ 892     $(2,000)
                                       ======      ======    ========


     The differences between the tax provision calculated at the statutory federal income tax rate and the actual tax provision for each year ended July 31 are shown in the table directly below.

                                        2001        2000        1999
                                       ------      ------      ------
                                               (In thousands)
Tax at statutory federal rate          $ 959       $ 791       $ 514
State income taxes                       240         101          60
Change in valuation reserve             (794)         -       (2,574)
                                       ------      ------      ------
Actual income tax provision (benefit)  $ 405       $ 892     $(2,000)
                                       ======      ======    ========

     The primary components of temporary differences which give rise to the Company's net deferred tax asset are shown in the following table.

                   As of July 31,              2001          2000
                                             -------       -------
                                                 (In thousands)
Deferred tax assets:
  Reserve and other nondeductible accruals  $ 1,781       $ 2,381
  Net operating loss & capital loss
             carryforwards                    3,116         3,105
  Valuation reserve                            (982)         (925)
                                             -------       -------
Total deferred tax asset                      3,915         4,561
                                             -------       -------
Deferred tax liability:
  Property and equipment                       (453)         (673)
  Inventories                                  (395)         (465)
                                             -------       -------
Total deferred tax liability                   (848)       (1,138)
                                             -------       -------
Net deferred tax asset                      $ 3,067       $ 3,423
                                            ========      ========

8.  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     During the year ended July 31, 2001, the Company purchased 584 shares or approximately 56% of the outstanding stock of S.I.P., Inc. of Delaware (S.I.P) for $1,302,000, bringing the total investment to approximately $2,345,000, which gave the Company 98% ownership and full control of its operations. In addition, the stock purchase agreements provide for additional payments to be made based upon the net earnings of S.I.P for the next five years. The initial purchase has been accounted for and any additional payments will be accounted for under the purchase method of accounting. For the year ended July 31, 2001, S.I.P's financial information has been consolidated in the Consolidated Balance Sheet as of July 31, 2001, and the related consolidated Statements of Earnings, Equity and Cash Flows for the year then ended.
A pro-forma presentation of the operating results of the Company, had they been consolidated at the beginning of the year ended July 31, 2000, is as follows:

           Total Revenue                                      $47,760

           Net Earnings                                       $ 1,613

           Earnings per common share - basic and diluted      $  0.45

      Subsequent to July 31, 2001, the Company purchased the remaining outstanding stock of S.I.P. For the year ended July 31, 2000, S.I.P was valued using the equity method as it was an unconsolidated affiliate.


9.  DISPOSITION OF ASSETS

     During the year ended July 31, 2001, the Company entered into an agreement to sell and lease back one of its heavy lift cranes. The primary purpose of this transaction was to improve cash flow. This sale/leaseback transaction resulted in a loss of approximately $28,000 which was recognized during the period. Two older heavy lift cranes were sold for a net gain of approximately $50,000.

     Also during 2001, the Company sold 2.5 acres of land in Bedford, VA for $37,000. The sale resulted in a gain of approximately $36,000, which is included in "Other Income" for the year ended July 31, 2001.

     During the year ended July 31, 2000, the Company entered into an agreement to sell and lease back one of its heavy lift cranes. The primary purpose of this transaction was to improve cash flow. This sale/leaseback transaction resulted in a deferred gain of approximately $12,000, which is being amortized over the life of the lease.

     During the year ended July 31, 1999, the Company entered into agreements to sell and lease back four of its heavy lift cranes. The primary purpose of these transactions was to improve cash flow. These sale/leaseback transactions resulted in deferred gains of approximately $162,000, which is being amortized over the life of the respective leases.

     Also during 1999, the Company sold 6.02 acres of land in Bedford, VA for $40,000. The transaction resulted in a gain of approximately $24,000, which is included in "Other Income" for the year ended July 31, 1999.

     In January 1998, the Company sold its 2.25 acre headquarters property in Fairfax County, Virginia for $1,430,000. The Company also entered into a lease for several buildings on the property. The transaction resulted in a gain of approximately $560,000 of which $71,000, $115,000 and $120,000 is included in "Other Income" in the Consolidated Statements of Earnings for the years ended July 31, 2001, 2000 and 1999, respectively.


10.  COMMON STOCK OPTIONS

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

     The options that have been approved and issued by the Company's Board of Directors for the last four years is as follows:

                         1998      1999      2000      2001     Total
                        ------    ------    ------    ------    ------
Board of Directors      12,000    17,500    15,000    15,000    59,500

Company management      12,000    30,000    16,000    16,000    74,000
                        ------    ------    ------    ------   -------
                        24,000    47,500    31,000    31,000   133,500
                        ======    ======    ======    ======   =======

     The stock options granted vest immediately, expire five years from the date of grant and have exercise prices which range from the quoted market value to 110% of the quoted market value on the date of the grant. The Company accounts for its options under the intrinsic value method of APB No. 25. Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at grant dates for awards under those plans, consistent with the method of accounting under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net earnings and earnings per share would have been:

                                    2001          2000          1999
                                  -------       -------       -------
Net Earnings (in thousands)
  As reported                     $ 2,518       $ 1,487       $ 3,406
  Pro forma                         2,476         1,416         3,269

Earnings per share - Basic
  As reported                      $ 0.70        $ 0.41        $ 0.95
  Pro forma                          0.69          0.39          0.92

Earnings per share - Diluted
  As reported                      $ 0.70        $ 0.41        $ 0.95
  Pro forma                          0.69          0.39          0.92

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Year ended July 31,                 2001          2000          1999
                                  -------       -------       -------

Dividend yield                      0.0%          0.0%          0.0%
Volatility rate                    55.8%         84.7%         90.0%
Discount rate                       5.4%          6.0%          6.0%
Expected term (years)                5             5             5

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models may not be a reliable single measure of the fair value of its stock options.

 Stock option activity and price information follows:
                                         Weighted
                                Number   Average
                                  of     Exercise
                                shares    Price
Balance at:
     August 1, 1997                -        -
          Granted                24,000   $4.30
          Exercised                -        -
          Forfeited                -        -
                                 ------
Balance at:
     July 31, 1998               24,000   $4.30
          Granted                47,500   $3.57
          Exercised                -        -
          Forfeited                -        -
                                 ------
Balance at:
     July 31, 1999               71,500   $3.82
      Granted                    31,000   $3.30
          Exercised                -        -
          Forfeited                -        -
                                -------
Balance at:
  July 31, 2000                 102,500   $3.66
      Granted                    31,000   $2.82
          Exercised                -        -
          Forfeited                -        -
                                -------
Balance at:
  July 31, 2001                 133,500   $3.46
                                =======
Options exercisable,
     July 31, 2001              133,500   $3.46
                                =======

11.  SEGMENT INFORMATION

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

     Information about the Company's operations in its different segments for the years ended July 31, is as follows (in thousands):

                                       2001         2000         1999
                                     --------     --------     --------
Revenue:
  Construction                       $14,409      $14,299      $10,364
  Manufacturing                       27,272       21,681       16,455
  Sales and service                   11,028        8,435        7,846
  Other revenue                        1,023          782          526
                                     --------     --------     --------
                                      53,732       45,197       35,191
Inter-company revenue:
  Construction                        (2,023)      (1,479)        (972)
  Manufacturing                          (62)        (360)        (147)
  Sales and service                   (1,139)        (482)        (693)
                                     --------     --------     --------
Total revenue                        $50,508      $42,876      $33,379
                                     ========     ========     ========
Operating profits (loss):
  Construction                      $    549     $    945     $    600
  Manufacturing                        2,695        1,617        1,206
  Sales and service                      392          224          514
                                     --------     --------     --------
Consolidated operating profits         3,636        2,786        2,320
General corporate income, net            204          451          101
Interest Expense                        (840)        (911)        (910)
Income tax (provision) benefit          (405)        (892)       2,000
Equity in earnings (losses) of
       unconsolidated affiliates          -           120          135
                                     --------     --------     --------
Corporate earnings
       before minority interests     $ 2,595      $ 1,554      $ 3,646
                                     ========     ========     ========
Assets:
  Construction                       $ 8,950      $ 9,122      $ 7,877
  Manufacturing                       16,870       12,045       10,549
  Sales and service                    4,141        4,800        4,920
  General corporate                    7,781        9,039        9,244
Total assets                        $ 37,742     $ 35,006     $ 32,590

Accounts receivable
  Construction                       $ 5,626      $ 6,494      $ 5,592
  Manufacturing                        5,998        4,823        3,266
  Sales and service                    2,031        1,591        1,783
  General corporate                      597          381          880
                                     --------     --------     --------
Total accounts receivable            $14,252      $13,289      $11,521
                                     =======      =======      =======

Capital expenditures:
  Construction                         $ 114       $  170        $  16
  Manufacturing                          543          557          925
  Sales and service                      188        1,040          361
  General corporate                      152          182           71
                                     --------     --------     --------
Total capital expenditures             $ 997       $1,949       $1,373
                                       =====       ======       ======
Depreciation and Amortization:
  Construction                         $ 243        $ 102       $   88
  Manufacturing                          556          346          235
  Sales and service                      638          625          891
  General corporate                      152          112          112
                                     --------     --------     --------
Total depreciation and amortization   $1,589       $1,185       $1,326
                                      ======       ======       ======

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

     The majority of revenues have historically been derived from projects on which the Company is a subcontractor of a material supplier, other contractor or subcontractor. Where the Company acts as a subcontractor, it is invited to bid by the firm seeking construction services or materials; therefore, continuing favorable business relations with those firms that frequently bid on and obtain contracts requiring such services or materials are important to the Company. Over a period of years, the Company has established such relationships with a number of companies. During the year ended July 31, 1999, one single customer accounted for 19.9% of the consolidated revenue and 40.8% of manufacturing revenue. During the years ended July 31, 2000 and 2001, there was no single customer that accounted for more than 10% of consolidated revenues.

     The accounts receivable from the construction segment at July 31, 2001, 2000, and 1999 were due from 43, 42, and 46 unrelated customers, of which 6, 7 and 5 customers accounted for $3,776,000, $3,809,000, and $3,346,000, respectively. The amounts due from these customers is expected to be collected in the normal course of business.

     The accounts receivable from the manufacturing segment at July 31, 2001, 2000, and 1999 were due from 110, 21 and 16 unrelated customers, of which 7, 5, and 2 customers accounted for $2,404,000, $4,939,000 and $2,365,000, respectively. The amounts due from these customers is expected to be collected in the normal course of business.

     The Company does not normally require its customers to provide collateral for outstanding receivable balances.


12.  EMPLOYEE BENEFIT PLAN

     The Company has a defined contribution retirement savings plan covering substantially all employees. The Plan provides for optional Company contributions as a fixed percentage of salaries. The Company contributes 3% of each eligible employee's salary to the plan. During the years ended July 31, 2001, 2000 and 1999, expenses under the plan amounted to approximately $312,000, $292,000 and $200,000, respectively.


13.  COMMITMENTS AND CONTINGENCIES

Industrial Revenue Bond

     In the year ended July 31, 2000, the Company renegotiated its Industrial Revenue Bond with the City of Richmond backed by a Line of Credit with Wachovia Bank, secured by the Company's Richmond manufacturing facility. The Company is current in all of its obligations under the IRB and the Company is in compliance with the covenants contained in the agreement. As of July 31, 2001, the outstanding balance was $1,030,000. Principal payments are due in increasing amounts through maturity in 2012.

     The Company is party to various claims arising in the ordinary course of its business. Generally, claims exposure in the construction services industry consists of workers' compensation, personal injury, products' liability and property damage. The Company believes that its insurance accruals, coupled with its liability coverage, is adequate coverage for such claims.

Leases

     The Company leases certain property, plant and equipment under operating lease arrangements, including a lease with a related party discussed in Note 3, that expire at various dates though 2011. Lease expenses approximated $1,450,000, $1,245,000 and $810,000 for the years ended July 31, 2001, 2000, and 1999, respectively. Future minimum lease commitments required under non-cancelable leases are as follows (in thousands):

       Year Ending July 31:    Amount
       ---------------------   -------
               2002             1,722
               2003             1,700
               2004             1,659
               2005             1,627
               2006             1,429
               Thereafter       1,830

Letters of Credit

     The Company's banks have issued $400,000 of letters of credit as collateral for the Company's workers' compensation program.


14.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     During the years ended July 31, 2001, 2000 and 1999, the Company issued several notes payable to acquire assets with a cost of $198,000, $1,017,000 and $745,000, respectively. These amounts are not included in the accompanying Consolidated Statements of Cash Flows because the proceeds went directly to the seller of the assets.

Cash paid during the year ended July 31,
             (In thousands)
                                  2001         2000         1999
                                --------     --------     --------
Income Taxes                     $  143       $   52       $   59

Interest                          $ 871        $ 424        $ 900

     During the year ended July 31, 2001, the Company purchased approximately 56% of the outstanding stock of S.I.P., Inc. of Delaware. A summary of the transaction of the acquisition is as follows:

Assets received:
Current Assets               $ 1,471

Net Property & Equipment         340

Other Assets                       6
                             --------
  Total Assets               $ 1,817
                             --------

Liabilities Assumed:
Current Liabilities          $  (513)

Long-term Liabilities           (  2)
                             --------
   Total Liabilities         $  (515)
                             --------
Purchase Amount              $(1,302)
                             ========


15. EARNINGS PER COMMON SHARE

     The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share" (EPS). Earnings per share were as follows:

Year-ended July 31,      2001          2000          1999
                       -------       -------       -------
  EPS - basic          $ 0.70        $ 0.41        $ 0.95
  EPS - diluted        $ 0.70        $ 0.41        $ 0.95

The following is a reconciliation of the amounts used in calculating the basic and diluted earnings per share (in thousands):

Year-ended July 31,      2001          2000          1999
                       -------       -------       -------
Earnings - (numerator)
 Net earnings - basic  $ 2,518       $ 1,487       $ 3,406
                       =======       =======       =======
Shares - (denominator)
 Weighted average shares
  outstanding - basic    3,596         3,589         3,580
 Effect of
   dilutive securities:
  Options                   11          -                5
                       -------       -------       -------
                         3,607         3,589         3,585
                       =======       =======       =======

Williams Industries, Inc.
Schedule II - Valuation and Qualifying Accounts
Years Ended July 31, 2001, 2000 and 1999
($000 Omitted)
Column A         Column B             Column C          Column D   Column E
--------------- ----------   ------------------------  ---------- ----------
                                      Additions
                             ------------------------
                                            Charged
                Balance at    Charged to   to Other               Balance at
                 Beginning     Costs and   Accounts-   Deductions-  End of
Description      of Period     Expenses    Describe     Describe    Period
--------------- ----------   -----------  ----------  ------------ ---------
July 31, 2001:
   Allowance
   for doubtful
   accounts       $2,862       $  100    $ 1,264(3)   $  (371) (1)  $ 1,075
                                                       (2,780) (2)

July 31, 2000:
   Allowance
   for doubtful
   accounts        1,289           28      1,868(3)       (26) (1)    2,862
                                                         (297) (2)

July 31, 1999:
   Allowance
   for doubtful
   accounts        1,211            2        443(3)      (165) (1)    1,289
                                                         (202) (2)

(1)  Collection of accounts previously reserved.

(2)  Write-off from reserve accounts deemed to be uncollectible.

(3)  Reserve of billed extras charged against corresponding revenue account.



Item 9.  Disagreements on Accounting and Financial Disclosures.

     None.



Part III

     Pursuant to General Instruction G(3) of Form 10-K, the information required by Part III (Items 10, 11, 12 and 13) is hereby incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, in connection with the Company's Annual Meeting of Shareholders scheduled to be held November 10, 2001.


Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

The following documents are filed as a part of this report:

1.     Consolidated Financial Statements of Williams Industries,
       Incorporated and Independent Auditors' Reports.

Report of Aronson, Fetridge & Weigle

Report of Deloitte & Touche LLP.

Report of the Audit Committee

Consolidated Balance Sheets as of July 31, 2001 and 2000.

Consolidated Statements of Earnings for the Years Ended July 31,
2001, 2000, and 1999.

Consolidated Statements of Stockholders' Equity for the Years Ended July 31, 2001, 2000, and 1999.

Consolidated Statements of Cash Flows for the Years
Ended July 31, 2001, 2000, and 1999.

Notes to Consolidated Financial Statements for the Years Ended July 31, 2001, 2000, and 1999.

Schedule II -- Valuation and Qualifying Accounts for the Years Ended July 31, 2001, 2000, and 1999 of Williams Industries, Incorporated.


(All included in this report in response to Item 8.)


2.  (a) Schedules to be Filed by Amendment to this Report

          NONE

    (b)Exhibits:

    (3) Articles of Incorporation: Incorporated by reference to Exhibits 3(a) of the Company's 10-K for the fiscal year ended July 31, 1989. By-Laws: Incorporated by reference to Exhibit 3 of the Company's 8-K filed September 4, 1998.

(21)     Subsidiaries of the Company

          Name                              State of
                                         Incorporation
                                         -------------
     Arthur Phillips & Company, Inc.*           MD
     Capital Benefit Administrators, Inc.*      VA
     Construction Insurance Agency, Inc.        VA
     John F. Beasley Construction Company*      TX
     Greenway Corporation                       MD
     IAF Transfer Corporation*                  VA
     Insurance Risk Management Group, Inc.      VA
     Piedmont Metal Products, Inc.              VA
     S.I.P. Inc. of Delaware                    DE
     Williams Bridge Company                    VA
     Williams Enterprises, Inc.*                DC
     Williams Equipment Corporation             DC
     WII Realty Management, Inc.                VA
     Williams Steel Erection Company            VA

 * Not Active



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             WILLIAMS INDUSTRIES, INCORPORATED

September 20, 2000               /s/  Frank E. Williams, III
                                Frank E. Williams, III
                                President, Chairman of the
                                Board
                                Chief Financial Officer





41