Form 10-Q
period 2001-10-31
WILLIAMS INDUSTRIES INC
filed 2001-12-05
CIK 107294

WILLIAMS INDUSTRIES, INCORPORATED
          CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Unaudited)
($000 Omitted)
                         ASSETS
                        --------
                                  October 31      July 31
                                     2001           2001
CURRENT ASSETS                    ----------    ----------
Cash and cash equivalents         $  2,072      $  3,748
Restricted cash                         66            49
Certificates of deposit                870           693
Accounts receivable, net            13,970        14,252
Inventory                            5,521         3,619
Costs and estimated earnings
  in excess of billings
  on uncompleted contracts           3,948         2,493
Prepaid and other expenses           1,376         1,151
                                   --------      --------
    Total current assets            27,823        26,005
                                   --------      --------
PROPERTY AND EQUIPMENT, AT COST     19,337        19,228
   Accumulated depreciation        (11,397)      (11,089)
                                   --------      --------
Property and equipment, net          7,940         8,139
                                   --------      --------
OTHER ASSETS
  Deferred income taxes              2,837         3,067
  Other                                915           531
                                   --------      --------
    Total other assets               3,752         3,598
                                   --------      --------
TOTAL ASSETS                      $ 39,515      $ 37,742
                                  =========     =========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
CURRENT LIABILITIES
Current portion of notes payable  $  1,496      $  1,638
Accounts payable                     5,780         4,684
Billings in excess of costs
  and estimated earnings
  on uncompleted contracts           3,828         2,902
Deferred income                        118           124
Other liabilities                    4,574         4,753
                                   --------      --------
    Total current liabilities       15,796        14,101

LONG-TERM DEBT
Notes payable,
  less current portion               6,800         7,049
                                   --------      --------
    Total Liabilities               22,596        21,150
                                   --------      --------
MINORITY INTERESTS                     234           378
                                   --------      --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock - 3,587,446 and
  3,601,196 issued and outstanding     359           360
Additional paid-in capital          16,402        16,458
Accumulated deficit                    (76)         (604)
                                   --------      --------
     Total stockholders' equity     16,685        16,214
                                   --------      --------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY            $ 39,515      $ 37,742
                                  =========     =========

  See Notes To Condensed Consolidated Financial Statements.

            WILLIAMS INDUSTRIES, INCORPORATED
       CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
($000 omitted)

                                    Three Months Ended
                                         October 31,
                                     2001         2000
                                   --------     --------
REVENUE
    Construction                   $ 3,588      $ 3,144
    Manufacturing                    7,177        6,896
    Sales and service                2,178        2,736
    Other                              244          315
                                   --------     --------
         Total revenue              13,187       13,091
                                   --------     --------
DIRECT COSTS
    Construction                     2,453        2,180
    Manufacturing                    4,071        4,497
    Sales and service                1,520        1,544
                                   --------     --------
        Total direct costs           8,044        8,221
                                   --------     --------
GROSS PROFIT                         5,143        4,870
                                   --------     --------
EXPENSES
    Overhead                         1,658        1,166
    General and administrative       2,040        2,020
    Depreciation                       376          381
    Interest                           173          237
                                   --------     --------
        Total expenses               4,247        3,804
                                   --------     --------
EARNINGS BEFORE INCOME TAXES,
       AND MINORITY INTERESTS          896        1,066

INCOME TAX PROVISION                   358          424
                                   --------     --------
EARNINGS BEFORE MINORITY INTERESTS     538          642

    Minority interest                  (10)         (62)
                                   --------     --------
NET EARNINGS                       $   528      $   580
                                   ========     ========
EARNINGS PER COMMON SHARE- BASIC   $  0.15      $  0.16
                                   ========     ========
EARNINGS PER COMMON SHARE- DILUTED $  0.15      $  0.16
                                   ========     ========
WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING:  BASIC          3,595,906    3,591,512
                                  ---------    ---------

See Notes To Condensed Consolidated Financial Statements

          WILLIAMS INDUSTRIES, INCORPORATED
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited)

($000 Omitted)                       Three Months Ended
                                         October 31,
                                     2001         2000
                                   --------     --------
NET CASH (USED IN) PROVIDED
  BY OPERATING ACTIVITIES           $ (619)      $  173

NET CASH (USED IN) PROVIDED
  BY  INVESTING ACTIVITIES            (620)        (616)

NET CASH (USED IN) PROVIDED
 BY FINANCING ACTIVITIES              (437)         534
                                   --------     --------
NET (DECREASE) INCREASE IN
  CASH AND CASH EQUIVALENTS         (1,676)          91
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                3,748        2,568
                                   --------     --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                    $ 2,072      $ 2,659
                                   ========     ========

SUPPLEMENTAL DISCLOSURES
  OF CASH FLOW INFORMATION:

    Cash paid during the period for:
      Income Taxes                  $   59      $   52
                                   ========    ========
      Interest                     $   176     $   251
                                   ========    ========

  See Notes To Condensed Consolidated Financial Statements.


            WILLIAMS INDUSTRIES, INCORPORATED

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    OCTOBER 31, 2001


1.  INTERIM FINANCIAL STATEMENTS

     This document includes unaudited interim financial statements that should be read in conjunction with the Company's latest audited annual financial statements.
However, in the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the Company's financial position as of October 31, 2001, as well as the results of its operations and cash flows for the three months ended October 31, 2001 and 2000.

2.  RELATED-PARTY TRANSACTIONS

     Mr. Frank E. Williams, Jr., who owns or controls approximately 36% of the Company's stock, and is also a director of the Company, also owns a controlling or substantial interest in the outstanding stock of Williams
Enterprises of Georgia, Inc., Williams and Beasley Company, and Structural Concrete Products, LLC. Each of these entities did business with the company during the quarter.
Net billings to and (from) these entities were approximately $317,000 and 373,000 for the three months ended October 31, 2001 and 2000, respectively.

     The Company is liable to the Williams Family Limited
Partnership under a lease/option agreement. The initial lease term is for five years, beginning February 15, 2000, with an extension option. The Company recognized lease expense for the three months ended October 31, 2001 and 2000 of $14,000 and $37,000, respectively.

3.  COMMITMENTS/CONTINGENCIES

   The Company entered into a lease on October 1, 2001 for a 300,000 square foot plant in Bessemer, AL. The initial term of the lease is for three years at $420,000 per year with a three-year renewal option at $600,000. Rent for the quarter ended October 31, 2001 was $35,000. The Company has the right to terminate the lease after either the initial three-year or additional three-year renewal option with the payment of $500,000 for the purchase of the plant's equipment. The Company has the right to purchase the plant at any time for $6,000,000.

4.  SEGMENT INFORMATION

     Information about the Company's operations in its operating segments for the three months ended October 31, 2001 and 2000 is as follows (in thousands):

                               Three Months Ended
                                   October 31,
                                 2001      2000
Revenues:                      --------  --------
  Construction                 $ 4,191   $ 3,784
  Manufacturing                  7,258     6,903
  Sales & Service                2,213     2,820
  Other                            402       460
                               --------  --------
                                14,064    13,967
                               --------  --------
Intersegment revenues:
  Construction                     603       640
  Manufacturing                     81         7
  Sales & Service                   35        84
  Other                            158       145
                               --------  --------
877 876
                               --------  --------
Consolidated revenues:
  Construction                   3,588     3,144
  Manufacturing                  7,177     6,896
  Sales & Service                2,178     2,736
  Other                            244       315
                               --------  --------
Total Consolidated Revenues:   $13,187   $13,091
                               ========  ========
Earnings before income taxes
  And minority interest:
  Construction                 $   261   $   265
  Manufacturing                  1,063       854
  Sales & Service                   28       412
  Other                           (456)     (465)
                               --------  --------
  Total                        $   896   $ 1,066
                               ========  ========

5.  INVENTORIES

     Materials inventory consists of structural steel, metal decking, and steel cable. Costs of materials inventory is accounted for using either the specific identification method or average cost. The cost of supplies inventory is accounted for using the first-in, first-out, (FIFO) method.

6.    PURCHASE AND SALE OF ASSETS

     Effective August 1, 2001, the Company purchased the final 2% of the stock of S.I.P., Inc. for approximately
$44,000 in cash. The Company now owns 100% of the stock of S.I.P., Inc. This acquisition has been accounted for as a purchase.

     Effective October 1, 2001, the Company sold its majority interest in Construction Insurance Agency to an employee of the Agency. The sales price was $300,000 and the Company recorded a gain of $83,000, which is included in "Revenue - Other" on the Condensed Consolidated
Statements of Earning for the three months ended October
31, 2001.

7.   RECLASSIFICATIONS

     Certain Balance Sheet and Statement of Earnings items for the prior period have been reclassified to conform to the current period classifications.



Item 2.  Management's Discussion and Analysis
Financial Condition and Results of Operations


General


     The Company's operations serve the industrial, commercial and institutional construction markets, primarily in the Mid-Atlantic region of the United States.
During the quarter ended October 31, 2001, the Company leased a 300,000-square-foot manufacturing facility in Bessemer, Alabama to serve steel bridge girder fabrication needs in the Southeastern region. Due primarily to increased governmental spending on infrastructure in recent years, the Company, like its overall industry, has experienced increased demand for its products and services.
Demand in the commercial construction markets continues to vary, although the Company has benefited from increased institutional spending on schools and medical facilities.

     For several years, the Company, like others in the
construction industry, had experienced difficulties in
hiring and retaining qualified personnel.   In recent
months, however, due to a combination of factors including
the addition of personnel accompanying the Bessemer
facility as well changes in the nation's economy, the
Company's manufacturing and construction segments have both
been able to hire additional employees.  The Company's
manufacturing workforce increased by nearly 60% during the
quarter and the construction workforce, which is more
fluid, increased 29% as of October 31, 2001.   This
addition of personnel will allow the Company to reduce overtime expense while simultaneously increasing the amount of work the Company's subsidiaries can produce.

     The Company's subsidiaries, through the combination of manufacturing, construction, and heavy hauling and lifting capabilities, offer a turnkey approach for customers, thereby increasing its competitiveness on some contracts.
Each of the subsidiaries maintains its own customer base, but works to translate individual projects into broader opportunities for the Company to obtain work.


Financial Condition

     For the quarter ended October 31, 2001, the Company's net working capital increased slightly from $11,904,000 at July 31, 2001 to $12,027,000 at October 31, 2001.

     Despite the Company's increased revenues, Accounts
Receivable decreased slightly, due to the Company's more aggressive stance in the collection of accounts.
Inventory increased by more than 50%, primarily in anticipation of upcoming work that is already part of the backlog at Williams Bridge Company.

     Stockholder's Equity also increased.  At October 31,
2001, Stockholder's Equity was $16,685,000, an increase of
$471,000 from July 31, 2001.   The Company's issued and
outstanding shares decreased slightly from 3,601,196 shares at July 31, 2001 to 3,587,446 shares at October 31, 2001 due to the Company's repurchase of 13,750 shares during the quarter as part of its announced program to purchase approximately 5% of its stock through open-market transactions.

     During the quarter ended October 31, 2001, the Company
sold its majority interest in Construction Insurance
Agency, Inc. (CIA) in order to concentrate on its core
lines of business.   See Note 6 in the accompanying Notes
to Condensed Consolidated Financial Statements and the accompanying financial statements for additional information.

     Also during the quarter, the Company acquired the remaining two percent of stock outstanding in S.I.P., Inc.
of Delaware. This acquisition was done to reduce administrative issues and costs associated with minority owners. The Company now owns 100% of S.I.P., Inc. of Delaware. See Note 6 to the accompanying financial statements for additional information.

     At October 31, 2001, the Company has about $2 million in variable rate notes payable; therefore the decline in interest rates has reduced the Company's interest expense.

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


Three Months Ended October 31, 2001 Compared to
Three Months Ended October 31, 2000

     The Company reported a slight decline in net income
for the quarter ended October 31, 2001.  Net income was
$528,000 or $0.15 per share on total revenue of
$13,187,000.   These results compare to net income of
$580,000 or $0.16 per share on total revenue of $13,091,000 for the quarter ended October 31, 2000.

     The Company's sales and service segment experienced a
20% decline in revenues for the quarter ended October 31,
2001 as compared to the quarter ended October 31, 2000.
This decline is attributed to start-up delays caused by
changes in customer's schedules, delays in manufacturers'
equipment deliveries, and the slowdown in the day-to-day
rental of the segment's equipment.   Because the sales and
services segment is a reasonably fixed-cost business, direct costs increased by 14% as percentage of revenue when the quarters are compared.

     The Company's manufacturing segment continues to benefit from consistent order flow for bridge girders and decking, both components of the federal government's multi-billion dollar infrastructure improvement (TEA 21) program.
Manufacturing revenues increased from $6,896,000 for the quarter ended October 31, 2000 to $7,177,000 for the quarter ended October 31, 2001. The trend of manufacturing becoming a larger part of the Company's business began with federal funding increases in Fiscal 1999. The increasing proportion of revenues generated by manufacturing is expected to continue for several years as funding for infrastructure programs is scheduled to continue increasing for at least five years. The addition of the 300,000-square-foot Bessemer, Alabama facility is also expected to increase the Company's manufacturing business. This facility, which is being leased from Arkansas Steel
Processing Inc./Alabama, will provide additional capacity and labor to help alleviate prior manpower shortages that had existed in Williams Bridge Company's Manassas and Richmond, Virginia plants.

     The Company's construction segment also experienced
revenue growth when the quarters are compared.
Construction revenue went from $3,144,000 for the three
months ended October 31, 2000 to $3,588,000 for the three
months ended October 31, 2001.   The increase in revenue is
due primarily to several large projects now under construction, including the following: Hand-setting of interior structural steel flooring systems at the National
Institutes of Health Clinical Research Center in Bethesda,
Maryland; the renovation of the National Archives in Washington, D.C.; the restoration of the Silver Theater in Silver Spring, Maryland; the construction of an addition to Norfolk International Airport in Norfolk, Virginia; and the renovation of the Bethesda Theater in Bethesda, Maryland.
The construction segment also benefited from a significant increase in manpower, which allowed the segment to perform work at more competitive rates in more geographic locations.

     Overall direct costs, when viewed as a percentage of
total revenue, decreased.   For the quarter ended October
31, 2000, overall direct costs were 63% of total revenue.
At October 31, 2001, this had declined to 61%. The greatest improvement occurred in the Company's manufacturing segment, where overall direct costs were reduced by about eight percent of revenue. This decrease is due to the combination of additional work and economies of scale, as well as strategic purchases of materials. As a percentage of revenue, costs also decreased in the Construction Segment but increased in the Sales and Services segment. The Sales and Services segment is a relatively fixed-cost business; therefore costs do not decline in relation to revenue.

     In the quarter ended October 31, 2000, the Company had Minority Interest Expense of $62,000. As a consequence of the sale of Construction Insurance Agency and the purchase of the remaining stock in S.I.P., Inc. of Delaware, this expense was reduced to $10,000 in the quarter ended October
31, 2001.

BACKLOG

     At October 31, 2001, the Company's backlog was $43 million, which is an increase of $5 million from October
31, 2000 and a decrease of $3 million from July 31, 2001.
The Company's backlog includes a good mix of work for the Construction and Manufacturing segments. Sales and Services work is normally performed as needed and only a small portion of this segment's work is included in the backlog numbers.

     Most of the backlog will be completed within the next
12 months if contract schedules are followed. Management believes that the level of work is sufficient to allow the Company to have adequate work throughout Fiscal 2002.


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

     Forward-looking statements made by the Company are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed in, or implied by, the forward-looking statements. These forward-looking statements may include, among others, statements concerning the Company's revenue and cost trends, cost reduction strategies and anticipated outcomes, planned capital expenditures, financing needs and the availability of such financing, and the outlook for future activity in the Company's market areas. Investors or other users of forward-looking statements are cautioned that such statements are not a guarantee of future performance by the Company and that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all of the risks and uncertainties, in addition to those specifically set forth above, include general economic and weather conditions, market prices, environmental and safety laws and policies, federal and state regulatory and legislative actions, tax rates and policies, rates of interest and changes in accounting principles or the application of such principles to the Company.


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

         None.


ITEM 3.  Defaults Upon Senior Securities

         None.

ITEM 4.  Submission of Matters to a Vote
         of Security Holders

     On November 10, 2001, the shareholders of Williams
Industries, Inc. elected the Company's board of directors.
Elected were:  Stephen N. Ashman, William C. Howlett, R.
Bentley Offutt, William Sim, Frank E. Williams, Jr., and
Frank E. Williams, III.

     The results of the November 10, 2001 shareholder's election of directors are as follows:

Nominee                          For           Abstain

Stephen N. Ashman              3,350,091        33,357
William C. Howlett             3,350,091        33,357
R. Bentley Offutt              3,350,091        33,357
William J. Sim                 3,359,791        23,657
Frank E. Williams, Jr.         3,349,933        33,515
Frank E. Williams, III         3,312,433        71,015


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

                      WILLIAMS INDUSTRIES, INCORPORATED
December 5, 2001      /s/ Frank E. Williams, III
                      Frank E. Williams, III
                      President, Chairman of the Board
                      Chief Financial Officer