Form 10-Q
period 2002-01-31
WILLIAMS INDUSTRIES INC
filed 2002-03-06
CIK 107294

WILLIAMS INDUSTRIES, INCORPORATED
          CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Unaudited)
($000 Omitted)
                         ASSETS
                        --------
                                  January 31      July 31
                                     2002           2001
CURRENT ASSETS                    ----------    ----------
Cash and cash equivalents         $  1,647      $  3,748
Restricted cash                         13            49
Certificates of deposit                698           693
Accounts receivable, net            17,887        14,252
Inventory                            4,557         3,619
Costs and estimated earnings
  in excess of billings
  on uncompleted contracts           3,462         2,493
Prepaid and other expenses           3,097         1,151
                                   --------      --------
    Total current assets            31,361        26,005
                                   --------      --------
PROPERTY AND EQUIPMENT, AT COST     19,503        19,228
   Accumulated depreciation        (11,715)      (11,089)
                                   --------      --------
Property and equipment, net          7,788         8,139
                                   --------      --------
OTHER ASSETS
  Deferred income taxes              2,647         3,067
  Other                              1,129           531
                                   --------      --------
    Total other assets               3,776         3,598
                                   --------      --------
TOTAL ASSETS                      $ 42,925      $ 37,742
                                  =========     =========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
CURRENT LIABILITIES
Current portion of notes payable  $  3,196      $  1,638
Accounts payable                     5,509         4,684
Billings in excess of costs
  and estimated earnings
  on uncompleted contracts           4,882         2,902
Deferred income                        111           124
Other liabilities                    4,518         4,753
                                   --------      --------
    Total current liabilities       18,216        14,101

LONG-TERM DEBT
Notes payable,
  less current portion               7,538         7,049
                                   --------      --------
    Total Liabilities               25,754        21,150
                                   --------      --------
MINORITY INTERESTS                     198           378
                                   --------      --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock - 3,567,371 and
  3,601,196 issued and outstanding     357           360
Additional paid-in capital          16,308        16,458
Retained earnings
  (accumulated deficit)                308          (604)
                                   --------      --------
     Total stockholders' equity     16,973        16,214
                                   --------      --------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY            $ 42,925      $ 37,742
                                  =========     =========

  See Notes To Condensed Consolidated Financial Statements.

            WILLIAMS INDUSTRIES, INCORPORATED
       CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
($000 omitted)

                          Three Months Ended   Six Months Ended
                              January 31,         January 31
                            2002      2001      2002      2001
                          --------  --------  --------  --------
REVENUE
    Construction          $ 4,019   $ 2,715   $ 7,607   $ 5,859
    Manufacturing           9,302     5,997    16,479    12,893
    Sales and service       1,762     2,084     3,940     4,820
    Other                      38       307       282       622
                          --------  --------  --------  --------
         Total revenue     15,121    11,103    28,308    24,194
                          --------  --------  --------  --------
DIRECT COSTS
    Construction            2,755     1,694     5,208     3,874
    Manufacturing           5,193     3,966     9,264     8,463
    Sales and service       1,278     1,329     2,798     2,873
                            --------  --------  --------  --------
        Total direct costs  9,226     6,989    17,270    15,210
                          --------  --------  --------  --------
GROSS PROFIT                5,895     4,114    11,038     8,984
                          --------  --------  --------  --------
EXPENSES
    Overhead                2,189     1,340     3,847     2,506
    General and admin.      2,514     1,951     4,554     3,971
    Depreciation              377       405       753       786
    Interest                  167       275       340       512
                          --------  --------  --------  --------
        Total expenses      5,247     3,971     9,494     7,775
                          --------  --------  --------  --------
EARNINGS BEFORE
  INCOME TAXES
  AND MINORITY INTERESTS      648       143     1,544     1,209

INCOME TAX PROVISION          260        37       618       461
                          --------  --------  --------  --------
EARNINGS BEFORE
  MINORITY INTERESTS          388       106       926       748

Minority interests             (4)      (32)      (14)      (94)
                          --------  --------  --------  --------

NET EARNINGS               $  384    $   74    $  912    $  654
                          ========  ========  ========  ========
EARNINGS PER COMMON
  SHARE- BASIC             $ 0.10    $ 0.02    $ 0.25    $ 0.18
                          ========  ========  ========  ========

EARNINGS PER COMMON
  SHARE- DILUTED           $ 0.10    $ 0.02    $ 0.25    $ 0.18
                          ========  ========  ========  ========

WEIGHTED AVERAGE
 NUMBER OF SHARES
  OUTSTANDING:  BASIC    3,571,945 3,592,286 3,583,776 3,592,254
                         --------- --------- --------- ---------

See Notes To Condensed Consolidated Financial Statements

          WILLIAMS INDUSTRIES, INCORPORATED
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited)

($000 Omitted)                       Six Months Ended
                                         January 31,
                                     2002         2001
                                   --------     --------
NET CASH (USED IN) PROVIDED
  BY OPERATING ACTIVITIES          $(3,345)     $   889

NET CASH USED INVESTING ACTIVITIES    (621)      (1,285)

NET CASH PROVIDED
  BY FINANCING ACTIVITIES            1,865          551
                                   --------     --------
NET (DECREASE) INCREASE IN
  CASH AND CASH EQUIVALENTS         (2,101)         155
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                3,748        2,568
                                   --------     --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                    $ 1,647      $ 2,723
                                   ========     ========

SUPPLEMENTAL DISCLOSURES
  OF CASH FLOW INFORMATION:

    Cash paid during the period for:
      Income Taxes                  $   59      $  143
                                   ========    ========
      Interest                     $   338     $   538
                                   ========    ========

  See Notes To Condensed Consolidated Financial Statements.


            WILLIAMS INDUSTRIES, INCORPORATED

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    JANUARY 31, 2002


1.  INTERIM FINANCIAL STATEMENTS

     This document includes unaudited interim financial statements that should be read in conjunction with the Company's latest
audited annual financial statements.   However, in the opinion of
management, these financial statements contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the Company's financial position as of January 31, 2002, as well as the results of its operations for the three and six months ended January 31, 2002 and 2001, and cash flows for the six months then ended.


2.  RELATED-PARTY TRANSACTIONS

     Mr. Frank E. Williams, Jr., who owns or controls approximately 36% of the Company's stock, and is also a director of the Company, also owns controlling or substantial interest in the outstanding stock of Williams Enterprises of Georgia, Inc., Williams and Beasley Company, and Structural Concrete Products, LLC. Each of these entities did business with the company during the quarter. Net billings to and (from) these entities were approximately $913,000 and 154,000 for the three months ended January 31, 2002 and 2001, respectively. Net billings to and
(from) these entities were approximately $1,230,000 and $528,000 for the six months ended January 31, 2002 and 2001, respectively.

     The Company is liable to the Williams Family Limited
Partnership under a lease/option agreement. The initial lease term is for five years, beginning February 15, 2000, with an extension option. The Company recognized lease expense for the three and six months ended January 31, 2002 of $14,000 and $28,000, respectively.


3.  COMMITMENTS/CONTINGENCIES

     The Company entered into a lease on October 1, 2001 for a 300,000 square foot plant in Bessemer, AL. The initial term of the lease is for three years at $420,000 per year with a three-year renewal option at $600,000 per year. Rent for the three and six months ended January 31, 2002 was $105,000 and $140,000, respectively. The Company has the right to terminate the lease after either the initial three-year or additional three-year renewal option with the payment of $500,000 for the purchase of the plant's equipment. The Company has the right to purchase the plant at any time for $6,000,000.


4.  SEGMENT INFORMATION

     Information about the Company's operations in its operating segments for the three and six months ended January 31, 2002 and 2001 is as follows (in thousands):

                         Three Months Ended   Six Months Ended
                             January 31,         January 31,
                           2002      2001      2002      2001
                        ---------  --------  --------  --------
Revenues:
  Construction           $ 4,412   $ 3,184   $ 8,603   $ 6,968
  Manufacturing            9,313     6,009    16,571    12,912
  Sales & Service          1,784     2,329     3,997     5,149
  Other                      236       437       638       897
                        ---------  --------  --------  --------
                          15,745    11,959    29,809    25,926
                        ---------  --------  --------  --------
Intersegment revenues:
  Construction               393       469       996     1,109
  Manufacturing               11        12        92        19
  Sales & Service             22       245        57       329
  Other                      198       130       356       275
                        ---------  --------  --------  --------
                             624       856     1,501     1,732
                        ---------  --------  --------  --------
Consolidated revenues:
  Construction             4,019     2,715     7,607     5,859
  Manufacturing            9,302     5,997    16,479    12,893
  Sales & Service          1,762     2,084     3,940     4,820
  Other                       38       307       282       622
Total Consolidated      ---------  --------  --------  --------
     Revenues            $15,121   $11,103   $28,308   $24,194
                        ---------  --------  --------  --------

Earnings before
  income taxes
  and minority interest:
  Construction           $   313   $   241   $   574   $   506
  Manufacturing            1,301       416     2,364     1,270
  Sales & Service           (396)      (78)     (368)      334
  Other                     (570)     (436)   (1,026)     (901)
                        ---------  --------  --------  --------
  Total                  $   648   $   143   $ 1,544   $ 1,209
                        ---------  --------  --------  --------


5.  INVENTORIES

     Materials inventory consists of structural steel, metal decking, and steel cable. Costs of materials inventory is accounted for using either the specific identification method or average cost. The cost of supplies inventory is accounted for using the first-in, first-out, (FIFO) method.


6.    PURCHASE AND SALE OF ASSETS

     In December 2001, the Company entered into operating lease agreements for a 480-ton heavy haul trailer and a 110-ton crawler crane. The lease terms are for eight years at $156,000 per year for both pieces of equipment.


7.   RECLASSIFICATIONS

     Certain Balance Sheet and Statement of Earnings items for prior periods have been reclassified to conform to current period classifications.


Item 2.  Management's Discussion and Analysis
Financial Condition and Results of Operations

     The Company's operations serve the industrial, commercial and institutional construction markets, primarily in the Mid-Atlantic region of the United States. During the quarter ended October 31, 2001, the Company leased a 300,000-square-foot manufacturing facility in Bessemer, Alabama to serve steel bridge girder fabrication needs in the Southeastern region. Due primarily to increased governmental spending on infrastructure in recent years, the Company, like its overall industry, has experienced increased demand for its products and services. Demand in the commercial construction markets has declined recently, although the Company has benefited from increased institutional spending on schools and medical facilities.

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


Financial Condition

     The Company's net working capital increased from $12,027,000 at October 31, 2001 to $13,145,000 at January 31, 2002, due mainly to increases in accounts receivable that occurred from increased sales, from $13,970,000 at October 31, 2001 to $17,887,000 at
January 31, 2002.  Prepaid expenses also increased from $1,376,000
at October 31, 2001 to $3,097,000 at January 31, 2002.   This
represents the company's yearly payment for Worker's Compensation insurance.

     When compared to the prior quarter, inventory at January 31,
2002 of $4,557,000 showed a decrease from the $5,521,000 at
October 31, 2001. However, when compared to the fiscal year ended July 31, 2001, inventory increased 26% over the $3,619,000
reported at that time.   Both the decrease and the increase are
standard seasonal variances.

     Stockholders' Equity increased. At January 31, 2002, Stockholders' Equity was $16,973,000, compared to $16,685,000 at
October 31, 2001 and $16,214,000 at July 31, 2001.   The Company's
issued and outstanding shares decreased from 3,587,446 shares at October 31, 2001 to 3,558,446 at December 31, 2001 when Company completed its repurchase of 29,000 shares during the quarter as part of its announced program to repurchase approximately 5% of
its stock through open-market transactions.   At January 31, 2002,
however, the issued and outstanding amount increased to 3,567,371 shares due to the issuance of 8,925 shares as part of the
Company's directors' stock compensation program.   Each director,
with the exception of the Company's Chairman and President Frank
E. Williams, III, received 1,785 shares, which was equivalent to $600 of stock per month, calculated at the average fair market value.

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

     The Company's Cash and Cash Equivalents declined from
$2,723,000 for the six months ended January 31, 2001 to
$1,647,000 at January 31, 2002 due to the cash used in operating
activities.   Some of the expenditures relate to costs of bringing
the Bessemer plant into production while other expenditures involve start-up costs of other projects.

     For the six months ended January 31, 2002, the Company used net cash of $621,000 for investing activities. Of this total, $200,000 was used to repurchase company stock in the open market. During the six months, the Company also used net cash in activities related to the company's relocation to Manassas, Virginia and for site preparation work for its new headquarters to be located on its Manassas, Virginia property. Capital expenditures of approximately $2 million are anticipated over the course of Fiscal 2002 and 2003 in conjunction with the relocation and construction of the corporate facility.

     At January 31, 2002, the Company has about $3 million in variable rate notes payable; therefore the decline in interest rates has reduced the Company's interest expense.

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


Three Months Ended January 31, 2002
Compared to Three Months Ended January 31, 2001

     The Company reported an increase in net income for the
quarter ended January 31, 2002.  Net income was $384,000 or $0.10
per share on total revenue of $15,121,000.   These results compare
to net income of $74,000 or $0.02 per share on total revenue of $11,103,000 for the quarter ended January 31, 2001.

     Due to the influence of weather-related issues, the second quarter of the fiscal year is traditionally the Company's weakest, but this year's mild weather in the Company's traditional market areas allowed work to progress at an uninterrupted pace.

     Overall gross profit margins improved by about 2% from the quarter ended January 31, 2001 to the quarter ended January 31,
2002.   A portion of this improvement is attributed to the
addition of the Bessemer, Alabama facility to Williams Bridge
Company's manufacturing capabilities.   For the quarter ended
January 31, 2001, overall direct costs were 63% of total revenue. At January 31, 2002, this had declined to 61%. As a percentage of segment revenue, costs decreased in the Construction and Sales and Services segments while increasing in the Manufacturing segment. The Manufacturing increase is directly attributable to the addition of the Bessemer plant and additional personnel.

     When the three months ended January 31, 2002 are compared to the three months ended January 31, 2001, the Construction segment
experienced an increase of about $1.3 million in revenue.   This
increase is attributed to the mild weather as well as the
segment's expansion of its market area.   The Construction segment
also had a 33% increase in the amount of work it subcontracted to other providers during the quarter.

     The Manufacturing segment had a revenue increase of approximately $3,305,000 for the three months ended January 31, 2002 as compared to the three months ended January 31, 2001.
While the majority of this increase comes from work at Williams Bridge Company's three plants, S.I.P., Inc. of Delaware has also experienced a significant increase in demand for its products.
The other Manufacturing subsidiary, Piedmont Metal Products, Inc.,
however, experienced a decline in revenues.   Piedmont's prior
year revenues were uniquely enhanced by a large contract for the emergency renovation of a customer's plant involved in a major industrial accident.

     The Sales and Services segment continues to experience a
decline in revenues.   For the three months ended January 31,
2002, the segment had revenues of $1,762,000, or 15% less than the
$2,084,000 for the three months ended January 31, 2001.   The
decline is attributed to the slowdown in the day-to-day rental of the segment's equipment.


Six Months Ended January 31, 2002
Compared to Six Months Ended January 31, 2001

     For the six months ended January 31, 2002, the Company had net earnings of $912,000 or $0.25 per share on revenue of $28,308,000 compared to net earnings of $654,000 or $0.18 per share on revenue of $24,194,000 for the six months ended January
31, 2001.

     Gross profit margins increased from 37% for the six months ended January 31, 2001 to 39% for the six months ended January 31, 2002.

     While the Company's Construction segment continues to grow, due to a combination of improved staffing capabilities as well as increased bidding activity in a wider geographic service area, the Company's largest growth is in the Manufacturing segment. The Company's Manufacturing segment continues to benefit from consistent order flow for bridge girders and decking, both
components of the TEA 21 program.   The trend of manufacturing
becoming a larger percentage of the Company's business began with federal funding increases in Fiscal 1999. The increasing proportion of revenues generated by manufacturing is expected to continue for several years as funding for infrastructure programs is scheduled to continue for at least five to seven years.


BACKLOG

     At January 31, 2002, the Company's backlog was approximately $44.7 million, which is an increase of about $2 million from
October 31, 2001.   This backlog includes a good mix of work for
the Construction and Manufacturing segments.   Sales and Service's
work is normally performed as needed. As a result, only a small percentage of the backlog is derived from this segment.

     Most of the backlog will be completed within the next 12 months if contract schedules are followed. Management believes that the level of work is sufficient to allow the Company to have adequate work into Fiscal 2003.

     Going forward, however, management is closely monitoring the economy, particularly as it relates to government spending in the Company's traditional market areas. The current economy in many of the Company's traditional market areas, particularly in Virginia, may translate to a slowdown in infrastructure spending in the next 12 to 18 months.

     Management may determine that the manufacturing segment will need to be more aggressive in its bidding activities in states such as Pennsylvania and North Carolina, whose transportation programs currently appear to be more stable.

     It is possible that our construction segment will focus more of its attention on local school construction or on burgeoning military construction at the multitude of installations already within the company's traditional market area.

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

                      WILLIAMS INDUSTRIES, INCORPORATED
March 5, 2002         /s/ Frank E. Williams, III
                      Frank E. Williams, III
                      President, Chairman of the Board
                      Chief Financial Officer