Form 10-Q/A
period 2002-01-31
WILLIAMS INDUSTRIES INC
filed 2002-03-08
CIK 107294

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC  20549

                            FORM 10-Q

       Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


       For Quarter Ended               January 31, 2002

       Commission File No.                   0-8190


              Williams Industries, Incorporated
   (Exact name of registrant as specified in its charter)

                 Virginia                   54-0899518
    (State or other jurisdiction of        (IRS Employer
     incorporation or organization)      Identification No.)

  8624 J.D. Reading Drive, Manassas, Virginia      20109
   (Address of Principal Executive Offices)      (Zip Code)

                         (703) 335-7800
     (Registrant's telephone number, including area code)


      2849 Meadow View Road, Falls Church, Virginia 22042
    (Former names, former addresses and former fiscal year,
                 if changes since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

			YES  X               NO


                              3,567,371

Number of Shares of Common Stock Outstanding at January 31, 2002

ITEM 1.  Financial Statements

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


19