Form 10-Q
period 2002-04-30
WILLIAMS INDUSTRIES INC
filed 2002-05-30
CIK 107294

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC  20549

                            FORM 10-Q

       Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


       For Quarter Ended               April 30, 2002

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

                       YES  X               NO


                               3,575,044

Number of Shares of Common Stock Outstanding at April 30, 2002

ITEM 1.  Financial Statements

            WILLIAMS INDUSTRIES, INCORPORATED
          CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Unaudited)
($000 Omitted)
                         ASSETS
                        --------
                                   April 30,     July 31,
                                     2002          2001
CURRENT ASSETS                    ----------    ----------
Cash and cash equivalents         $  2,048      $  3,748
Restricted cash                         31            49
Certificates of deposit                700           693
Accounts receivable, net            15,337        14,252
Inventory                            4,956         3,619
Costs and estimated earnings
  in excess of billings
  on uncompleted contracts           3,908         2,493
Prepaid expenses and other           2,717         1,151
                                   --------      --------
    Total current assets            29,697        26,005
                                   --------      --------
PROPERTY AND EQUIPMENT, AT COST     20,023        19,228
   Accumulated depreciation        (12,107)      (11,089)
                                   --------      --------
Property and equipment, net          7,916         8,139
                                   --------      --------
OTHER ASSETS
  Deferred income taxes              2,437         3,067
  Other                              1,282           531
                                   --------      --------
    Total other assets               3,719         3,598
                                   --------      --------
TOTAL ASSETS                      $ 41,332      $ 37,742
                                  =========     =========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
CURRENT LIABILITIES
Current portion of notes payable  $  2,645      $  1,638
Accounts payable                     4,844         4,684
Billings in excess of costs
  and estimated earnings
  on uncompleted contracts           4,253         2,902
Deferred income                        105           124
Other liabilities                    4,788         4,753
                                   --------      --------
    Total current liabilities       16,635        14,101

LONG-TERM DEBT
Notes payable,
  less current portion               7,138         7,049
                                   --------      --------
    Total Liabilities               23,773        21,150
                                   --------      --------
MINORITY INTERESTS                     204           378
                                   --------      --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock - 3,575,044 and
  3,601,196 issued and outstanding     357           360
Additional paid-in capital          16,346        16,458
Retained earnings
  (accumulated deficit)                652          (604)
                                   --------      --------
     Total stockholders' equity     17,355        16,214
                                   --------      --------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY            $ 41,332      $ 37,742
                                  =========     =========

  See Notes To Condensed Consolidated Financial Statements.

            WILLIAMS INDUSTRIES, INCORPORATED
       CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
($000 omitted)

                          Three Months Ended   Nine Months Ended
                              April 30,            April 30,
                            2002      2001      2002      2001
                          --------  --------  --------  --------
REVENUE
    Construction          $ 3,559   $ 3,134   $11,166   $ 8,993
    Manufacturing           8,684     6,533    25,163    19,426
    Sales and service       1,825     2,340     5,765     7,160
    Other                      36       202       318       824
                          --------  --------  --------  --------
         Total revenue     14,104    12,209    42,412    36,403
                          --------  --------  --------  --------
DIRECT COSTS
    Construction            2,314     2,082     7,522     5,956
    Manufacturing           5,194     4,107    14,458    12,570
    Sales and service       1,271     1,560     4,069     4,433
                          --------  --------  --------  --------
        Total direct costs  8,779     7,749    26,049    22,959
                          --------  --------  --------  --------
GROSS PROFIT                5,325     4,460    16,363    13,444
                          --------  --------  --------  --------
EXPENSES
    Overhead                2,113     1,325     5,960     3,831
    General and admin.      2,070     2,088     6,624     6,059
    Depreciation              393       392     1,146     1,178
    Interest                  189       189       529       701
                          --------  --------  --------  --------
        Total expenses      4,765     3,994    14,259    11,769
                          --------  --------  --------  --------
EARNINGS BEFORE
  INCOME TAXES
  AND MINORITY INTERESTS      560       466     2,104     1,675

INCOME TAX PROVISION          210       175       828       636
                          --------  --------  --------  --------
EARNINGS BEFORE
  MINORITY INTERESTS          350       291     1,276     1,039

Minority interests             (6)       23      (20)      (71)
                          --------  --------  --------  --------

NET EARNINGS               $  344    $  314    $1,256    $  968
                          ========  ========  ========  ========
EARNINGS PER COMMON
  SHARE- BASIC             $ 0.10    $ 0.09    $ 0.35    $ 0.27
                          ========  ========  ========  ========

EARNINGS PER COMMON
  SHARE- DILUTED           $ 0.10    $ 0.09    $ 0.35    $ 0.27
                          ========  ========  ========  ========

WEIGHTED AVERAGE
 NUMBER OF SHARES
  OUTSTANDING:  BASIC    3,568,886 3,593,013 3,578,923 3,594,414
                         --------- --------- --------- ---------

See Notes To Condensed Consolidated Financial Statements

          WILLIAMS INDUSTRIES, INCORPORATED
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited)

($000 Omitted)                       Nine Months Ended
                                         April 30,
                                     2002         2001
                                   --------     --------
NET CASH (USED IN) PROVIDED
  BY OPERATING ACTIVITIES          $(1,492)     $   970

NET CASH USED INVESTING ACTIVITIES  (1,160)      (1,575)

NET CASH PROVIDED BY (USED
  IN) FINANCING ACTIVITIES             952         (364)
                                   --------     --------
NET DECREASE IN
  CASH AND CASH EQUIVALENTS         (1,700)        (969)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                3,748        2,568
                                   --------     --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                    $ 2,048      $ 1,599
                                   ========     ========

SUPPLEMENTAL DISCLOSURES
  OF CASH FLOW INFORMATION:

    Cash paid during the period for:
      Income Taxes                  $   59      $  143
                                   ========    ========
      Interest                     $   526     $   693
                                   ========    ========

  See Notes To Condensed Consolidated Financial Statements.


            WILLIAMS INDUSTRIES, INCORPORATED

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    April 30, 2002


1.  INTERIM FINANCIAL STATEMENTS

     This document includes unaudited interim financial statements that should be read in conjunction with the Company's
latest audited annual financial statements.   However, in the
opinion of management, these financial statements contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the Company's financial position as of April 30, 2002, as well as the results of its operations for the three and nine months ended April 30, 2002 and 2001, respectively, and cash flows for the nine months then ended.


2.  RELATED-PARTY TRANSACTIONS

     Mr. Frank E. Williams, Jr., who owns or controls approximately 36% of the Company's stock, and is also a director of the Company, also owns controlling or substantial interest in the outstanding stock of Williams Enterprises of Georgia, Inc., Williams and Beasley Company, and Structural Concrete Products, LLC. Each of these entities did business with the company during the quarter. Net billings to and (from) these entities were approximately $621,000 and $115,000 for the three months ended April 30, 2002 and 2001, respectively. Net billings to and
(from) these entities were approximately $1,851,000 and $643,000 for the nine months ended April 30, 2002 and 2001, respectively.

     The Company is liable to the Williams Family Limited Partnership under a lease/option agreement. The lease, which is for five years and contains an extension option, commenced February 15, 2000. The Company recognized lease expense for the three and nine months ended April 30, 2002 of $14,000 and $42,000, respectively.


3.  COMMITMENTS/CONTINGENCIES

     The Company entered into a lease on October 1, 2001 for a 300,000 square foot manufacturing plant in Bessemer, AL. The initial term of the lease is for three years at $420,000 per year with a three-year renewal option at $600,000 per year. Rent for the three and six-month periods ended April 30, 2002 was $105,000 and $215,000, respectively. The Company has the right to terminate the lease at the conclusion of either the initial three-year term or the three-year renewal option. In addition, the Company is obligated to pay $500,000 for the purchase of the plant's equipment, unless the plant is purchased. The Company has the right to purchase the plant at any time for $6,000,000.


4.  SEGMENT INFORMATION

     Information about the Company's operations in its operating segments for the three and nine months ended April 30, 2002 and 2001 is as follows (in thousands):

                         Three Months Ended   Nine Months Ended
                              April 30,           April 30,
                           2002      2001      2002      2001
                        ---------  --------  --------  --------
Revenues:
  Construction           $ 3,842   $ 3,614   $12,445   $10,582
  Manufacturing            8,766     6,536    25,337    19,448
  Sales & Service          1,843     2,744     5,840     7,893
  Other                      197       438       835     1,335
                        ---------  --------  --------  --------
                          14,648    13,332    44,457    39,258
                        ---------  --------  --------  --------
Intersegment revenues:
  Construction               283       480     1,279     1,589
  Manufacturing               82         3       174        22
  Sales & Service             18       404        75       733
  Other                      161       236       517       511
                        ---------  --------  --------  --------
                             544     1,123     2,045     2,855
                        ---------  --------  --------  --------
Consolidated revenues:
  Construction             3,559     3,134    11,166     8,993
  Manufacturing            8,684     6,533    25,163    19,426
  Sales & Service          1,825     2,340     5,765     7,160
  Other                       36       202       318       824
Total Consolidated      ---------  --------  --------  --------
     Revenues            $14,104   $12,209   $42,412   $36,403
                        ---------  --------  --------  --------

Earnings before
  income taxes
  and minority interest:
  Construction           $   381   $   213   $   955   $   719
  Manufacturing              740       672     3,104     1,942
  Sales & Service           (131)       23      (499)      357
  Other                     (430)     (442)   (1,456)   (1,343)
                        ---------  --------  --------  --------
  Total                  $   560   $   466   $ 2,104   $ 1,675
                        ---------  --------  --------  --------


5.  INVENTORIES

     Materials inventory consists of structural steel shapes, galvanized steel coils, and steel plate. Costs of materials inventory is accounted for using either the specific identification method or average cost. The cost of supplies inventory is accounted for using the first-in, first-out, (FIFO) method.


6.    PURCHASE AND SALE OF ASSETS

     In April 2002, the Company acquired two major pieces of equipment for its Bessemer, AL plant. One machine, installed, cost $141,000 and was financed at prime plus 1%. The second machine was leased for eight years at $99,600 per year.


7.   RECLASSIFICATIONS

     Certain Balance Sheet and Statement of Earnings items for prior periods have been reclassified to conform to current period classifications.


Item 2.  Management's Discussion and Analysis
Financial Condition and Results of Operations


     The Company's operations serve the industrial, commercial and institutional construction markets, primarily in the Mid-Atlantic region of the United States.
During Fiscal 2002, the Company expanded its operations, particularly in the manufacturing segment, to serve more of the southeast region of the country. Demand for the majority of Company's products and services continues to be strong, due in part to continued governmental spending on infrastructure. The Company's Sales and Services' segment, however, has experienced declining revenues throughout the fiscal year, due in part to increased competition in the segment's traditional market areas. Management is making adjustments in the segments' marketing to increase revenues.

     Unlike prior years when the Company, like others in
the construction industry, experienced difficulties in
hiring and retaining sufficient qualified personnel to
staff its projects, Fiscal 2002 performance has not been
influenced by labor shortages.   The Company, through a
combination of innovative programs, including significant outreach into the region's growing Hispanic community, has been able to readily hire sufficient personnel, allowing the Company to reduce overtime expense while simultaneously increasing the amount of work the Company. It should be noted that on April 2, 2002, the shop employees of Williams
Bridge Company's Bessemer, Alabama plant voted to have the United Steel Workers of America represent them as a collective bargaining agent. Contract negotiations have not yet commenced.

     The Company's subsidiaries, through the combination of manufacturing, construction, and heavy hauling and lifting capabilities, offer a turnkey approach for customers, thereby increasing its competitiveness on some contracts.
Each of the subsidiaries maintains its own customer base, but works to translate individual projects into broader opportunities for the Company to obtain work.


Financial Condition

     The Company's net working capital decreased from $13,145,000 at January 31, 2002 to $13,062,000 at April 30,
2002. However, compared to the quarter ending April 30, 2001, net working capital increased by $3,407,000.

     When compared to the quarter ended January 31, 2002, inventory at April 30, 2002 increased by $399,000 due to increased raw materials purchases. When compared to July
31, 2001, inventory increased by $1,337,000 due to the combination of increased volumes of work in the Company's manufacturing operations as well as purchases made to take advantage of favorable material prices. There currently is uncertainty in what the company, like others in its industry, might have to pay for new steel inventory due to fluctuations in pricing from the steel mills. Significant material price increases, while not necessarily causing a competitive disadvantage, could affect the company's profitability.

     Stockholders' Equity increased.  At April 30, 2002,
Stockholders' Equity was $17,355,000, compared to $16,973,000 at January 31, 2002.

     Overall gross profit margins improved from the quarter
ended April 30, 2001 to the quarter ended April 30, 2002 in
both the Construction and Manufacturing segments, while
declining in the Sales and Service segment.   For the
quarter ended April 30, 2002, direct costs decreased to 62.2% of total revenue, compared to 62.3% at April 30, 2001.

     The Company's total Notes Payable increased by approximately $1,096,000 from July 31, 2001. Included in the increase were approximately $1.3 million in new notes, some of which have been repaid, for: the purchase of equipment for a proposed second plant for S.I.P. Inc. of Delaware; repairs and improvements to Williams Bridge
Company's Richmond facility; and a new corporate communications system. Current Notes Payable increased due to the combination of higher workers compensation premiums and the fact that an old insurance note is now a current liability.

     The Company's Cash and Cash Equivalents increased from
$1,599,000 at April 30, 2001 to $2,048,000 at April 30,
2002. The Company continues to generate sufficient cash to sustain its operational activities, as well as service all outstanding debt.

     For the nine months ended April 30, 2002, the Company used net cash of $1,160,000 in its investing activities.
The Company used net cash for manufacturing expansion in Alabama, as well as site preparation work for its new headquarters to be located in Manassas, Virginia. Capital expenditures of approximately $2 million are anticipated over the course of Fiscal 2002 and 2003 in conjunction with the relocation and construction of the corporate facility.

     For the nine months ended April 30, 2002, the Company
generated net cash of $952,000 from its financing
activities.  The Company had net proceeds from borrowing of
$6,317,000 and made repayments of notes payable of
$5,202,000.   The company also repurchased approximately
42,000 shares of Company stock in the open market.   Some
of this stock has subsequently been sold to employees through the Company's Employee Stock Purchase Plan.

     At April 30, 2002, the Company had about $4,000,000 in
variable rate notes.  Of this amount, about $2,200,000 is
on fully amortizing notes, with the longest term being less
than seven years.   The United Bank Line of Credit,
currently at about $1,800,000, fluctuates with Company need and expires during fiscal year 2004. The Company has taken advantage of current lower interest rates by buying out several older, higher rate obligations. A one percent increase in the interest rate would have a $40,000 per year negative impact on pre-tax earnings.

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



Three Months Ended April 30, 2002 Compared to Three Months
Ended April 30, 2001

     The Company reported net income of $344,000 or $0.10 per share on total revenue of $14,104,000 for the quarter ended April 30, 2002. These results compare to net income of $314,000 or $0.09 per share on total revenue of $12,209,000 for the quarter ended April 30, 2001.

     The Construction segment experienced a slight increase in revenue. While the majority of this increase is due to the timing of start-ups on new projects, the Construction segment has also expanded its traditional market areas and is also increasing the amount of work it subcontracts.

     The Manufacturing segment, as a whole, continues to
experience increasing revenues.   Both S.I.P., Inc. of
Delaware and Williams Bridge Company, by far the largest of
the company's three manufacturing subsidiaries, are
benefiting from increased infrastructure spending.
Overall manufacturing revenue increased from $6,533,000 at
April 30, 2001 to $8,684,000 at April 30, 2002.  The
revenues at Piedmont Metal Products, Inc., however,
declined in comparison to Fiscal 2001.   Piedmont's prior
year revenues were enhanced by a large contract for the
emergency renovation of a customer's plant.   The increases
in manufacturing revenue have also generated higher overhead expenditures for the segment, particularly as it relates to the addition of Bessemer facility that came on line in October.

     Overall profitability in the Manufacturing segment for the quarter ended April 30, 2002 was negatively impacted by a series of unrelated accidents, including one fatality, at Williams Bridge Company's Bessemer plant. Necessary worker's compensation expenses and set-asides are included in the Direct Costs listed in the accompanying Condensed
Consolidated Statements of Earnings. The accidents, each of which involved human error, are under investigation.

     Overhead increased by $788,000 when the quarter ended
April 30, 2002 is compared with the quarter ended April 30, 2001. Approximately $600,000 of this increase is related to labor, rent and utilities at the Bessemer facility, which came on-line during the quarter ended October 31, 2001.

     Problems with obtaining necessary revenue persist in the Sales and Services segment. For the three months ended
April 30, 2002, the segment had revenues of $1,825,000, compared to $2,340,000 at April 30, 2001. The segment has experienced difficulties in generating revenue in February and March, but showed some improvement in April.
Management anticipates that revenue will continue to increase throughout the balance of the fiscal year.

Nine Months Ended April 30, 2002 Compared to Nine Months
Ended April 30, 2001

     For the nine months ended April 30, 2002, the Company had net earnings of $1,256,000 or $0.35 per share on revenue of $42,412,000 compared to net earnings of $968,000 or $0.27 per share on revenue of $36,403,000 for the nine months ended April 30, 2001.

     The Company's revenue growth is concentrated in the Manufacturing segment. New projects, as well as the addition of a third plant for Williams Bridge Company, accounted for most of the Company's increased revenues.

     Overhead increased by approximately $2,129,000 when
the nine months ended April 30, 2002 are compared to the
nine months ended April 30, 2001.   A portion of this
increase is directly related to the increase in revenues, while approximately $1,600,000 is related to additional labor and facility charges at the Bessemer, Alabama plant.

     The Company's manufacturing segment benefited from consistent order flow for bridge girders and decking, both components of current multi-billion dollar federal infrastructure spending programs. Manufacturing revenues increased from $19,426,000 for the nine months ended April
30, 2001 to $25,163,000 for the nine months ended April 30, 2002. The trend of manufacturing becoming a larger percentage of the Company's business began with federal funding increases in Fiscal 1999. Manufacturing is expected to continue generating a larger portion of the Company's revenues as funding for infrastructure programs is scheduled to continue for at least five to seven years.

     Gross profit margins increased from 36.5% for the nine months ended April 30, 2001 to 37.8% for the nine months ended April 30, 2002.

BACKLOG

     At April 30, 2002, the Company's backlog was approximately $42.8 million. This represents a slight decrease from January 31, 2002. The Company's current backlog includes a good mix of work for the Construction and Manufacturing segments. Sales and Service's work is normally performed as needed. As a result, only a small percentage of the backlog is derived from this segment.

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

                      WILLIAMS INDUSTRIES, INCORPORATED
May 29, 2002         /s/ Frank E. Williams, III
                      Frank E. Williams, III
                      President, Chairman of the Board
                      Chief Financial Officer