Form 10-K
period 2002-07-31
WILLIAMS INDUSTRIES INC
filed 2002-09-18
CIK 107294

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                     Form 10-K

(Mark One)
       ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended July 31, 2002

Commission File No. 0-8190

                       Williams Industries, Incorporated
               (Exact name of Registrant as specified in its charter)

                Virginia                              54-0899518
  (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)               Identification No.)

        8624 J.D. Reading Drive,                 Post Office Box 1770
           Manassas, Virginia     20109        Manassas, Virginia 20108
         (Address of principal  (Zip Code)         (Mailing address)
            executive offices)

Registrant's telephone number, including area code: (703) 335-7800

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

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant, based on last sale price as reported on September 13, 2002
                                                      $14,199,901

Shares outstanding at September 13, 2002                3,614,126

                        DOCUMENTS INCORPRATED BY REFERENCE

The following document is incorporated herein by reference thereto in response to the information required by Part III of this report (information about officers and directors): Proxy Statement Relating to Annual Meeting to be held November 9, 2002.

                                      PART 1


Item 1. Business

A.  General Development of Business

     Williams Industries, Incorporated (the Company) is a leader in the construction services market, providing specialized services to customers in the commercial, industrial, institutional, and governmental markets. These services are provided by operating subsidiaries whose main lines of business include: steel, precast concrete and miscellaneous metals erection and installation; crane rental, heavy and specialized hauling and rigging; fabrication of welded steel plate girders, rolled steel beams, metal bridge decking, and light structural and other metal products.

     The Company has three manufacturing subsidiaries, Williams Bridge Company, Piedmont Metal Products, Inc., and S.I.P. Inc. of Delaware. During Fiscal 2002, the Company expanded its operations, particularly in the manufacturing segment, to serve more of the southeast region of the country. This expansion included the lease of a 300,000 square foot manufacturing facility in Bessemer, Alabama to serve steel bridge girder fabrication needs
in the region.   Demand for the majority of the Company's products and
services continues to be strong, due in part to continued governmental spending on infrastructure.

     The Company's Sales and Services' segment, which includes Williams Equipment Corporation and Greenway Corporation, specializes in the rental of construction equipment and the rigging and installation of equipment or components for diverse customers. This segment experienced declining revenues throughout the fiscal year, due in part to increased competition in the segment's traditional market areas.

     Williams Steel Erection Company, Inc. is the other subsidiary in the
Company's operating nucleus.   Williams Steel provides erection and
installation services for structural steel, precast and prestressed concrete, and miscellaneous metals.

     During Fiscal 2002, the Company sold its entire interest in Construction Insurance Agency, Inc. in order to concentrate on its core lines of business. The sales price was $300,000 and the Company recorded a gain of $83,000, which is included in "Other Income" on the Consolidated Statement of Earnings. Also during the year, the Company, consistent with its long-range plan, acquired the remaining two percent of stock outstanding in S.I.P., Inc. of Delaware.

      The six subsidiaries mentioned above are responsible for the vast
majority of the Company's revenues.   However, their efforts are augmented by
other Company operations, including Insurance Risk Management Group, Inc. and
WII Realty Management.   These companies provide support services not only for
Company operations but also for outside customers or tenants. The parent company, Williams Industries, Inc. provides a number of services for all of the subsidiaries as well as dealing with outside audiences such as financial institutions, shareholders, and governmental regulatory agencies.

     In keeping with the Company's comprehensive long-range plan, the Company may expand geographically, either by means of additional acquisition or expansion of its existing businesses.

B.  Financial Information About Industry Segments

     The Company's activities are divided into four broad categories: (1) Construction, which includes industrial, commercial and governmental construction, and the construction, repair and rehabilitation of bridges (2) Manufacturing, which includes the fabrication of metal products; (3) Sales and Services, which includes the rental, sale and service of heavy construction equipment as well as construction services such as rigging; and (4) Other, which includes insurance operations and parent company transactions with unaffiliated parties. Financial information about these segments is contained in Note 10 of the Notes to Consolidated Financial Statements. The following table sets forth the percentage of total revenue attributable to these categories for the years ended July 31, 2002, 2001, and 2000:

                                       Fiscal Year Ended July 31,
                                       --------------------------
                                          2002    2001   2000
                                          ----    ----   ----
Construction . . . . . . . . . . . . .     26%     25%    30%
Manufacturing. . . . . . . . . . . . .     60%     54%    50%
Sales and Services . . . . . . . . . .     13%     19%    19%
Other. . . . . . . . . . . . . . . . .      1%      2%     1%

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

     No single customer accounted for more than 10% of consolidated revenue in Fiscal Years 2002, 2001, and 2000.

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

     Facilities in this segment are predominately open shop; however, on April 2, 2002, the shop employees of Williams Bridge Company's Bessemer, Alabama plant voted to have the United Steel Workers of America represent them as a collective bargaining agent. Contract negotiations are in progress. Management believes that its labor relations in this segment are good.

     Competition in this segment, based on price, quality and service, is intense. Revenue derived from any particular customer fluctuates significantly from year to year. In Fiscal 2002 or 2001, no single customer accounted for more than 10% of consolidated revenue. In Fiscal 2000, one customer accounted for about 25% of manufacturing revenue.

a. Steel Manufacturing

     The Company, through its subsidiary, Williams Bridge Company, has three plants for the fabrication of steel plate girders and other components used in the construction, repair and rehabilitation of highway bridges and grade separations.

     One of these plants, located in Manassas, Virginia, is a large heavy plate girder fabrication facility and contains a main fabrication shop, ancillary shops and offices totaling approximately 46,000 square feet, together with rail siding.

     The second plant, located on 27 acres in Richmond, Virginia, is a full service fabrication facility and contains a main fabrication shop, ancillary shops and offices totaling approximately 128,000 square feet.

     The third facility, located in Bessemer, Alabama, is a leased facility with 300,000 square feet of manufacturing space, ancillary shops and offices. The Bessemer shop has immediate rail access and is located next to an interstate highway.

     All of the facilities have internal and external handling equipment, modern fabrication equipment, large storage and assembly areas and are American Institute of Steel Construction, Category III, Fracture Critical Bridge Shops.

     All facilities are in good repair and designed for the uses to which they are applied. Since virtually all production at these facilities is for specific contracts rather than for inventory or general sales, utilization can vary from time to time.

b.  Stay-In-Place Decking

     During Fiscal 2002, S.I.P. Inc. of Delaware had one manufacturing
facility, located in Wilmington, Delaware.   During Fiscal 2003, the company
is expanding with a leased facility in Gadsden, Alabama.   S.I.P. is a steel
specialty manufacturer, well known in the construction industry for fabrication of its sole product, "stay-in-place" steel decking used in the construction of highway bridges.

     S.I.P., the leading manufacturer of this type of product in the Mid-Atlantic and Northeastern United States, has an extensive market area, including the entire East Coast of the United States from New England through
Florida.   Management expects the new Gadsden facility will allow S.I.P. to increase its market area.

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

3.  Sales and Services

     The rental and sale of construction equipment and the rigging and installation of equipment for utility and industrial facilities is the final component of the Company. The Company owns or leases a wide variety of construction equipment, used not only by "in-house" companies for steel and precast concrete erection and the transportation of manufactured materials, but also by outside customers for a number of diverse applications.

a. Rigging and Installation of Equipment

     Much of the equipment and machinery used by utilities and other industrial concerns is so cumbersome that its installation and preparation for use, and, to some extent, its maintenance, requires installation equipment and skills not economically feasible for those users to acquire and maintain. The Company's construction equipment, personnel and experience are well suited for such tasks, and the Company contracts for and performs those services. The demand for these services, particularly by utilities, is relatively stable throughout business cycles.

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

     Management is not aware of any environmental regulations that materially impact the Company's capital expenditures, earnings or competitive position. Compliance with Occupational Safety and Health Administration (OSHA) requirements may, on occasion, increase short-term costs (although in the long-term, compliance may actually reduce costs through workers' compensation savings); however, since compliance is required industry wide, the Company is not at a competitive disadvantage, and the expected costs are built into the Company's normal bidding procedures.

     The Company employs between 250 and 500 employees, many employed on an hourly basis for specific projects, the actual number varying with the seasons and timing of contracts. At July 31, 2002 the Company had 434 employees, as compared to July 31, 2001 when there were 417.

b. Insurance

Liability Coverage

     Primary liability coverage for the Company and its subsidiaries is provided by a policy of insurance with limits of $1,000,000 per incident and a $2,000,000 aggregate. The Company also carries an "umbrella" policy that, for the year ended July 31, 2002, provided limits of $5,000,000 in excess of the primary. This primary policy had a $10,000 deductible. Effective September 9, 2002, the Company changed its "umbrella" coverage to $2,000,000 in excess
of the primary with a $15,000 deductible.   If additional coverage is required
on a specific project, the Company makes those purchases.

     Management routinely evaluates these coverages and expenditures for such and makes modifications as necessary. The changes indicated above were made in response to escalating costs and market conditions.


Workers' Compensation Coverage

     The Company has a "loss sensitive" workers' compensation insurance program, the terms of which are negotiated by the Company on a year-to-year
basis.   The Company accrues workers' compensation insurance expense based on estimates of its costs under the program. A substantial portion of the Company's "Prepaid" expenses relate to the workers' compensation program and the timing of yearly payments into the Company's account.

     Because of the dangerous nature of its business, the Company maintains an aggressive safety inspection and training program, designed not only to provide a safe work place for employees but also to minimize difficulties for employees, their families and the Company should an accident occur.


5.  Backlog Disclosure

     As of July 31, 2002, the Company's backlog was approximately $48 million, compared to $46 million at July 31, 2001 and $35 million at July 31, 2000.
The increases in the Company's backlog are due in large measure to the demand for manufactured products.

Item 2.   Properties

     During Fiscal 2002, the Company acquired approximately 10 acres from the
City of Richmond for $55,000.   The unimproved property is contiguous to
Williams Bridge Company's Richmond, Virginia manufacturing facility.   At July
31, 2002, the Company owned approximately 90 acres of industrial property, some of which is not developed but may be used for future expansion. Approximately 39 acres are near Manassas, in Prince William County, Virginia; 27 acres are in Richmond, Virginia; and 24 acres in Bedford, in Virginia's Piedmont section between Lynchburg and Roanoke.

     The Company owns numerous large cranes, tractors and trailers and other equipment. During fiscal year 2002, the Company acquired manufacturing
equipment valued at $689,000.   Also during Fiscal Year 2002, the Company
determined that market conditions in the Sales and Services segment had changed from prior years and therefore, several pieces of equipment have been listed for sale. Proceeds from sales in fiscal year 2002 were not material.


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

     8/1/00 11/1/00  2/1/01  5/1/01  8/1/01  11/1/01  2/2/02  5/1/02
   10/31/00 1/31/01 4/30/01 7/31/01 10/31/01 1/31/02 4/30/02 7/31/02
   -------- ------- ------- ------- -------- ------- ------- -------
    $2.93    $3.13   $3.85   $4.38   $5.75    $5.66  $9.00    $8.91
    $2.25    $2.38   $2.75   $3.60   $3.55    $4.01  $4.25    $4.10


     The prices shown reflect published prices, without retail mark-up, markdown, or commissions and may not necessarily reflect actual transactions.

     The Company paid no cash dividends during the years ended July 31, 2002 or 2001. The Company's board believes that the current best utilization for cash is in the further development of its business units and strategic expansion. Further, there are certain covenants in the Company's current credit agreements that prohibit cash dividends without the lenders' permission.

     At July 31, 2002, there were 481 holders of record of the Common Stock.


                    Equity Compensation Plan Information
=============================================================================
                    Number of securities   Weighted average    Number of
                      to be issued upon    exercise price    securities
                   exercise of outstanding of outstanding  remaining available
                       options, warrants   options, warrants   for future
                          and rights.        and rights        issuance
=============================================================================
                              (a)                  (b)              (c)


Equity compensation plans
approved by security holders   200,000            $3.83          98,000 (1)
=============================================================================
Equity compensation plans
not approved by security        67,000            $3.68               0 (2)(3)
holders
=============================================================================
Total                          267,000            $3.77          98,000
=============================================================================
(1)   Plan approved by shareholders in November 1996
(2) The options granted to non-employee directors are issued under the terms and conditions of those of the shareholder approved plan. The shares issued upon exercise of these options are issued pursuant to Rule 144 of the 1933 Securities Act.
(3) The Company's non-employee directors receive a stock grant of restricted stock equal to $600 per month to be calculated monthly, using the current share price at the end of the month, with the shares to be accumulated and transferred once a year in January.


Item 6.  Selected Financial Data

     The following table sets forth selected financial data for the Company and is qualified in its entirety by the more detailed financial statements, related notes thereto, and other statistical information appearing elsewhere in this report.


                  SELECTED CONSOLIDATED FINANCIAL DATA
                  (In millions, except per share data)

                                     YEAR ENDED JULY 31,
                                     2002     2001     2000     1999     1998
                                    ------   ------   ------   ------   ------
Statements of Earnings Data:
Revenue:
     Construction . . . . .         $14.4    $12.4    $12.8    $ 9.4    $10.8
     Manufacturing. . . . .          34.0     27.2     21.3     16.3     10.2
     Sales and Services . .           7.8      9.9      8.0      7.2      7.1
     Other. . . . . . . . .           0.3      1.0      0.8      0.5      0.8
                                    ------   ------   ------   ------   ------
Total Revenue. . . . . . .          $56.5    $50.5    $42.9    $33.4    $28.9
                                    ======   ======   ======   ======   ======

Gross Profit:
     Construction. . . . .          $ 5.0    $ 4.2    $ 4.3    $ 3.3    $ 4.2
     Manufacturing                   14.3      9.9      7.1      5.9      3.1
     Sales and Services               2.2      3.8      3.1      3.3      3.4
     Other                            0.3      1.1      0.8      0.5      0.8
                                    ------   ------   ------   ------   ------
Total Gross Profit . . .            $21.8    $19.0    $15.3    $13.0    $11.5
                                    ======   ======   ======   ======   ======

Other Income:                       $ 0.1    $ 0.1    $ 0.1    $ 0.1    $ 0.4
Expense:
Overhead  . . . . . .               $ 8.0    $ 5.2    $ 4.4    $ 3.7    $ 3.1
General and
  Administrative    .                 9.0      8.5      6.5      5.7      5.0
Depreciation . . . ..                 1.6      1.6      1.2      1.3      1.2
Interest . . . . . ..                 0.7      0.8      0.9      0.9      1.2
Income Tax (Benefit)                  1.0      0.4      0.9     (2.0)    (0.3)
                                    ------   ------   ------   ------   ------
Total Expense . .                   $20.3    $16.5    $13.9    $ 9.6    $10.2
                                    ======   ======   ======   ======   ======

Earnings Before
    Extraordinary Item              $ 1.6    $ 2.6    $ 1.5    $ 3.5    $ 1.7
Equity (Loss) Earnings
     And Minority Interest             -      (0.1)      -       0.1     (0.8)
Extraordinary Item -
(Loss)Gain on
     Extinguishment of Debt            -        -        -      (0.2)     0.9
                                    ------   ------   ------   ------   ------
Net Earnings                        $ 1.6     $2.5    $ 1.5    $ 3.4    $ 1.8
                                    ======   ======   ======   ======   ======
Earnings (Loss) Per Share:
     Before Extraordinary Item      $0.45     0.70     0.41    $1.00    $0.27
     Extraordinary Item                -        -        -     (0.05)    0.29
                                    ------   ------   ------   ------   ------
Earnings Per Share:
           Basic*                   $0.45    $0.70    $0.41    $0.95    $0.56
                                    ======   ======   ======   ======   ======
          Diluted                   $0.45    $0.70    $0.41    $0.95    $0.51
                                    ======   ======   ======   ======   ======

Balance Sheet Data (at end of year):

Total Assets                        $42.2     37.7    $35.0    $32.6    $29.1
Long Term Obligations                 7.6      7.0      7.7      7.4      8.4
Total Liabilities                    24.3     21.5     21.3     20.4     20.4
Stockholders' equity                 17.7     16.2     13.7     12.2      8.7


* No Dividends were paid on Common Stock during the above five-year period.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The subsidiaries of Williams Industries, Inc. provide specialized
services and products for the construction industry.   Management continually
reviews the Company's allocation of assets to each subsidiary and makes adjustments as necessary to enhance the Company's ability to take advantage of opportunities in the marketplace. Since Fiscal 1996, the Company, availing itself of opportunities available in the economy, has increased its emphasis
on its Manufacturing Segment.   Manufacturing, which was 37% of the Company's
business in Fiscal 1996, comprised 60% of the revenue in Fiscal 2002. A portion of this increase is due to the expansion of Williams Bridge Company into a leased facility in Alabama, which opens new geographic markets for the subsidiary.

     The amount of commercial, institutional, and governmental construction activity in the Mid-Atlantic region, where the Company traditionally has focused its efforts, has been higher than many other regions in recent years, but currently is in a state of flux due to severe state budgetary problems in
Virginia and Maryland.   Geographic expansion will allow the Company to more
uniformly balance growth and to remove some of the vagaries of working only in concentrated areas.

     For the fiscal year ended July 31, 2002, the Company produced a 12%
increase in revenue.   While this increase, which is attributable primarily to
the Manufacturing segment but also includes gains in the Construction segment, is significant, it would have been even greater if it were not for declining revenue in the Sales and Services segment.

     Because of continuing losses in the Company's Sales and Services segment, management is reviewing the operations and long-term future of this division and is also evaluating the sale or lease of some of the segment's equipment.

     While most of the Company's construction activities are focused in Maryland, Virginia, and the District of Columbia, the Company now has manufacturing facilities not only in the Mid-Atlantic region, but also in the
Southeast.  Products are shipped well beyond both regions.   The Company's
long-range business plan anticipates the continuation of this trend for at least the next three to five years.

     The subsidiaries of Williams Industries, Inc. operate in the commercial, industrial, governmental and infrastructure construction markets with the operating components divided into construction, manufacturing, and sales and
service segments.   The services provided include:  steel, precast concrete
and miscellaneous metals erection and installation; crane rental, heavy and specialized hauling and rigging; fabrication of welded steel plate girders, rolled steel beams, "stay-in-place" bridge decking, and light structural and other metal products.

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

Financial Condition

     The Company's balance sheet includes sufficient near-term liquidity and
limited long-term debt.   Inventory increases are directly attributable to the
Company's expansion in the manufacturing area and its decision to take advantage of the current prices of raw materials.

     The Company's revenues for the twelve months ended July 31, 2002
increased by $6 million or 12%.   Total corporate earnings before income taxes
declined by about $400,000 or 13%.   This decline is a direct result of losses
in the Sales and Services segment.

     Direct costs, when viewed as a percentage of revenue, declined in Construction and Manufacturing segments, while increasing appreciably in the Sales and Services segment. The Sales and Services segment has substantial fixed costs, such as lease payments on equipment, which become burdensome when adequate revenue is not achieved.

     Accounts receivable increased significantly, due primarily to the Company's increased volume of work, particularly toward the end of the fiscal
year, and a reduction of underbillings as compared to the prior year.   The
increased work in the fourth quarter also influenced the timing of payments in
relation to the close of the Company's fiscal year.   The Company's allowance
for doubtful accounts increased from $1,075,000 at July 31, 2001 to $1,406,000 at July 31, 2002.

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

Liquidity

     The Company's operations require significant working capital to procure materials for contracts to be performed over relatively long periods, and for purchases and modifications of specialized equipment. Furthermore, in accordance with normal payment terms, the Company's customers often retain a portion of amounts otherwise payable to the Company as a guarantee of completion. To the extent the Company is unable to receive progress payments in the early stages of a project, the Company's cash flow could be adversely affected. The issue of progress payments is a common one in the construction industry as are short-term cash considerations.

     The Company makes yearly payments to fund it workers compensation
program.   A substantial portion, approximately $1 million, of "Prepaid"
expense relates to the workers compensation program.

     As a result of the increased activity discussed elsewhere in this document, the Company has been using cash to purchase materials, equipment and other "start-up" costs associated with manufacturing and construction lead
times.   The Company's cash and cash equivalents declined from $3,748,000 at
July 31, 2001 to $3,380,000 at July 31, 2002.

    The Company incurred $1,392,000 in expenditures for property, plant and equipment. Proceeds from the sale of other property, plant and equipment
items were not material.   The bulk of the Company's equipment purchases or
leases have been for the manufacturing segment.   Piedmont Metal Products Inc.
had expenditures of $142,000 for an addition to the subsidiary's shop facilities. This expansion project will be completed in Fiscal 2003. Management evaluates each acquisition on its own merits and then determines whether a purchase or a lease offers the greatest cash flow and balance sheet advantages.

     In addition to the expenditures mentioned above, the Company made payments of approximately $44,000 to former shareholders of S.I.P. Inc. of Delaware under the terms of the purchase agreement.

     Financing activities provided net cash. The Company borrowed $8,246,000 to take advantage of lower rates in the marketplace and for needed property, plant and equipment at lower rates. The Company repaid notes payable of $7,145,000.

     Management believes that operations will generate sufficient cash to fund activities. However, as revenues increase, it may become necessary to increase the Company's credit facilities to handle short-term cash requirements. Management, therefore, is focusing on the proper allocation of resources to ensure stable growth.


Operations

     The Company's Manufacturing subsidiaries continue to benefit from strong demand for their products and services, while the Construction segment has seen a decline in commercial demand but a steady increase in governmental projects. The Sales and Services segment, as mentioned earlier, continues to struggle with additional competition in the marketplace, resulting in reduced revenues.

     Additional consolidation of resources, including both personnel and equipment, will occur until the Company has the most efficient configuration for market conditions.

1.  Fiscal Year 2002 Compared to Fiscal Year 2001

     Expansion in the Company's Manufacturing segment dominated Fiscal 2002, with the segment showing a 25% increase in revenues when compared to Fiscal
2001.   While a portion of this improvement is due to the addition of the leased facility in Bessemer, Alabama, the bulk of the increase is due to
higher sales in existing markets.   This is particularly significant because
Williams Bridge Company's strongest traditional customers, the states of Virginia and Maryland, have not been bidding much work due to severe budgetary
concerns.   Williams Bridge Company not only produced more work but also
produced higher profit margins when the years are compared.   It is also
significant to note that the addition of the Bessemer plant is responsible for approximately $600,000 in increased G&A costs for the subsidiary; overhead increasing accordingly.

     The Construction segment also showed noteworthy changes, increasing
revenues by 17% while holding the segment's Direct Costs steady.   Much of
this change is due to the fact that Williams Steel Erection Company, Inc. has been able to eliminate its labor shortage as a result of softness in the nation's economy coupled with its aggressive hiring program, which is linked to the subsidiary's apprenticeship program.

     The Sales and Services segment had a 22% decline in revenues when Fiscal
2002 is compared to Fiscal 2001.   The segment also had an 11% increase in
Direct Costs as a percentage of revenue, a significant portion of which resulted from increases in workers compensation expenses due to a series of
accidents.   Because the segment has substantial fixed-cost expenses, such as crane leases, profit margins decline sharply on reduced revenues.

     Part of the Sales and Services segment's difficulties stemmed from new competition in the marketplace, but other areas of concern involved accidents, the segment's inability to sell underperforming assets and changes in the segment's sales staff.

2.  Fiscal Year 2001 Compared to Fiscal Year 2000

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

     In the absence of many "mega" or extremely large construction projects, the Construction segment performed a multitude of smaller jobs in Fiscal 2001
to keep its revenues close to those of Fiscal 2000.   Institutional projects,
such as schools and Post Offices, comprised a significant component of the segment's work in contrast to the commercial construction of the prior year.

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


3.  Fiscal Year 2000 Compared to Fiscal Year 1999

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

     The information below summarizes Williams Industries, Inc.'s sensitivity to market risks associated with fluctuations in interest rates as of July 31, 2002. To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity of the Company's credit facility and tax-exempt bond in effect at
July 31, 2002.   Notes 5 and 12 to the Consolidated Financial Statements
contain descriptions of the Company's credit facilities and tax-exempt bond and should be read in conjunction with the table below.


Financial Instruments by Expected Maturity Date
     (In Thousands Except Interest Rates)

 Year Ending July 31,             2003       2004       2005
                                --------   --------   --------
Interest Rate Sensitivity
Notes Payable:
  Variable Rate                  $  439     $2,545      $ 425
  Average Interest Rate           5.03%      5.83%      4.96%

  Fixed Rate                     $1,681     $  797      $ 555
  Fixed Interest Rate             7.80%      8.49%      8.00%


Year Ending July 31,        2006    Thereafter    Total    Fair Value
                          --------  ----------  ---------  ----------
  Variable Rate            $ 381     $  802       $4,592     $4,600
  Average Interest Rate    4.87%      2.53%        5.02%

  Fixed Rate               $ 294     $1,850       $5,177     $5,200
  Fixed Interest Rate       8.50%     8.70%        8.29%




Item 8. Williams Industries, Incorporated Consolidated Financial Statements for the Years ended July 31, 2002, 2001, and 2000.


         (See pages which follow.)




Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

     None.



Part III

     Pursuant to General Instruction G(3) of Form 10-K, the information required by Part III (Items 10, 11, 12 and 13) is hereby incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, in connection with the Company's Annual Meeting of Shareholders scheduled to be held November 9, 2002.


Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

The following documents are filed as a part of this report:

1. Consolidated Financial Statements of Williams Industries, Incorporated and Independent Auditors' Reports.

Report of Aronson and Company

Report of the Audit Committee

Consolidated Balance Sheets as of July 31, 2002 and 2001.

Consolidated Statements of Earnings
     for the Years Ended July 31, 2002, 2001, and 2000.

Consolidated Statements of Stockholders' Equity for the Years Ended July 31, 2002, 2001, and 2000.

Consolidated Statements of Cash Flows
     for the Years Ended July 31, 2002, 2001, and 2000.

Notes to Consolidated Financial Statements for the Years Ended July 31, 2002, 2001, and 2000.

Schedule II -- Valuation and Qualifying Accounts for the Years Ended July 31, 2002, 2001, and 2000 of Williams Industries, Incorporated.


(All included in this report in response to Item 8.)


2.  (a) Schedules to be Filed by Amendment to this Report

          NONE

    (b)Exhibits:

    (3) Articles of Incorporation: Incorporated by reference to Exhibits 3(a) of the Company's 10-K for the fiscal year ended July 31, 1989. By-Laws:
Incorporated by reference to Exhibit 3 of the Company's 8-K filed September 4, 1998.

(21)     Subsidiaries of the Company

          Name                              State of
                                       Incorporation

     Arthur Phillips & Company, Inc.*           MD
     Capital Benefit Administrators, Inc.*      VA
     John F. Beasley Construction Company*      TX
     Greenway Corporation                       MD
     IAF Transfer Corporation*                  VA
     Insurance Risk Management Group, Inc.      VA
     Piedmont Metal Products, Inc.              VA
     S.I.P. Inc. of Delaware                    DE
     Williams Bridge Company                    VA
     Williams Enterprises, Inc.*                DC
     Williams Equipment Corporation             DC
     WII Realty Management, Inc.                VA
     Williams Steel Erection Company            VA

 * Not Active







SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          WILLIAMS INDUSTRIES, INCORPORATED



September 16, 2002            /s/ Frank E. Williams, III
                              -------------------------------
                              Frank E. Williams, III
                              President and Chairman of
                              the Board
                              Chief Financial Officer



CERTIFICATIONS

I, Frank E. Williams, III, certify that:

1. I have reviewed this annual report on Form 10-K of Williams Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual reports.


                              /s/ Frank E. Williams, III
                              -------------------------------
                              Frank E. Williams, III
                              President and Chairman of
                              the Board
                              Chief Financial Officer





Independent Auditor's Report



To the Board of Directors and Stockholders
Williams Industries, Incorporated
Manassas, Virginia


We have audited the accompanying Consolidated Balance Sheets of Williams Industries, Incorporated as of July 31, 2002 and 2001, and the related Consolidated Statements of Earnings, Stockholders' Equity and Cash Flows for the years then ended. Our audits also included the financial statement schedule for the years ended July 31, 2002 and 2001 listed in Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Williams Industries, Incorporated as of July 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


Aronson & Company


Rockville, Maryland
September 10, 2002






REPORT OF THE AUDIT COMMITTEE

The Audit Committee of the Board of Directors is composed of three outside directors. Its primary function is to oversee the Company's system of internal controls, financial reporting practices and audits to determine that their quality, integrity and objectivity are sufficient to protect stockholder interests.

The Audit Committee, either in person or by conference call, met three times during Fiscal 2002 to review the overall audit scope, plans and results of the independent auditors, the Company's internal controls, emerging accounting issues, expenses, and audit fees. The Committee met separately without management present and with the independent auditors to discuss the audit.
The Committee reviewed the Company's annual financial statements prior to
issuance.   Audit Committee findings are reported to the full Board of
Directors.

The Audit Committee is satisfied that the internal control system is adequate and that the Company employs appropriate accounting and auditing procedures.


Stephen N. Ashman
Chairman, Audit Committee






                  WILLIAMS INDUSTRIES, INCORPORATED
                CONSOLIDATED STATEMENTS OF EARNINGS
              YEARS ENDED JULY 31, 2002, 2001 and 2000

($000 omitted except earnings per share)

                                2002       2001       2000
                             ---------  ---------  ---------
REVENUE:
   Construction              $ 14,481   $ 12,386   $ 12,820
   Manufacturing               33,978     27,210     21,321
   Sales and service            7,764      9,889      7,953
   Other revenue                  281      1,023        782
                             ---------  ---------  ---------
      Total revenue            56,504     50,508     42,876
                             ---------  ---------  ---------

DIRECT COSTS:
   Construction                 9,475      8,178      8,578
   Manufacturing               19,672     17,277     14,223
   Sales and service            5,565      6,023      4,822
                             ---------  ---------  ---------
      Total direct costs       34,712     31,478     27,623
                             ---------  ---------  ---------
GROSS PROFIT                   21,792     19,030     15,253
                             ---------  ---------  ---------
OTHER INCOME                       96        107        115
                             ---------  ---------  ---------
EXPENSES:
   Overhead                     8,026      5,228      4,449
   General and administrative   8,991      8,480      6,497
   Depreciation
      and amortization          1,553      1,589      1,185
   Interest                       715        840        911
                             ---------  ---------  ---------
      Total expenses           19,285     16,137     13,042
                             ---------  ---------  ---------
EARNINGS BEFORE INCOME
   TAXES,EQUITY EARNINGS
   AND MINORITY INTERESTS       2,603      3,000      2,326

INCOME TAX PROVISION              962        405        892
                             ---------  ---------  ---------
EARNINGS BEFORE EQUITY
   EARNINGS AND MINORITY
   INTERESTS                    1,641      2,595      1,434
      Equity in earnings of
         unconsolidated
         affiliates              -          -           120
                             ---------  ---------  ---------
EARNINGS BEFORE
   MINORITY INTERESTS           1,641      2,595      1,554
      Minority Interests in
         consolidated
         subsidiaries             (28)       (77)       (67)
                             ---------  ---------  ---------
NET EARNINGS                  $ 1,613    $ 2,518    $ 1,487
                             =========  =========  =========
EARNINGS PER COMMON SHARE:
   EARNINGS PER
      COMMON SHARE-BASIC       $ 0.45     $ 0.70     $ 0.41
                             =========  =========  =========
   EARNINGS PER
      COMMON SHARE-DILUTED     $ 0.45     $ 0.70     $ 0.41
                             =========  =========  =========

See Notes To Consolidated Financial Statements.


                   WILLIAMS INDUSTRIES, INCORPORATED
                     CONSOLIDATED BALANCE SHEETS
                    AS OF JULY  31, 2002 AND 2001
($000 Omitted)
                                 ASSETS
                                          2002         2001
                                        --------     --------
CURRENT ASSETS
Cash and cash equivalents               $ 3,380      $ 3,748
Restricted cash                              50           49
Certificates of deposit                     705          693
Accounts receivable, (net of
   allowances for doubtful accounts
   of $1,406 in 2002 and $1,075 in 2001):
  Contracts
    Open accounts                        14,535        9,734
    Retainage                               656          912
    Trade                                 1,523        2,473
    Other                                 1,017        1,133
                                        --------     --------
        Total accounts receivable - net  17,731       14,252
                                        --------     --------
Inventory                                 4,866        3,619
Costs and estimated earnings in excess
   of billings on uncompleted contracts   1,509        2,493
Prepaid expenses                          2,263        1,151
                                        --------     --------
        Total current assets             30,504       26,005
                                        --------     --------
PROPERTY AND EQUIPMENT, AT COST          20,209       19,228
    Accumulated depreciation            (12,238)     (11,089)
                                        --------     --------
        Property and equipment, net       7,971        8,139
                                        --------     --------
OTHER ASSETS
   Deferred income taxes                  2,246        3,067
   Other                                  1,535          531
                                        --------     --------
         Total other assets               3,781        3,598
                                        --------     --------
TOTAL ASSETS                            $42,256      $37,742
                                        ========     ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                          2002         2001
                                        --------     --------
CURRENT LIABILITIES
Current portion of notes payable        $ 2,120      $ 1,638
Accounts payable                         4,900        4,684
Accrued compensation and
   related liabilities                   1,858        1,635
Billings in excess of costs
   and estimated earnings
   on uncompleted contracts              4,104        2,902
Deferred income                             99          124
Other accrued expenses                   3,462        3,103
Income taxes payable                       137           15
                                       --------     --------
       Total current liabilities        16,680       14,101

LONG-TERM DEBT
Notes payable, less current portion      7,649        7,049
                                       --------     --------
       Total liabilities                24,329       21,150
                                       --------     --------
MINORITY INTERESTS                         212          378
                                       --------     --------

COMMITMENTS AND CONTINGENCIES             -            -

STOCKHOLDERS' EQUITY
Common stock - $0.10 par value,
   10,000,000 shares authorized;
   3,575,776 and 3,601,196 shares
   issued and outstanding                  358          360
Additional paid-in capital              16,348       16,458
Accumulated earnings (deficit)           1,009         (604)
                                       --------     --------
       Total stockholders' equity       17,715       16,214
                                       --------     --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                   $42,256      $37,742
                                       ========     ========

    See Notes To Consolidated Financial Statements.


                       WILLIAMS INDUSTRIES, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED JULY 31, 2002, 2001 AND 2000
($000 Omitted)
                                             2002      2001      2000
                                           --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                             $ 1,613   $ 2,518   $ 1,487
  Adjustments to reconcile net earnings
       to net cash provided by operating
       activities:
   Depreciation and amortization             1,553     1,589     1,185
   Increase (decrease) in allowance
     for doubtful accounts                     331    (1,787)    1,573
   Loss (gain) on disposal of property,
     plant and equipment                         5       (84)      (15)
   Decrease in deferred income tax assets      821       346       846
   Minority interest in earnings                28        77        67
   Gain on disposal of consolidated subsidiary (83)      -         -
   Equity in earnings of affiliates            -         -        (120)
   Dividend from unconsolidated affiliate      -         -         125
  Changes in assets and liabilities:
   (Increase) decrease
     in open contracts receivable           (5,007)    4,002    (3,983)
    Decrease (increase) in contract retainage  256      (529)     (213)
    Decrease (increase) in trade receivables   270      (546)      352
    Increase in contract claims                -        (492)      -
    Decrease (increase) in other receivables    95      (524)      503
    (Increase) decrease  in inventory       (1,247)     (608)      708
    Decrease (increase) in costs and
      estimated earnings in excess of
      billings on uncompleted contracts        984      (948)      (64)
    Increase in billings in excess of
      costs and estimated earnings on
      uncompleted contracts                  1,202       493       187
    Increase in prepaid expenses            (1,112)       (7)     (519)
    (Increase) decrease in other assets       (808)      241        97
    Increase (decrease) in accounts payable    733      (373)       31
    Increase in accrued compensation
      and related liabilities                  229       354       256
    Decrease in deferred income                (25)      (97)     (127)
    Increase in other accrued expenses         345       121       105
    Increase (decrease)
      in income taxes payable                  160      (105)      (10)
                                           --------  --------  --------
NET CASH PROVIDED BY OPERATING ACTIVITIES      343     3,641     2,471
                                           --------  --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property,
    plant and equipment                     (1,392)     (996)     (932)
  (Increase) decrease in restricted cash        (1)       19        (7)
  Proceeds from sale of
    property, plant and equipment                1       864       431
  Sale of subsidiary                           100       -         -
  Cash of subsidiary sold                     (262)      -         -
  Purchase of subsidiary                       (86)   (1,302)      -
  Purchase of certificates of deposit          (17)     (118)      (89)
   Maturities of certificates of deposit         5       106       146
                                           --------  --------  --------
NET CASH USED IN INVESTING ACTIVITIES       (1,652)   (1,427)     (451)
                                           --------  --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                   8,246     5,932     3,891
  Repayments of notes payable               (7,145)   (6,934)   (4,477)
  Issuance of common stock                      77        23        12
  Repurchase of common stock                  (189)      -         -
  Minority interest dividends                  (48)      (55)      (23)
                                           --------  --------  --------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                         941    (1,034)     (597)
                                           --------  --------  --------

NET (DECREASE) INCREASE
  IN CASH AND CASH EQUIVALENTS                (368)    1,180     1,423
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR 3,748     2,568     1,145
                                           --------  --------  --------
CASH AND CASH EQUIVALENTS, END OF YEAR      $3,380    $3,748    $2,568
                                           --------  --------  --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION  (SEE NOTE 13)

      See Notes To Consolidated Financial Statements.

                    WILLIAMS INDUSTRIES, INCORPORATED
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                YEARS ENDED JULY 31, 2002, 2001 and 2000
($000 0mitted)
                                         Additional  Accumulated
                         Number   Common   Paid-In    Earnings
                       of Shares  Stock    Capital   (Deficit)   Total
                       ---------  ------  ---------  ---------  --------
BALANCE, JULY 31, 1999    3,588   $ 359    $16,424   $(4,609)  $ 12,174
 Issuance of stock            3       0         12       -           12
 Net earnings
 for the year *             -       -          -       1,487      1,487
                       ---------  ------  ---------  ---------  --------

BALANCE, JULY 31, 2000    3,591     359     16,436    (3,122)    13,673
 Issuance of stock           10       1         22       -           23
 Net earnings
 for the year *             -       -          -       2,518      2,518
                       ---------  ------  ---------  ---------  --------
BALANCE, JULY 31, 2001    3,601     360     16,458      (604)    16,214
 Issuance of stock           18       2         75       -           77
 Repurchase of stock        (43)     (4)      (185)                (189)
 Net earnings
 for the year *             -       -         -        1,613      1,613
                       ---------  ------  ---------  ---------  --------

BALANCE, JULY 31, 2002    3,576   $ 358    $16,348   $ 1,009    $17,715
                       =========  ======  =========  =========  ========

* There were no items of other comprehensive income during the year.

                   WILLIAMS INDUSTRIES, INCORPORATED

                         NOTES TO CONSOLIDATED
                         FINANCIAL STATEMENTS
                               YEARS ENDED
                     JULY 31, 2002, 2001 AND 2000

SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

     Business - Williams Industries, Incorporated operates in the commercial, industrial, institutional, governmental and infrastructure construction markets, primarily in the Mid-Atlantic region of the United States.

     The Company's main lines of business include: steel, precast concrete and miscellaneous metals erection and installation; crane rental, heavy and specialized hauling and rigging; fabrication of welded steel plate girders, rolled steel beams, steel decking, and light structural and other metal products. Through July 31, 2001, the Company was also in the business of selling insurance, safety and related services.

     Basis of Consolidation - The consolidated financial statements include the accounts of Williams Industries, Inc. and all of its majority-owned subsidiaries (the "Company").

     All material intercompany balances and transactions have been eliminated in consolidation.

     Unconsolidated Affiliates - Through July 31, 2000, the Company's 42.5% ownership interest in S.I.P., Inc. of Delaware was accounted for using the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of distributions and undistributed earnings and losses of the investee.

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

     Impairment of Long-Lived Assets - In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company evaluates the potential impairment of long-lived assets based on projections of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying value amount of an asset may not be fully recoverable. Management believes no material impairment of its assets exists at July 31, 2002.

     Earnings Per Common Share - "Earnings Per Common Share-Basic" is based on the weighted average number of shares outstanding during the year. "Earnings Per Common Share-Diluted" is based on the shares outstanding and the weighted average of common stock equivalents outstanding which consisted of stock options during the years ended July 31, 2002, 2001 and 2000.

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

     Inventories - Materials inventory consists of structural steel, steel plates, and galvanized steel coils. Costs of materials inventory is accounted for using either the specific identification method or average cost. The cost of supplies inventory is accounted for using the first-in, first-out, (FIFO) method.

     Allowance for Doubtful Accounts - Allowances for uncollectible accounts and notes receivable are provided on the basis of specific identification.

     Income Taxes - Williams Industries, Inc. and its subsidiaries file
consolidated federal income tax returns.   The provision for income taxes has
been computed under the requirements of Statement of Financial Accounting
Standards (SFAS) No. 109, "Accounting for Income Taxes".   Under SFAS No. 109,
deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

RECENT ACCOUNTING PRONOUNCEMENT:

     During the Company's year ended July 31, 2002, the Accounting Standards Board issued SFAS's No.144, Accounting for the Impairment or Disposal of Long Lived Assets); No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections; and No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

     SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes SFAS No. 121 and requires a loss be recognized only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and that the impairment be measured as the difference between the carrying amount and the fair value of the asset. This statement also requires (a) that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to the owners in a spin-off be considered held and used until it is disposed and (b) that long-lived assets to be disposed of by sale due to discontinued operations are no longer measured on a net realizable value basis, and future operations losses are no longer recognized before they occur. The Company will comply with this Standard and does not believe it will have any impact on its financial statements.

     SFAS No. 145, among other clarifications, eliminates an inconsistency between required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that are economically similar to sale-leaseback transactions. Management will follow the standards for all future sale-leaseback transactions and extinguishment of debt transactions and does not believe the adoption of this standard will have any impact on its financial statements.

     In addition, SFAS No. 145 rescinds previous standards that required that material extinguishments of debt be reported as extraordinary items in the Statement of Income. Under SFAS No. 145, such extinguishments must be treated as operating gains and losses unless circumstances are such that they would otherwise qualify as extraordinary under APB Opinion No. 30. Such circumstances are expected to rarely exist. Management does not believe the adoption will have any impact on its financial statements.

     SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a restructuring)." Under Issue No. 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair market value only when the liability is incurred and not when management has completed the plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002 and the Company expects to adopt this new Standard with its fiscal year beginning August 1, 2002. The Company does not have any plans associated with an exit or disposal of an activity and, therefore does not believe the adoption of this standard will have an impact on its financial statements


1.     CONTRACT CLAIMS

     The Company maintains procedures for review and evaluation of performance on its contracts. Occasionally, the Company will incur certain excess costs due to circumstances not anticipated at the time the project was bid. These costs may be attributed to delays, changed conditions, defective engineering or specifications, interference by other parties in the performance of the contracts, and other similar conditions for which the Company believes it is entitled to reimbursement by the owner, general contractor, or other participants. These claims are recorded at the estimated net realizable amount after deduction of estimated costs of collection. There was one contract claim receivable of approximately $490,000 at July 31, 2002 and 2001, respectively.


2.     RELATED-PARTY TRANSACTIONS

     Mr. Frank Williams, Jr., who owns or controls approximately 36% of the Company's stock at July 31, 2002, and is a director of the Company, also owns a controlling or substantial interest in the outstanding stock of Williams Enterprises of Georgia, Inc., Williams and Beasley Company and Structural Concrete Products, LLC. Each of these entities did business with the Company during the three years ended July 31, 2002. Net billings to and (from) these entities were $1,295,000, $1,320,000 and ($997,000) for the years ended July 31, 2002, 2001 and 2000,respectively. At July 31, 2002, 2001 and 2000, the
Company had net accounts receivable balances from these entities of $1,777,000, $863,000 and $490,000, respectively.

     Mr. Williams, Jr. is a former director of Concrete Structures, Inc.
(CSI), a former subsidiary of the Company, which was operating under the supervision of the U.S. Bankruptcy Court for the Eastern District of Virginia, Richmond Division. During the years ended July 31, 2002, 2001, and 2000, there were no billings to this entity. During the year ended July 31, 2001, the Company agreed to accept approximately $130,000 as full and final payment on a note receivable from CSI. Since the note was fully reserved, this amount was recognized as Other Income during the year ended July 31, 2001.

     During the years ended July 31, 2002, 2001 and 2000, the Company borrowed $0, $850,000 and $950,000 from Mr. Williams, Jr., which was repaid. The money was used to fund short-term cash flow requirements of the Company.

     Amounts due to current and former directors of the Company amounted to approximately $144,000, $135,000 and $123,000 at July 31, 2002, 2001 and 2000,
respectively. These are included in Notes payable and Other accrued expenses on the Consolidated Balance Sheet.

     On October 1, 2001, the Company sold its entire 64% interest in Construction Insurance Agency, Inc. (CIA) to George R. Pocock, an officer of the Company, for $300,000 and realized a gain of $82,646, which is included in Other Income in the Consolidated Statements of Earnings. The Company received $100,000 in cash and a $200,000 note bearing interest at 7.5%, which is due October 1, 2005 and is secured by the CIA stock. The note is to be paid in 47 equal installments of $2,374 including interest and principal, and a single payment of $138,812. At July 31, 2002, the balance due on the note was $176,133. Billings from CIA were $350,000 for the year ended July 31, 2002. In addition, the sale agreement included a provision for the retention of the purchaser's services to provide continuing risk management services to the Company for a period of four years. The Company maintains the right to terminate this provision of the sale contract at any time providing a 90 day notice. For the years ending July 31, 2003, 2004 and 2005, the Company has agreed to pay $64,000, $63,000 and $61,000, respectively, for such risk management services.

     During the year ended July 31, 2002, the Company entered into an agreement with Alabama Structural Products, Inc., a subsidiary of a company owned by Frank E. Williams, Jr., a Director of the Company, to lease a 21,000 square foot building in Gadsden, AL. The lease payment is $2,500 per month.

     During the year ended July 31, 2000 the Company entered into an agreement with the Williams Family Limited Partnership to lease approximately 17 acres of unimproved real estate adjoining its Prince William County, Virginia properties. The initial lease term is for five years, with an extension option for an additional five years. The base annual rent will be calculated on the capitalized cost of the property times the partnership's costs of funds (margin rate) plus one percent, which is currently $4,666 per month. The lease contains an option to purchase up to ten acres at the "original pro-rata cost" of $567,500. The Company recognized lease expense of $61,000 and $84,000 in the years ended July 31, 2002 and 2001, respectively.

     The Company believes these related party transactions are consistent with the terms and conditions that would exist with unrelated parties.


3.     CONTRACTS IN PROCESS

     Comparative information with respect to contracts in process consisted of the following at July 31(in thousands):

                                              2002          2001
                                           ---------     ---------
Expenditures on uncompleted contracts      $ 23,954      $ 21,819
Estimated earnings                           10,911        10,105
                                           ---------     ---------
                                             34,865        31,924
Less: Billings                              (37,460)      (32,333)
                                           ---------     ---------
                                           $ (2,595)     $   (409)
                                           =========     =========

Included in the accompanying balance sheet under the following captions:

Costs and estimated earnings in excess
    of billings on uncompleted contracts    $ 1,509       $ 2,493
Billings in excess of costs and estimated
    earnings on uncompleted contracts        (4,104)       (2,902)
                                           ---------     ---------
                                            $(2,595)      $  (409)
                                           =========     =========

     Billings are based on specific contract terms that are negotiated on an individual contract basis and may provide for billings on a unit price, percentage of completion or milestone basis.




4.     PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at July 31 (in thousands):

                                      2002                     2001
                             -----------------------  -----------------------
                                       Accumulated              Accumulated
                               Cost    Depreciation     Cost    Depreciation
                             -------  -------------   -------  -------------
Land and buildings           $ 5,886      $ 2,530     $ 5,697     $ 2,321
Automotive equipment           1,943        1,523       1,929       1,415
Cranes and heavy equipment     8,864        6,041       8,222       5,388
Tools and equipment            1,309          784       1,331         669
Office furniture and fixtures    308          193         329         220
Leased property under
  capital leases                 600          460         600         400
Leasehold improvements         1,299          707       1,120         676
                             -------      -------     -------     -------
                             $20,209      $12,238     $19,228     $11,089
                             =======      =======     =======     =======


5.  NOTES AND LOANS PAYABLE

     Notes and loans payable consisted of the following at July 31 (in thousands):

                                                      2002        2001
Collateralized:                                     --------    --------
Loan payable to United Bank; collateralized by
 real estate, inventory and equipment; monthly
 payments of principal plus interest at 8.7%
 fixed; due April 1, 2014                            $2,148      $2,256

Loan payable to United Bank; collateralized by
 real estate, inventory and equipment; monthly
 payments of principal plus interest at 8.7%
 fixed; due April 1,2009                                470         522

Total Lines of Credit; collateralized by real
 estate, inventory and equipment; $2,500 available
 at July 31, 2002 with monthly payments of interest
 only at prime plus 0.50%, due in 2004; $4,600
 available at July 31, 2001 with monthly payments
 of interest only at prime plus 1.25%; and monthly
 payments of principal and interest at: prime plus
 1.25%, and 6.75% to 7.75%                            2,110       2,248

Obligations under capital leases; collateralized by
 leased property; interest from 8.34% to 18.81% for
 2002 (one $8,000 capital lease at 18.81%); and
 8.34% to 15.1% for 2001, payable in varying
 monthly installments through 2005                      380         540

Installment obligations collateralized by machinery
 and equipment or real estate; interest ranging to
 11.3% for 2002 and for 2001; payable in varying
 monthly installments of principal and interest
 through 2008                                         2,698       1,146

Industrial Revenue Bond; collateralized by a letter
 of credit which in turn is collateralized by real
 estate; principal payable in varying monthly
 installments through 2012; variable interest based
 on third party calculations, 1.83% at July 31, 2002    960       1,030

Unsecured:
 Related party note; interest at 10.0%
 for 2002 and 2001                                       88          88

Installment obligations with interest from 4.42% to
 10.5% for 2002 and 6.0% to 12.1% for 2001; due in
 varying monthly installments of principal and
 interest through 2005                                  915         857
                                                    --------    --------
Total Note Payable                                    9,769       8,687
Notes Payable - Long Term                            (7,649)     (7,049)
                                                    --------    --------
Current Portion                                      $2,120      $1,638
                                                    ========    ========


Contractual maturities of the above obligations at July 31, 2002 are as follows:

          Year Ending July 31:     Amount
          --------------------    --------
                    2003          $ 2,120
                    2004            3,342
                    2005              980
                    2006              675
                    2007              458
                    2008 and after  2,194
                                  --------
                   TOTAL           $9,769
                                  ========

     As of July 31, 2002 and 2001, the carrying amounts reported above for long term notes and loans payable approximate fair value based upon interest rates for debt currently available with similar terms and remaining maturities.


6.     INCOME TAXES

     As a result of tax losses incurred in prior years, the Company at July 31, 2002 has tax loss carryforwards amounting to approximately $4.3 million. These loss carryforwards will expire from 2008 through 2011. Under SFAS No. 109, the Company is required to recognize the value of these tax loss carryforwards if it is more likely than not that they will be realized. The Company utilized, for federal income tax purposes, $2.8 million of its tax loss carryforwards during the year ended July 31, 2002. The Company also utilized approximately $1.2 million and $3.4 million of the benefit available from its tax loss carryforwards during the years ended July 31, 2001 and 2000, respectively.

     The components of the income tax provision (benefit) are as follows for the years ended July 31:

                                              2002      2001      2000
                                             ------    ------    ------
                                                   (In thousands)
Current provision (benefit)
  Federal                                     $ -       $(48)     $ -
  State                                        141        63        45
                                             ------    ------    ------
Total current provision                        141        15        45
                                             ------    ------    ------
Deferred provision (benefit)
  Federal                                      654       473       713
  State                                        167       (83)      134
                                             ------    ------    ------
Total deferred provision                       821       390       847
                                             ------    ------    ------
Total income tax provision                    $962      $405      $892
                                             ======    ======    ======

     The differences between the tax provision calculated at the statutory federal income tax rate and the actual tax provision for each year ended July 31 are shown in the table directly below.

                                              2002      2001      2000
                                             ------    ------    ------
                                                   (In thousands)
Tax at statutory federal rate                $ 814     $ 959     $ 791
State income taxes                             208       240       101
Change in valuation reserve                    (60)     (794)      -
Actual income tax provision                  $ 962     $ 405     $ 892

     The primary components of temporary differences which give rise to the Company's net deferred tax asset are shown in the following table.

     As of July 31,                           2002      2001
                                             -------   -------
                                              (In thousands)
Deferred tax assets:
  Reserve and other nondeductible accruals   $2,201    $1,781
  Net operating loss & capital loss
             carryforwards                    1,897     3,116
  Valuation reserve                            (785)     (982)
                                             -------   -------
Total deferred tax asset                      3,313     3,915
                                             -------   -------
Deferred tax liability:
  Property and equipment                       (771)     (453)
  Inventories                                  (296)     (395)
                                             -------   -------
Total deferred tax liability                 (1,067)     (848)
                                             -------   -------
Net deferred tax asset                       $2,246    $3,067
                                             =======   =======

7.  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     During the year ended July 31, 2001, the Company purchased 584 shares or approximately 56% of the outstanding stock of S.I.P. for $1,302,000, bringing the total investment to approximately $2,345,000 through July 31, 2001, which gave the Company 98% ownership and full control of its operations. During the year ended July 31, 2002, the Company purchased the remaining 2%. The aggregate investment in S.I.P. is $2,389,000.

     In addition, the stock purchase agreements provide for additional payments to be made annually based upon the net earnings of S.I.P through July 31, 2006. For the year ended July 31, 2001, the Company made payments to the previous owners, including the current president of S.I.P., of approximately $42,000.

     The purchase has been accounted for and any additional payments will be accounted for under the purchase method of accounting. S.I.P's financial information has been consolidated in the accompanying Consolidated Balance Sheet as of July 31, 2002 and 2001, and the related Consolidated Statements of Earnings, Equity and Cash Flows for the years then ended.

     A pro-forma presentation of the operating results of the Company, had S.I.P. been consolidated at the beginning of the year ended July 31, 2000, is as follows (in thousands):

              Total Revenue                                  $47,760

              Net Earnings                                   $ 1,613

              Earnings per common share - basic and diluted  $  0.45


8.  DISPOSITION OF ASSETS

     During the year ended July 31, 2002, the Company sold its entire 64% interest in Construction Insurance Agency, Inc. to George R. Pocock, an officer of the Company. The sales price was $300,000 and the Company recorded a gain of $83,000, which is included in "Other Income" on the Consolidated Statement of Earnings.

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

     In January 1998, the Company sold its 2.25 acre headquarters property in Fairfax County, Virginia for $1,430,000. The Company also entered into a lease for several buildings on the property. The transaction resulted in a gain of approximately $560,000 of which $71,000 and $115,000 is included in "Other Income" in the Consolidated Statements of Earnings for the years ended July 31, 2001 and 2000, respectively.


9.  COMMON STOCK OPTIONS

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

     The Company also issues options to non-employee directors on an annual basis. The shares issued upon exercise of these options are issued pursuant to Rule 144 of the 1933 Securities Act.

     The options that have been approved and issued by the Company's Board of Directors for the last five years are as follows:

                          1998     1999     2000     2001     2002    Total
                        -------  -------  -------  -------  -------  -------
Board of Directors/
 Section 144 Issue       12,000   17,500   12,500   12,500   12,500   67,000

Officers/Key Employees
 1996 Plan               12,000   30,000   18,500   19,000   22,500  102,000
                        -------  -------  -------  -------  -------  -------
                         24,000   47,500   31,000   31,500   35,000  169,000
                        =======  =======  =======  =======  =======  =======

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

                                 2002         2001         2000
Net Earnings (in thousands)     ------       ------       ------
  As reported                   $1,613       $2,518       $1,487
  Pro forma                      1,525        2,476        1,416

Earnings per share - Basic
  As reported                   $ 0.45       $ 0.70       $ 0.41
  Pro forma                       0.43         0.69         0.39

Earnings per share - Diluted
  As reported                   $ 0.45       $ 0.70       $ 0.41
  Pro forma                       0.43         0.69         0.39


     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


Year ended July 31,              2002         2001         2000
                                ------       ------       ------
Dividend yield                   0.00%        0.00%        0.00%
Volatility rate                 57.56%       55.80%       84.70%
Discount rate                    2.89%        5.40%        6.00%
Expected term (years)               5            5            5

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


Stock option activity and price information follows:

                            Weighted            Average
                             Number            Exercise
                           of Shares            Price
                           ---------          ---------
Balance at:
  August 1, 1997               -              $   -
   Granted                   24,000           $  4.30
   Exercised                   -              $   -
   Forfeited                   -              $   -
                           ---------
Balance at:
  July 31, 1998              24,000           $  4.30
   Granted                   47,500           $  3.57
   Exercised                   -              $   -
   Forfeited                   -              $   -
                           ---------
Balance at:
  July 31, 1999              71,500           $  3.82
   Granted                   31,000           $  3.30
   Exercised                   -              $   -
   Forfeited                   -              $   -
                           ---------
Balance at:
  July 31, 2000             102,500           $  3.66
   Granted                   31,500           $  2.82
   Exercised                   -
   Forfeited                   -
                           ---------
Balance at:
  July 31, 2001             134,000          $  3.46
   Granted                   35,000          $  4.97
   Exercised                   -
   Forfeited                   -
                           ---------
Balance at:
  July 31, 2002             169,000          $  3.77
                           =========
Options exercisable
  July 31, 2002             169,000
                           =========


10.  SEGMENT INFORMATION

    The Company and its subsidiaries operate principally in three segments within the construction industry: construction, manufacturing and sales and service. Operations in the construction segment involve structural steel erection, installation of steel and other metal products, and installation of precast and prestressed concrete products. Operations in the manufacturing segment involve fabrication of steel plate girders, rolled beams, and light structural metal products. Operations in the sales and service segment involve the leasing and sale of heavy construction equipment.

     Information about the Company's operations in its different segments for the years ended July 31, is as follows (in thousands):

                                     2002        2001        2000
                                   --------    --------    --------
Revenue:
  Construction                      16,024      14,409      14,299
  Manufacturing                     34,410      27,272      21,681
  Sales and service                  7,908      11,028       8,435
  Other revenue                        281       1,023         782
                                   --------    --------    --------
                                    58,623      53,732       45,197
Inter-company revenue:
  Construction                      (1,543)     (2,023)     (1,479)
  Manufacturing                       (432)        (62)       (360)
  Sales and service                   (144)     (1,139)       (482)
                                   --------    --------    --------
Total revenue                       56,504      50,508      42,876
                                   ========    ========    ========
Operating profits (loss):
  Construction                         983         549         945
  Manufacturing                      3,147       2,695       1,617
  Sales and service                   (939)        392         224
                                   --------    --------    --------
Consolidated operating profits       3,191       3,636       2,786
General corporate income, net          127         204         451
Interest Expense                      (715)       (840)       (911)
Income tax provision                  (962)       (405)       (892)
Equity in earnings (losses) of
       unconsolidated affiliates       -           -           120
                                   --------    --------    --------
Corporate earnings before
       minority interests            1,641       2,595       1,554
                                   ========    ========    ========
Assets:
  Construction                       8,737       8,950       9,122
  Manufacturing                     22,572      16,870      12,045
  Sales and service                  3,011       4,141       4,800
  General corporate                  7,936       7,781       9,039
                                   --------    --------    --------
Total assets                        42,256      37,742      35,006
                                   ========    ========    ========

Accounts receivable
  Construction                       6,604       5,626       6,494
  Manufacturing                      9,402       5,998       4,823
  Sales and service                  1,571       2,031       1,591
  General corporate                    154         597         381
                                   --------    --------    --------
Total accounts receivable           17,731      14,252      13,289
                                   ========    ========    ========
Capital expenditures:
  Construction                         201         114         170
  Manufacturing                        689         543         557
  Sales and service                    106         188       1,040
  General corporate                    396         152         182
                                   --------    --------    --------
Total capital expenditures           1,392         997       1,949
                                   ========    ========    ========
Depreciation and Amortization:
  Construction                         249         243         102
  Manufacturing                        620         556         346
  Sales and service                    485         638         625
  General corporate                    199         152         112
                                   --------    --------    --------
Total depreciation
       and amortization              1,553       1,589       1,185
                                   ========    ========    ========
     The Company utilizes revenues, operating profits and assets employed as measures in assessing segment performance and deciding how to allocate resources.

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

     The majority of revenues have historically been derived from projects on which the Company is a subcontractor of a material supplier, other contractor or subcontractor. Where the Company acts as a subcontractor, it is invited to bid by the firm seeking construction services or materials; therefore, continuing favorable business relations with those firms that frequently bid on and obtain contracts requiring such services or materials are important to the Company. Over a period of years, the Company has established such relationships with a number of companies. During the years ended July 31, 2000, 2001 and 2002, there was no single customer that accounted for more than 10% of consolidated revenues.

     The accounts receivable from the construction segment at July 31, 2002, 2001, and 2000 were due from 35, 43, and 42 unrelated customers, of which 6, 6, and 7 customers accounted for $4,434,000, $3,776,000 and $3,809,000, respectively. The amounts due from these customers is expected to be collected in the normal course of business.

     The accounts receivable from the manufacturing segment at July 31, 2002, 2001, and 2000 were due from 105, 110 and 21 unrelated customers, of which 8, 7 and 5 customers accounted for $5,162,000, $2,404,000 and $4,939,000, respectively. The amounts due from these customers is expected to be collected in the normal course of business.

     The Company does not normally require its customers to provide collateral for outstanding receivable balances.


11.  EMPLOYEE BENEFIT PLAN

     The Company has a defined contribution retirement savings plan covering substantially all employees. The Plan provides for optional Company contributions as a fixed percentage of salaries. The Company contributes 3% of each eligible employee's salary to the plan. During the years ended July 31, 2001, 2000 and 1999, expenses under the plan amounted to approximately $381,000, $312,000 and $292,000, respectively.


12.  COMMITMENTS AND CONTINGENCIES

Industrial Revenue Bond

     In the year ended July 31, 2000, the Company renegotiated its Industrial Revenue Bond with the City of Richmond backed by a Letter of Credit issued by Wachovia Bank, secured by the Company's Richmond manufacturing facility. The Company is current in all of its obligations under the IRB and the Company is in compliance with the covenants contained in the agreement. As of July 31, 2002, the outstanding balance was $960,000. Principal payments are due in increasing amounts through maturity in 2012.

     The Company is party to various claims arising in the ordinary course of its business. Generally, claims exposure in the construction services industry consists of workers' compensation, personal injury, products' liability and property damage. The Company believes that its insurance accruals, coupled with its liability coverage, is adequate coverage for such claims.

Leases

     The Company leases certain property, plant and equipment under operating lease arrangements, including leases with a related party discussed in Note 2,
that expire at various dates though 2011.   Lease expenses approximated
$2,048,000, $1,450,000 and $1,245,000 for the years ended July 31, 2002, 2001, and 2000, respectively. Future minimum lease commitments required under non-cancelable leases are as follows (in thousands):

  Year Ending July 31:        Amount
  -------------------        -------
               2003          $2,067
               2004           1,922
               2005           1,784
               2006           1,587
               2007           1,067
         Thereafter           1,529

Letters of Credit

     The Company's banks have issued $400,000 of letters of credit as collateral for the Company's workers' compensation program.


13.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     During the years ended July 31, 2002, 2001 and 2000, the Company issued several notes payable to acquire assets with a cost of $150,000, $198,000 and $1,017,000, respectively. These amounts are not included in the accompanying Consolidated Statements of Cash Flows because the proceeds went directly to the seller of the assets.

                                    2002          2001          2000
                                  -------       -------       -------
Income Taxes                      $   59        $  143        $   52

Interest                          $  710        $  871        $  424


     During the year ended July 31, 2001, the Company purchased approximately 56% of the outstanding stock of S.I.P., Inc. of Delaware. A summary of the transaction of the acquisition is as follows:

Assets received:
--------------------------
Current Assets                 $ 1,471

Net Property & Equipment           340

Other Assets                         6
                               -------
  Total Assets                 $ 1,817
                               -------

Liabilities Assumed:
Current Liabilities            $  (513)

Long-term Liabilities             (  2)
                               -------
   Total Liabilities           $  (515)
                               -------
Purchase Amount                $(1,302)
                               =======

     During the year ended July 31, 2002, the Company sold its 64% interest in Construction Insurance Agency, Inc.. A summary of the sale is as follows:

Assets sold:
------------------------
Current assets                   $ 827
Net property and equipment          43
                                -------
Total assets                     $ 870
                                =======
Liabilities assumed by purchaser:
--------------------------------
Current liabilities              $ 523
Long-term liabilities               16
                                -------
Total liabilities                $ 539
                                -------
Net equity                        (329)
Less: Minority share              (112)
                                -------
Net investment                    (217)
Sales price                        300
                                -------
Gain on sale                     $  83
                                =======


14.     EARNINGS PER COMMON SHARE

     The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share" (EPS). Earnings per share were as follows:

Year-ended July 31,             2002      2001      2000
                               ------    ------    ------
  EPS - basic                  $0.45     $0.70      $0.41
  EPS - diluted                $0.45     $0.70      $0.41

 The following is a reconciliation of the amounts used in calculating the basic and diluted earnings per share (in thousands)


Year-ended July 31,             2002      2001      2000
                               ------    ------    ------
Earnings - (numerator)
  Net earnings - basic         $1,613    $2,518    $1,487
                               ======    ======    ======
Shares - (denominator)
  Weighted average shares
    outstanding - basic         3,578     3,596     3,589
  Effect of dilutive securities:
    Options                        10        11       -
                               ------    ------    ------
                               $3,588    $3,607    $3,589
                               ======    ======    ======


15.      REDEMPTION OF STOCK

     In January 2001, the Company's Board of Directors authorized the Company to repurchase 175,000 shares of it's own stock. As of July 31, 2002, the Company had repurchased 43,000 shares for $189,000.





                     Williams Industries, Inc.

           Schedule II - Valuation and Qualifying Accounts
              Years Ended July 31, 2002, 2001 and 2000
($000 Omitted)

Column A             Column B        Column C          Column D      Column E
------------------- -----------  --------------------  -----------  ----------
                                     Additions
                                            Charged
                    Balance at  Charged to  to Other                Balance at
                    Beginning   Costs and   Accounts-  Deductions-   End of
Description         of Period   Expenses    Describe    Describe     Period

July 31, 2002:
  Allowance for
  doubtful accounts  $ 1,075      $  0   $ 1,063(3)    $(550)(1)    $ 1,406
                                                        (182)(2)

July 31, 2001:
   Allowance for
    doubtful accounts  2,862       100     1,264(3)     (371)(1)      1,075
                                                      (2,780)(2)

July 31, 2000:
   Allowance for
    doubtful accounts  1,289        28     1,868(3)      (26)(1)      2,862
                                                        (297)(2)

  (1) Collection of accounts previously reserved.

  (2) Write-off from reserve accounts deemed to be uncollectible.

  (3) Reserve of billed extras charged against corresponding revenue account.