Form 10-Q
period 2002-10-31
WILLIAMS INDUSTRIES INC
filed 2002-11-26
CIK 107294

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC  20549

                            FORM 10-Q

       Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


       For Quarter Ended               October 31, 2002

       Commission File No.                   0-8190


              Williams Industries, Incorporated
   (Exact name of registrant as specified in its charter)

                 Virginia                   54-0899518
    (State or other jurisdiction of        (IRS Employer
     incorporation or organization)      Identification No.)

  8624 J.D. Reading Drive, Manassas, Virginia      20109
   (Address of Principal Executive Offices)      (Zip Code)

         P.O. Box 1770, Manassas, Virginia         20109
 (Mailing Address for Principal Executive Offices)

                         (703) 335-7800
     (Registrant's telephone number, including area code)

                         NOT APPLICABLE
    (Former names, former addresses and former fiscal year,
                 if changes since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                       YES  X               NO


                               3,574,388

Number of Shares of Common Stock Outstanding at October 31, 2002

ITEM 1.  Financial Statements

            WILLIAMS INDUSTRIES, INCORPORATED
          CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Unaudited)
($000 Omitted)
                         ASSETS
                        --------
                                  October 31,     July 31,
                                     2002          2002
CURRENT ASSETS                    ----------    ----------
Cash and cash equivalents          $ 1,773       $ 3,380
Restricted cash                         69            50
Certificates of deposit                593           705
Accounts receivable, net            17,943        17,731
Inventory                            4,453         4,866
Costs and estimated earnings
     in excess of billings
     on uncompleted contracts        2,994         1,509
Prepaid and other expenses           2,302         2,263
                                   --------      --------
          Total current assets      30,127        30,504
                                   --------      --------
PROPERTY AND EQUIPMENT, AT COST     20,360        20,209
  Accumulated depreciation         (12,571)      (12,238)
                                   --------      --------
    Property and equipment, net      7,789         7,971
                                   --------      --------
OTHER ASSETS
  Deferred income taxes              2,216         2,246
  Other                              1,879         1,535
                                   --------      --------
          Total other assets         4,095         3,781
                                   --------      --------
TOTAL ASSETS                      $ 42,011      $ 42,256
                                  =========     =========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
CURRENT LIABILITIES
Current portion of notes payable   $ 2,083       $ 2,120
Accounts payable                     5,315         4,900
Billings in excess of costs
     and estimated earnings
     on uncompleted contracts        3,926         4,104
Deferred income                         93            99
Other liabilities                    4,971         5,457
                                   --------      --------
         Total current liabilities  16,388        16,680

LONG-TERM DEBT
Notes payable,
     less current portion            7,640         7,649
                                   --------      --------
          Total Liabilities         24,028        24,329
                                   --------      --------
MINORITY INTERESTS                     218           212
                                   --------      --------
COMMITMENTS AND CONTINGENCIES          -             -

STOCKHOLDERS' EQUITY
Common stock - 3,574,388 and
3,575,776 issued and outstanding       357           358
Additional paid-in capital          16,337        16,348
Retained earnings                    1,071         1,009
                                   --------      --------
     Total stockholders' equity     17,765        17,715
                                   --------      --------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY            $ 42,011      $ 42,256
                                  =========     =========

  See Notes To Condensed Consolidated Financial Statements.

            WILLIAMS INDUSTRIES, INCORPORATED
       CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
($000 omitted)

                                        Three Months Ended
                                             October 31,
                                          2002       2001
                                        --------   --------
REVENUE
    Construction                        $ 3,759    $ 3,588
    Manufacturing                         9,412      7,177
    Sales and service                     1,671      2,178
    Other                                    49        244
                                        --------   --------
         Total revenue                   14,891     13,187
                                        --------   --------
DIRECT COSTS
    Construction                          2,439      2,453
    Manufacturing                         6,092      4,071
    Sales and service                     1,756      1,520
                                        --------   --------
        Total direct costs               10,287      8,044
                                        --------   --------
GROSS PROFIT                              4,604      5,143
                                        --------   --------

EXPENSES
    Overhead                              1,918      1,658
    General and administrative            1,995      2,040
    Depreciation                            411        376
    Interest                                162        173
                                        --------   --------
        Total expenses                    4,486      4,247
                                        --------   --------
EARNINGS BEFORE
  INCOME TAXES
  AND MINORITY INTERESTS                    118        896

INCOME TAX PROVISION                         50        358
                                        --------   --------
EARNINGS BEFORE
  MINORITY INTERESTS                         68        538

Minority interests                           (6)       (10)
                                        --------   --------
NET EARNINGS                             $   62     $  528
                                        ========   ========
EARNINGS PER COMMON
  SHARE- BASIC                           $ 0.02     $ 0.15
                                        ========   ========
EARNINGS PER COMMON
  SHARE- DILUTED                         $ 0.02     $ 0.15
                                        ========   ========
WEIGHTED AVERAGE
 NUMBER OF SHARES
  OUTSTANDING:  BASIC                  3,573,691  3,595,906
                                       ---------  ---------
                DILUTED                3,573,691  3,595,906
                                       ---------  ---------

See Notes To Condensed Consolidated Financial Statements

          WILLIAMS INDUSTRIES, INCORPORATED
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited)

($000 Omitted)                       Three Months Ended
                                         October 31,
                                     2002         2001
                                   --------     --------
NET CASH (USED IN) PROVIDED
  BY OPERATING ACTIVITIES          $(1,413)     $   619

NET CASH USED INVESTING ACTIVITIES    (136)        (620)

NET CASH PROVIDED BY (USED
  IN) FINANCING ACTIVITIES             (58)        (437)
                                   --------     --------
NET DECREASE IN
  CASH AND CASH EQUIVALENTS         (1,607)      (1,676)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                3,380        3,748
                                   --------     --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                    $ 1,773      $ 2,072
                                   ========     ========

SUPPLEMENTAL DISCLOSURES
  OF CASH FLOW INFORMATION:

    Cash paid during the period for:
      Income Taxes                  $  123      $   59
                                   ========    ========
      Interest                      $  161      $  176
                                   ========    ========

  See Notes To Condensed Consolidated Financial Statements.


            WILLIAMS INDUSTRIES, INCORPORATED

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    October 31, 2002


1.  INTERIM FINANCIAL STATEMENTS

     This document includes unaudited interim financial statements that should be read in conjunction with the Company's latest audited annual financial statements. However, in the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the Company's financial position as of October 31, 2002, as well as the results of its operations for the three months ended October 31, 2002 and 2001, respectively, and cash flows for the three months then ended.


2.  RELATED-PARTY TRANSACTIONS

     Mr. Frank E. Williams, Jr., who owns or controls approximately 39% of the Company's stock, and is also a director of the Company, also owns controlling interests in the outstanding stock of Williams Enterprises of Georgia, Inc., and Structural Concrete Products, LLC. Additionally, Mr. Williams, Jr. owns a substantial interest in the Williams and Beasley Company. Each of these entities did business with the company during the three months ended October 31, 2002 and 2001. Net billings to these entities was approximately $399,000 and $3,379,000 for the three months ended October 31, 2002 and 2001, respectively. Costs incurred with these entities was approximately $538,000 and $187,000 for the three months ended October 31, 2002 and 2001, respectively. At October 31, 2002 and 2001 the Accounts Receivable due from these entities were $1,437,000 and $1,904,000 respectively. Accounts Payable to these entities were $310,000 and $187,000 at October 31, 2002 and 2001, respectively.

     The Company is obligated to the Williams Family Limited Partnership under a lease agreement for real property with an option to purchase. The partnership is controlled by individuals, directly or indirectly, who own approximately 42% of the Company. The lease, which has an original term of five years and an extension option for five years, commenced February 15, 2000. The Company recognized lease expense for the three months ended October 31, 2002 and 2001 of $14,000 and $14,000, respectively.

     Mr. George Pocock, who is an officer of the Company, owns a controlling interest in Construction Insurance Agency. Costs incurred with this entity were $100,000 and $29,000 for the three months ended October 31, 2002 and 2001, respectively. Accounts payable to this entity were $39,000 and $2,000 at October 31,2002 and 2001, respectively.


3.  COMMITMENTS/CONTINGENCIES

 The Company entered into a lease on October 1, 2001 for a 300,000 square foot manufacturing plant in Bessemer, AL. The initial term of the lease is for three years at $420,000 per year with a three-year renewal option at $600,000 per year. Rent for the three month periods ended October 31, 2002 and 2001 was $105,000 and $35,000, respectively. The Company has the right to terminate the lease at the conclusion of either the initial three-year term or the three-year renewal option.

     In addition, the Company is obligated to pay $500,000 for the purchase of the plant's equipment, after either the initial term of the lease or the renewal period, unless the plant is purchased. The Company has the right to purchase the plant at any time for $6,000,000.

     The Company is party to various claims arising in the ordinary course of its business. Generally, claims exposure in the construction services industry consists of workers' compensation, personal injury, products' liability and property damage. The Company believes that its insurance accruals, coupled with its liability coverage, is adequate coverage for such claims.


4.  SEGMENT INFORMATION

     Information about the Company's operations in its operating segments for the three months ended October 31, 2002 and 2001 is as follows (in thousands):

                                         Three Months Ended
                                            October 31,
                                          2002       2001
                                       ---------   --------
Revenues:
  Construction                          $ 4,198    $ 4,191
  Manufacturing                           9,632      7,258
  Sales & Service                         1,687      2,213
  Other                                     223        402
                                        --------   --------
                                         15,740     14,064
                                        --------   --------
Intersegment revenues:
  Construction                              439        603
  Manufacturing                             220         81
  Sales & Service                            16         35
  Other                                     174        158
                                        --------   --------
                                            849        877
                                        --------   --------
Consolidated revenues:
  Construction                            3,759      3,588
  Manufacturing                           9,412      7,177
  Sales & Service                         1,671      2,178
  Other                                      49        244
Total Consolidated                      --------   --------
     Revenues                           $14,891    $13,187
                                        --------   --------

Earnings before
  income taxes
  and minority interest:
  Construction                           $  434     $  261
  Manufacturing                             748      1,063
  Sales & Service                          (650)        28
  Other                                    (414)      (456)
                                        --------   --------
  Total                                  $  118     $  896
                                        --------   --------


5.  INVENTORIES

     Materials inventory consists of structural steel, steel plates and galvanized steel coils. Costs of materials inventory is accounted for using either the specific identification method or average cost. The cost of supplies inventory is accounted for using the first-in, first-out,
(FIFO) method.


6.    PURCHASE OF ASSETS

     During the quarter ended October 31, 2002, the Company purchased various fixed assets, for use in its operations, for approximately $230,000. Approximately $158,000 of these fixed assets were purchased through financing at prevailing rates.


7.     STOCKHOLDERS' EQUITY

     Stockholders' Equity declined by approximately $11,000 during the quarter ended October 31, 2002 due to the repurchase of 2,093 shares of the Company's stock.

8.   RECLASSIFICATIONS

     Certain Balance Sheet and Statement of Earnings items for prior periods have been reclassified to conform to current period classifications.


Item 2.  Management's Discussion and Analysis
Financial Condition and Results of Operations

General
-------

     The Company's operations serve the industrial, commercial and institutional construction markets, primarily in the Mid-Atlantic region of the United States. However, during Fiscal 2002, the Company expanded its operations, particularly in the manufacturing segment, to serve more of the southeastern region of the country. A manufacturing facility was opened in Bessemer, Alabama to fabricate steel bridge girders and another plant, designed to fabricate Stay-In-Place decking, is scheduled to begin production in December 2002 in Gadsden, Alabama.

     Demand for the majority of the Company's products and services continues to be strong, due in part to continued governmental spending on infrastructure. The Company's Sales and Services segment continues to
produce less than acceptable results.   Management is evaluating the
potential sale of some of the segment's assets, as well as a corporate restructuring of the subsidiaries that comprise the segment.

     The Company's subsidiaries, through the combination of manufacturing, construction, and heavy hauling and lifting capabilities, offer a turnkey approach for customers, thereby increasing competitiveness on some
contracts.   Each of the subsidiaries maintains its own customer base, but works to translate individual projects into broader opportunities for the Company to obtain work.


Financial Condition
-------------------

     For the quarter ended October 31, 2002, the Company's net working capital decreased slightly from $13,824,000 at July 31, 2002 to $13,739,000 at October 31, 2002.

     Even though the Company increased revenues, accounts receivable only increased slightly, as the Company continues to be aggressive in the collection of accounts. Inventory declined slightly as the Company used materials that had been previously purchased in large quantities for use in upcoming contracts. The large purchases were made as a hedge against anticipated cost increases in raw materials. The Company has adequate inventory on hand for current needs.

     At October 31, 2002, Stockholders' Equity was $17,765,000, an
increase of $50,000 from July 31, 2002.   The Company's issued and
outstanding shares decreased slightly from 3,575,776 shares at July 31, 2002 to 3,574,388 shares at October 31, 2002 due to the Company's repurchase of shares as part of its announced program to purchase approximately 5% of its stock through open-market transactions.

     At October 31, 2002, the Company has about $3.9 million in variable rate notes payable; therefore the continuing decline in interest rates has reduced the Company's interest expense.

     Management believes that operations will generate sufficient cash to fund activities. The Company is engaged in businesses that are cyclical in nature and the use of cash in one quarter tends to be made up in other quarters. However, as revenues increase, it may become necessary to continue increasing the Company's credit facilities to handle short-term cash requirements, particularly in terms of inventory for major fabrication projects. Management, therefore, is focusing on the proper allocation of resources to ensure stable growth.

Three Months Ended October 31, 2002 Compared to
Three Months Ended October 31, 2001

     The Company reported a decline in net income for the quarter ended October 31, 2002 as compared to 2001. Net income was $62,000 or $0.02 per share on total revenue of $14,891,000 for the quarter ended October 31, 2002. Net income was $528,000 or $0.15 per share on total revenue of $13,187,000 for the quarter ended October 31, 2001.

     Overall direct costs, when viewed as a percentage of total revenue,
increased.   For the quarter ended October 31, 2001, overall direct costs were 61% of total revenue. For the quarter ended October 31, 2002, this increased to 69%. This is due to decreased revenue in the Company's Sales and Services segment, as well as increased costs in the manufacturing
segment.   The Sales and Services segment is a relatively fixed-cost
business; therefore costs do not necessarily decrease in relation to revenue declines. In the manufacturing segment, gross margin percentages on recently contracted jobs were obtained at lower profit percentages than
in the prior year.  This was due to increased competition.   Additionally,
costs increased due to cost overruns on work produced in the Company's Bessemer plant.

     The decline in profitability is primarily due to the previously mentioned problems in the Company's Sales and Services' segment. When the quarter ended October 31, 2002 is compared to the quarter ended October 31, 2001, the segment had a decline in revenues of $491,000 and, again on a comparative basis, a change in gross profits of $721,000.  Because of losses in this segment, management is reviewing the operations and long-
term future of this division.   The decision to sell at least 15% of the
segment's under performing assets has already been disclosed and
implementation is occurring.   Other changes, including the termination
of some personnel, as well as the consolidation of operating activities, are in process.

     The Company's manufacturing segment continues to benefit from consistent order flow for bridge girders and decking, both components of the federal government's multi-billion dollar infrastructure improvement
(TEA 21) program.   Manufacturing revenues increased from $7,177,000 for
the quarter ended October 31, 2001 to $9,412,000 for the quarter ended October 31, 2002, due in part to the fully operational status of the
Bessemer plant.   Profitability, however, declined due to reductions in
gross profit margins in the quarter.

     The trend of manufacturing becoming a larger part of the Company's business began with federal funding increases in Fiscal 1999. The increasing proportion of revenues generated by manufacturing is expected to continue as funding for infrastructure programs is scheduled to continue increasing for at least five years.

     The October 2001 addition of the 300,000-square-foot Bessemer, Alabama facility has increased the Company's manufacturing business, opening many new opportunities in the southeastern United States. This facility, which is being leased from Arkansas Steel Processing Inc./ Alabama, provides additional capacity to Williams Bridge Company's Manassas and Richmond, Virginia plants.

     During the quarter ended October 31, 2002, S.I.P. Inc. of Delaware leased a new manufacturing facility in Gadsden, Alabama. S.I.P., which specializes in the manufacture of Stay-In-Place metal bridge deck forms, expanded its operations from Wilmington, Delaware to a leased 20,000 square-foot facility. It is anticipated that actual production will
commence in December.   The second plant will allow S.I.P. to more
effectively compete in the Southeastern markets. New customers in the expanded market area have already awarded S.I.P. several contracts. Management believes that the future prospects for this plant are excellent.

     The Company's construction segment experienced slight revenue growth when the quarters are compared. Construction revenue went from $3,588,000 for the three months ended October 31, 2001 to $3,759,000 for the three
months ended October 31, 2002.   The increase in revenue is due primarily
to several large projects now under construction, most notably at The National Institutes of Health Clinical Research Center in Bethesda, Maryland and the renovation of the National Archives in Washington, D.C. The construction segment is also performing work at more competitive rates in more geographic locations.


BACKLOG

     At October 31, 2002, the Company's backlog was $42.9 million, which is roughly equivalent to the backlog at October 31, 2001. The Company's backlog includes a good mix of work for the Construction and Manufacturing
segments.   Sales and Services work is normally performed as needed and only a small portion of this segment's work is included in the backlog numbers.

     Most of the backlog will be completed within the next 12 months if contract schedules are followed. Management believes that the level of work is sufficient to allow the Company to have adequate work throughout Fiscal 2003.


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

RECENT ACCOUNTING PRONOUNCEMENTS:

     In October 2002, the Financial Accounting Standards Board issued SFAS 147, "Acquisitions of Certain Financial Institutions." This standard is not expected to have any effect on the Company.

     SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a restructuring)." Under Issue
No. 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan.
SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair market value only when the liability is incurred and not when management has completed the plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002 and the Company expects to adopt this new Standard with its fiscal year beginning August 1, 2002. The Company does not have any plans associated with an exit or disposal of an activity and, therefore does not believe the adoption of this standard will have an impact on its financial statements.


ITEM 3: Quantitative and Qualitative Disclosures
        About Market Risks

Interest Rate Risk

     The Company's cash equivalents and restricted cash, invested in interest-bearing instruments, are presented at fair value on the Company's balance sheets. The Company's exposure to market risks for changes in interest rates relate primarily to these investments and long-term debt.

ITEM 4:  Controls and Procedures

     As of October 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and CFO, of the effectiveness of the design and operation of the Company's disclosure control and
procedures.   Based on that evaluation, the Company's management,
including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of October 31, 2002.
There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to October 31, 2002.

     Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's
rules and forms.   Disclosure controls and procedures include, without
limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.



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

     During the quarter ended October 31, 2002, Williams Steel Erection Company, the Company's primary construction division operation, became the target of The International Association of Bridge, Structural, Ornamental & Reinforcing Iron Worker's union attempts at organizing the
 subsidiary's workforce.   The union lost the election, but has continued
a negative media campaign against both the subsidiary and the parent
company.   As a consequence of union activity, the subsidiary's
apprenticeship program faced a legal challenge in Virginia.   The initial
ruling did not favor the subsidiary, but an appeal has been noted. Contrary to published statements issued by the union, management believes this issue will have no bearing on the subsidiary's ability to obtain governmental contracts.


ITEM 2.  Changes in Securities

         None.


ITEM 3.  Defaults Upon Senior Securities

         None.

ITEM 4.  Submission of Matters to a Vote
         of Security Holders

     On November 9, 2002, the shareholders of Williams Industries, Inc. elected the Company's board of directors at the annual meeting of
shareholders.   Elected were:  Stephen N. Ashman, Thomas C. Mitchell,
R. Bentley Offutt, William Sim, Frank E. Williams, Jr., and Frank E. Williams, III.

     The results of the November 9, 2002 shareholder's election of directors are as follows:

Nominee                          For             Abstain
----------                     ---------        ---------
Stephen N. Ashman              3,416,831          19,637
Thomas C. Mitchell             3,414,598          21,870
R. Bentley Offutt              3,415,172          21,296
William J. Sim                 3,416,831          19,637
Frank E. Williams, Jr.         3,414,031          22,437
Frank E. Williams, III         3,388,631          47,837


ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             (99)

                  CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
        SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Williams Industries, Incorporated (the "Company") on Form 10-Q for the quarter ending
October 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank E. Williams, III, the Chairman of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date November 25, 2002                   /s/ Frank E. Williams, III
                                        ---------------------------
                                        Chairman


         (b) Reports on Form 8-K

         None.


                          SIGNATURES

     Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      WILLIAMS INDUSTRIES, INCORPORATED
November 25, 2002     /s/ Frank E. Williams, III
                      ---------------------------------
                      Frank E. Williams, III
                      President, Chairman of the Board
                      Chief Financial Officer


SECTION 302 CERTIFICATION


                            CERTIFICATIONS

I, Christ H. Manos, certify that:

1. I have reviewed this quarterly report of Williams Industries, Inc. on Form 10-Q as of October 31, 2002;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date November 25, 2002                   /s/ Christ H. Manos
                                        ---------------------
                                        Christ H. Manos
                                        Treasurer


SECTION 302 CERTIFICATION


                            CERTIFICATIONS

I, Frank E. Williams, III, certify that:

1. I have reviewed this quarterly report of Williams Industries, Inc. on Form 10-Q as of October 31, 2002;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date November 25, 2002                   /s/ Frank E. Williams, III
                                        ---------------------------
                                        Frank E. Williams, III
                                        Chief Executive Officer/
                                        Chief Financial Officer