Form 10-Q
period 2003-01-31
WILLIAMS INDUSTRIES INC
filed 2003-03-11
CIK 107294

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                              FORM 10Q

          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For Quarter Ended                 January 31, 2003

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

              P.O. Box 1770, Manassas, VA 20108
         (Mailing address of principal executive offices)

                         (703) 335-7800
       (Registrant's telephone number, including area code)

                        Not Applicable
     (Former names, former addresses and former fiscal year,
                 if change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             YES  X           NO

  Indicate by check mark whether the registrant is an accelerated filer
           (as defined in Rule 126-2 of the Exchange Act).

                           Yes              NO  X

          As of January 31, 2003, the Registrant had outstanding
                    3,569,776 shares of Common Stock.

                    WILLIAMS INDUSTRIES, INCORPORATED
                                 FORM 10-Q
                 FOR THE QUARTER ENDED JANUARY 31,2003

                           TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                PAGE
ITEM 1.  FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets -
        January 31, 2003 and July 31, 2002
     (Unaudited)                                                1

     Condensed Consolidated Statements of Operations -
        Three months and six months ended January 31,
        2003 and 2002 (Unaudited)                               2

     Condensed Consolidated Statements of Cash Flows -
        Six months ended January 31, 2003 and 2002 (Unaudited)  3

     Notes to Condensed Consolidated Financial Statements
        (Unaudited)                                             4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS          8

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISKS                                    13

ITEM 4.  CONTROLS AND PROCEDURES                               13

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                     15

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS             16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                       17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS                                      17

ITEM 5.  OTHER INFORMATION                                     17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                      17

CERTIFICATIONS AND SIGNATURES                                  17

                WILLIAMS INDUSTRIES, INCORPORATED
              CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited)
                               ASSETS
                          ($000 Omitted)
                                            January 31,          July 31,
                                                2003               2002
CURRENT ASSETS                               ---------          ---------
Cash and cash equivalents                     $ 2,658            $ 3,380
Restricted cash                                    13                 50
Certificates of deposit                           597                705
Accounts receivable, net                       14,676             17,731
Inventory                                       5,082              4,866
Costs and estimated earnings in excess
     of billings on uncompleted contracts       3,179              1,509
Prepaid expenses and other assets               1,981              2,263
                                             ---------          ---------
              Total current assets             28,186             30,504
                                             ---------          ---------
PROPERTY AND EQUIPMENT, AT COST                20,559             20,209
      Accumulated depreciation                (12,939)           (12,238)
                                             ---------          ---------
             Property and equipment, net        7,620              7,971
                                             ---------          ---------
OTHER ASSETS
  Deferred income taxes                         2,441              2,246
  Other                                         2,196              1,535
                                             ---------          ---------
               Total other assets               4,637              3,781
                                             ---------          ---------
TOTAL ASSETS                                  $40,443            $42,256
                                             =========          =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
CURRENT LIABILITIES
Current portion of notes payable              $ 1,836            $ 2,120
Accounts payable                                6,341              4,900
Billings in excess of costs and estimated
        earnings on uncompleted contracts       3,964              4,104
Deferred income                                    86                 99
Other liabilities                               3,958              5,457
                                             ---------          ---------
               Total current liabilities       16,185             16,680
                                             ---------          ---------
LONG-TERM DEBT
Notes payable, less current portion             6,898              7,649
                                             ---------          ---------
               Total Liabilities               23,083             24,329
                                             ---------          ---------
MINORITY INTERESTS                                223                212
                                             ---------          ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock - 3,569,776 and 3,573,021
                  issued and outstanding          357                358
Additional paid-in capital                     16,327             16,348
Retained earnings                                 453              1,009
                                             ---------          ---------
     Total stockholders' equity                17,137             17,715
                                             ---------          ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $40,443            $42,256
                                             =========          =========
         See Notes To Condensed Consolidated Financial Statements.

                  WILLIAMS INDUSTRIES, INCORPORATED
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)
                           ($000 omitted)

                                  Three Months Ended       Six Months Ended
                                       January 31,            January 31,
                                    2003       2002        2003       2002
REVENUE                           --------   --------    --------   --------
    Construction                  $ 4,582    $ 5,781     $10,012    $11,547
    Manufacturing                   7,141      9,302      16,553     16,479
    Other                              74         38         123        282
                                  --------   --------    --------   --------
         Total revenue             11,797     15,121      26,688     28,308
                                  --------   --------    --------   --------
DIRECT COSTS
    Construction                    3,358      4,033       7,553      8,006
    Manufacturing                   4,656      5,193      10,748      9,264
                                  --------   --------    --------   --------
        Total direct costs          8,014      9,226      18,301     17,270
                                  --------   --------    --------   --------
GROSS PROFIT                        3,783      5,895       8,387     11,038
                                  --------   --------    --------   --------
EXPENSES
    Overhead                        2,055      2,189       3,973      3,847
    General and administrative      2,065      2,514       4,060      4,554
    Depreciation                      410        377         821        753
    Interest                          150        167         312        340
                                  --------   --------    --------   --------
        Total expenses              4,680      5,247       9,166      9,494
                                  --------   --------    --------   --------
(LOSS) EARNINGS BEFORE INCOME
 TAXES, AND MINORITY INTERESTS       (897)       648        (779)     1,544

INCOME TAX (BENEFIT) PROVISION       (284)       260        (234)       618
                                  --------   --------    --------   --------
(LOSS) EARNINGS BEFORE
 MINORITY INTERESTS                  (613)       388        (545)       926
                                  --------   --------    --------   --------
    Minority interests                 (5)        (4)        (11)       (14)
                                  --------   --------    --------   --------
NET (LOSS) EARNINGS                $ (618)    $  384      $ (556)    $  912
                                  ========   ========    ========   ========
NET (LOSS) EARNINGS PER
 COMMON SHARE- BASIC               $(0.17)    $ 0.10     $ (0.16)    $ 0.25
                                  ========   ========    ========   ========
NET (LOSS) EARNINGS PER
 COMMON SHARE-DILUTED              $(0.17)    $ 0.10     $ (0.16)    $ 0.25

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING: BASIC AND DILUTED  3,571,297  3,571,945   3,572,163  3,583,776
                                 ---------  ---------   ---------  ---------

          See Notes To Condensed Consolidated Financial Statements

                   WILLIAMS INDUSTRIES, INCORPORATED
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                           ($000 Omitted)                 Six Months Ended
                                                              January 31,
                                                          2003         2002
                                                        --------    --------
NET CASH  PROVIDED BY (USED IN) OPERATING ACTIVITIES    $   660     $(3,345)

NET CASH USED IN INVESTING ACTIVITIES                      (325)       (621)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES      (1,057)      1,865
                                                        --------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                  (722)     (2,101)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            3,380       3,748
                                                        --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 2,658     $ 1,647
                                                        ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Income Taxes                                        $ 177       $  59
                                                        ========    ========
      Interest                                            $ 317       $ 338
                                                        ========    ========

         See Notes To Condensed Consolidated Financial Statements.

                   WILLIAMS INDUSTRIES, INCORPORATED

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2003

1.  INTERIM FINANCIAL STATEMENTS

     This document includes unaudited interim financial statements that should be read in conjunction with the Company's latest audited annual financial statements. However, in the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring items,necessary for a fair presentation of the Company's financial position as of January 31, 2003, as well as the results of its operations for the three and six months ended January 31, 2003 and 2002, respectively, and cash flows for the six months then ended.

2.  RELATED-PARTY TRANSACTIONS

     Director Frank E. Williams, Jr., who owns or controls approximately 40% of the Company's stock, also owns controlling interests in the outstanding stock of Williams Enterprises of Georgia, Inc., and Structural Concrete Products, LLC. Additionally, Mr. Williams, Jr. owns a substantial interest in Bosworth Steel Erectors, Inc. (formerly Williams and Beasley Company). Each of these entities did business with the company during the three and six months ended January 31, 2003 and 2002. Billings to these entities were approximately $475,000 and $964,000 for the three months ended January 31, 2003 and 2002, respectively. Billings to these entities were approximately $874,000 and $1,898,000 for the six months ended January 31, 2003 and 2002, respectively. Costs incurred with these entities were approximately $434,000 and $570,000 for the three months ended January 31, 2003 and 2002, respectively. Costs incurred with these entities were approximately $973,000 and $757,000 for the six months ended January 31, 2003 and 2002, respectively. At January 31, 2003 and 2002 the Accounts Receivable due from these entities were $1,707,000 and $1,616,000, respectively. Accounts Payable to these entities was $404,000 and $463,000 at January 31, 2003 and 2002, respectively.

     The Company is obligated to the Williams Family Limited Partnership
Under a lease agreement for real property with an option to purchase. The partnership is controlled by individuals, directly or indirectly, who own approximately 43% of the Company. The lease, which has an original term of five years and an extension option for five years, commenced February 15, 2000. The Company recognized lease expense for the three months ended January 31, 2003 and 2002 of $14,000 and $14,000, respectively. The Company recognized lease expense for the six months ended January 31, 2003 and 2002 of $28,000 and $28,000, respectively.

     Mr. George Pocock, an officer of the Company, owns a controlling interest in Construction Insurance Agency (CIA). Costs incurred with CIA, for insurance premiums and brokerage fees, were $25,000 and $162,000 for the three months ended January 31, 2003 and 2002, respectively. Costs incurred with CIA, for insurance premiums and brokerage fees, were $125,000 and $190,000 for the six months ended January 31, 2003 and 2002, respectively. Accounts payable to CIA were $30,000 and $107,000 at January 31,2003 and 2002, respectively.

     Directors Frank E. Williams, Jr. and Stephen N. Ashman are shareholders and directors of a commercial bank from which the Company obtained a $240,000 note payable during the quarter ended January 31, 2003. The note is payable in sixty equal monthly payments of principle plus interest at the greater of 5.75% or the current Prime rate, whichever is greater. The note, which replaced an existing current note payable that had a higher interest rate and payment, was negotiated at arms length under normal commercial terms. Payments made, including interest expense of approximately $1,000, were approximately $5,000 for the quarter ended January 31, 2003.


3.  SEGMENT INFORMATION

     Information about the Company's operations in its operating segments For the three and six months ended January 31, 2003 and 2002 is as follows (in thousands):
                                 Three Months Ended       Six Months Ended
                                      January 31,           January 31,
                                   2003      2002         2003       2002
Revenues:                        --------   --------    --------   ---------
  Construction                   $ 5,087    $ 6,196     $10,972     $12,600
  Manufacturing                    7,153      9,313      16,785      16,571
  Other                              255        236         478         638
                                 --------   --------    --------   ---------
                                  12,495     15,745      28,235      29,809
                                 --------   --------    --------   ---------
Intersegment revenues:
  Construction                       505        415         960       1,053
  Manufacturing                       12         11         232          92
  Other                              181        198         355         356
                                 --------   --------    --------   ---------
                                     698        624       1,547       1,501
                                 --------   --------    --------   ---------
Consolidated revenues:
  Construction                     4,582      5,781      10,012      11,547
  Manufacturing                    7,141      9,302      16,553      16,479
  Other                               74         38         123         282
Total Consolidated               --------   --------    --------   ---------
     Revenues                    $11,797    $15,121     $26,688     $28,308
                                 --------   --------    --------   ---------
(Loss)earnings before income taxes
  and minority interest:
  Construction                   $  (352)   $   (83)    $  (568)    $   206
  Manufacturing                     (124)     1,301         624       2,364
  Other                             (421)      (570)       (835)     (1,026)
                                 --------   --------    --------   ---------
  Total                          $  (897)   $   648     $  (779)    $ 1,544
                                 --------   --------    --------   ---------

During the quarter ended January 31, 2003, the Company took action to curtail continuing losses associated with the Company's Sales and Services' segment. The Company closed the Jessup, Maryland office and the remaining essential activities previously performed by the Sales and Services segment were transferred to and consolidated in the Company's Construction Division. Revenues and direct costs from these activities, which were previously presented as a separate segment in the Company's financial statements are now included in the Company's Construction segment. The segment information presented above for the three and six month periods ended January 31, 2002 has been restated to include the Sales and Services information in the Construction segment.

4.  INVENTORIES

     Materials inventory consists of structural steel, steel plates and galvanized steel coils. Costs of materials inventory is accounted for using either the specific identification method or average cost. The cost of supplies inventory is accounted for using the first-in, first-out, (FIFO) method.

5.  PURCHASE OF ASSETS

     During the six months ended January 31, 2003, the Company purchased various fixed assets, for use in its operations, for approximately $415,000. Approximately $185,000 of the fixed asset purchases was financed at Prevailing rates, with $230,000 paid out of operating cash.

6.     COMMON STOCK

     During the six months ended January 31, 2003, the Company purchased 6,093 shares of the Company's stock for approximately $25,000.

7.     RECLASSIFICATIONS

     Certain Balance Sheet and Statement of Operations items for prior periods have been reclassified to conform to current period classifications.


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

     Demand for the Company's products and services has varied in recent months, with some projects being postponed and or delayed due to customers' schedule slippage, delays in raw material deliveries to the Company's plants and delays in submittals by government agencies. In some cases, weather had a significant impact on the Company's ability to do work. There continues to be strong demand for the Company's bridge deck girders and "stay-in-place" decking, due in part to continued governmental spending on infrastructure.

     During the quarter ended January 31, 2003, the Company took action to curtail continuing losses associated with the activities of the Company's former Sales and Services' segment. For many years, the Company has rented cranes and related heavy construction equipment to non-related entities in the construction industry. During the past 18 months, revenues from such rentals declined. After thorough analysis, the Company closed the Jessup, Maryland office, and essential activities were consolidated into the Company's Construction Division. However, the Company continues to incur ownership and operating costs on Company owned equipment and lease expense on leased equipment. The
Company is attempting to sell items that are not necessary for its own operations, and to renegotiate or cancel leases on leased cranes and equipment to improve cash flow.
Revenues and direct costs from these activities, which previously were shown separately in the Company's Condensed
Consolidated Statements of Operations are now included in the Company's Construction segment.

     In the heavy construction industry, projects are generally contracted out by the owner to a general contractor or handled for the owner by a project manager, who, in turn, let out various portions of the work to be performed to various sub-contractors and sub-sub-contractors. The Company, with its combination of manufacturing, construction and heavy hauling and lifting capabilities, can and does offer, as appropriate, a turnkey approach for customers, reducing some of the complexity involved in awarding and overseeing a project. The company believes that this ability gives it a competitive advantage on some contracts over competitors without these broad capabilities. One of the most visible of recent large projects was work on a Virginia road project, Route 288, on which the Company fabricated the girders, erected the bridge girders using Company equipment and manufactured the "stay-in-place" forms for the bridge decks.

     During the quarter ended January 31, 2003, the Company changed its worker's compensation insurance carrier. The new program offers significantly better cash flow and slightly lower fixed costs. In the past, the Company paid in advance for its entire worker's compensation costs for the year. Under the new program, there are no upfront payments required. The carrier's base fee, which is a portion of the total program cost, is paid out over the policy year. All other costs are paid as incurred, resulting in improved cash flow during the year.

Material Changes in Financial Condition

     For the six months ended January 31, 2003, the following changes occurred:

     The Company's Cash and Cash Equivalents,
Restricted Cash and Certificates of Deposit decreased
$867,000 as the Company used cash to pay down debt, fund plant expansion and fund operations.

     Accounts Receivable declined by approximately $3 million due to decreased revenues.

     Inventory increased by $216,000 as the Company held materials scheduled for projects that have incurred scheduling delays. The Company has adequate inventory on hand for current needs.

     Costs and Estimated Earnings in Excess of Billings increased by approximately $1.7 million. Due to adverse weather conditions, which caused delays in shipping, the Company was unable to bill its customers for completed product.

     Prepaid expenses and other assets declined $282,000 as the Company expensed its vehicle and equipment insurance premiums and other miscellaneous items.

     Other Assets increased $660,000 as the Company used its cash for: Site preparation for the Company's new headquarters to be located on its Manassas, Virginia property; plant expansion and manufacturing equipment in its Bedford, VA facility; and manufacturing equipment for its new Gadsden, AL facilities.

     At January 31, 2003, the Company has about $4.2 million in variable rate notes payable. Current low interest rates continue to benefit the Company and reduce interest expense. Notes Payable, current and long-term, declined approximately $1 million. The Company borrowed approximately $2.9 million, mainly for short-term operational uses, and paid back $3.9 million, mainly from operations.

     Accounts Payable increased $1.4 million due mainly to purchases of materials for the Manufacturing segment.

     Other Liabilities decreased by $1.5 million as the Company paid bonuses for the year-ended July 31, 2002 and paid accrued sales taxes in its Manufacturing segment.

     Stockholders' Equity declined $578,000 to $17,137,000.
Of this total, $25,000 was due to the repurchase of company stock in the open market.

     For the six months ended January 31, 2003, the Company used net cash of $325,000 for investing activities, which consisted primarily of fixed asset purchases.

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

Material Changes in Results of Operations

     Three Months Ended January 31, 2003 Compared to Three
Months Ended January 31, 2002

     For the quarter ended January 31, 2003, the Company reported declines in revenues and earnings, due to a combination of bad weather and former sales and services activities.

     There was a net loss of $618,000 or $0.17 per share on total revenue of $11,797,000 for the quarter ended January
31, 2003 as compared to net income of $384,000 or $0.10 per share on total revenue of $15,121,000 for the quarter ended
January 31, 2002.

     Losses from sales and services activities were 65% of the total loss for the quarter ended January 31, 2003.
Management is downsizing these activities and is consolidating them into the Construction Segment.
Management intends to sell assets as appropriate to reduce costs and improve cash flow.

     Overall direct costs, when viewed as a percentage of total revenue, increased. The Manufacturing Segment had a 9 percent increase in direct costs while the Construction
Segment, which now includes sales and services activities, increased 3 percent. For the quarter ended January 31, 2002, overall direct costs were 61% of total revenue. In the quarter ended January 31, 2003, this increased to 68%.

     Weather was a major contributing factor to the overall
decline in the Company's revenues for the quarter ended
January 31, 2003.   Less than optimal weather conditions,
including floods, ice storms, and near record snow, hampered the Company's ability to perform construction work, and limited the delivery of materials to job sites.
The Company attempts to time the manufacturing of its products with anticipated delivery schedules because of the terms and conditions surrounding payment for its products.

     Gross Profit as a percent of Revenue in the Manufacturing Segment declined from 44% for the three months ended January 31, 2002 to 35% for the three months ended January 31, 2003. This decrease was due to increased competition, and during the quarter ended January 31, 2002, Williams Bridge Company's Bessemer plant was working on time and material contracts that were residual from the plant's former owner. These contracts were produced at higher margins than those currently in the plant because the customer supplied the materials.

     Williams Bridge Company's current backlog is down by $6 million from the quarter ended January 31, 2002. This means that the hours the plants are working are down to a point where margins are substantially reduced.

     Six Months Ended January 31, 2003 Compared to Six
Months Ended January 31, 2002

     Net losses were $556,000 or $0.16 per share on total revenue of $26,688,000 for the six months ended January 31, 2003. These results compare to net income of $912,000 or $0.25 per share on total revenue of $28,308,000 for the six months ended January 31, 2002.

     Construction revenue went from $11,547,000 for the six months ended January 31, 2002 to $10,012,000 for the six months ended January 31, 2003. The Construction Segment also experienced revenue declines caused by project delays due to the inclement weather that has plagued much of the Company's traditional market areas during the second quarter of Fiscal 2003.

     Earning Before Taxes declined $2.3 million when the six months ended January 2003 is compared to the six months ended January 31, 2002. This decline is due in part to losses from Sales and Services' activities of $1,200,000 for the six months ended January 31, 2003 compared to losses of $368,000 for the six months ended January 31, 2002. Pre-Tax Earnings in the Manufacturing segment declined by $1.7 million when the same periods are compared. Gross Profit as a percent of Revenue in the Manufacturing Segment declined from 44% for the six months ended January 31, 2002 to 32% for the six months ended
January 31, 2003. This decrease was due to increased competition, and during the six months ended January 31, 2002, Williams Bridge Company's Bessemer plant was working on time and material contracts that were residual from the plant's former owner. These contracts were produced at higher margins than those currently in the plant because the customer supplied the materials.

     The Company's manufacturing segment continues to benefit from consistent order flow for bridge girders and decking, both components of the federal government's multi-billion dollar infrastructure improvement (TEA 21) program.
Manufacturing revenues increased slightly from $16,479,000
for the six months ended January 31, 2002 to $16,553,000 for the six months ended January 31, 2003.

     The trend of manufacturing becoming a larger part of the Company's business began with federal funding increases in Fiscal 1999. The increasing proportion of revenues generated by manufacturing is expected to continue for several years as funding for infrastructure programs is scheduled to continue increasing for at least five years.

BACKLOG

     At January 31, 2003, the Company's backlog was $36 million, which is a decline of $6 million from October 31, 2002 and more than $10 million from July 31, 2002. The
Company currently has bids pending on several significant jobs. The Company's backlog includes a good mix of work for the Construction and Manufacturing segments.

     Most of the backlog will be completed within the next
12 months if contract schedules are followed. Management believes that the level of work is sufficient to allow the Company to have adequate work into Fiscal 2004.

Item 3. Quantitative and Qualitative Disclosures About
Market Risk

Interest Rate Risk

     The Company's cash equivalents and restricted cash, invested in interest-bearing instruments, are presented at fair value on the Company's balance sheets. The Company's exposure to market risks for changes in interest rates relate primarily to these investments and long-term debt.

Item 4. Controls and Procedures

     As of January 31,2003, an evaluation was performed under the supervision and with the participation of the Company's management, including Chief Executive Officer
(CEO) and Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and Controller, concluded that the disclosure controls and procedures were effective as of January 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to January 31, 2003.

     Disclosure controls and procedures are designed to ensure that information, required to be disclosed by the Company in the reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act are accumulated and communicated to management, including the principal executive officers and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

     Following months of negotiations, Williams Bridge
Company reached a contract with the United Steelworkers of America for representation of the workforce at the subsidiary's Bessemer, AL manufacturing facility. The covered employees ratified the agreement on January 28, 2003. The agreement offered wages and benefits similar to those offered at the company's other facilities.

     During the quarter ended October 31, 2002, Williams
Steel Erection Company, the Company's primary construction
division operation, became the target of The International
Association of Bridge, Structural, Ornamental & Reinforcing
Iron Worker's union attempts at organizing the subsidiary's
workforce.   The union lost the election held on October
24, 2002. After an appeal by the union, the National Labor
Relations Board certified the results of the election on
December 20, 2002 in favor of Williams Steel. The union
continued a negative media campaign against both the
subsidiary and the parent company.   As a consequence of
the union's activity, the subsidiary's apprenticeship
program faced a legal challenge in Virginia.   The initial
ruling did not favor the subsidiary, but an appeal has been
noted.   Contrary to published statements issued by the
union, management believes this issue will have no bearing on the subsidiary's ability to obtain governmental contracts.

ITEM 2. Changes in Securities and Use of Proceeds

     As part of its non-employee director compensation, the Company has issued unregistered shares and options to current and former directors as compensation for services rendered. These shares and options are issued under Rule
144 and are not offered to the public or underwritten.
Shares are accrued at $600 per month at the monthly closing price and issued annually, and options are granted at the market price on the date of issuance. The following summarizes the unregistered shares and options to buy shares issued to Directors in the past three years:

2/9/03 7,590 shares issued and 15,000 options granted @ $3.55

1/21/02 5,925 shares issued and 12,500 options granted @ $4.45

1/19/01 5,800 shares issued and 12,500 options granted @ $2.78


ITEM 3. Defaults Upon Senior Securities

     None.


ITEM 4. Submission of Matters to a Vote of Security Holders

     None.


ITEM 5. Other Information

     None.

ITEM 6. Exhibits and Reports on Form 8-K

    (a) Exhibits
        (99.1) CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

    (b) Reports on Form 8-K

        (1) January 28, 2003
            Item 5: Other Events
            Ratification of a labor agreement

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date March 10, 2003    Williams Industries, Incorporated
                                 Registrant

                         /s/ Frank E. Williams, III
                        ---------------------------
                        Frank E. Williams, III
                        Chairman of the Board, President,
                        Chief Executive Officer,
                        Chief Financial Officer


SECTION 302 CERTIFICATION

CERTIFICATIONS

I, Christ H. Manos, certify that:

I have reviewed this quarterly report of Williams Industries, Inc. on Form 10-Q as of January 31, 2003;

1. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

2. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

3. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

5. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date
/s/ Christ H. Manos
-------------------
Christ H. Manos
Treasurer, Controller


SECTION 302 CERTIFICATION

CERTIFICATIONS

I, Frank E. Williams, III, certify that:

I have reviewed this quarterly report of Williams Industries, Inc. on Form 10-Q as of January 31, 2003;

6. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

7. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

8. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

9. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

10. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date
/s/ Frank E. Williams, III
--------------------------
Frank E. Williams, III
Chairman of the Board,
President,
Chief Executive Officer,
Chief Financial Officer