Form 10-Q
period 2003-04-30
WILLIAMS INDUSTRIES INC
filed 2003-06-12
CIK 107294

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                              FORM 10Q

          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For Quarter Ended                 April 30, 2003

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

                           Yes              NO  X

          As of April 30, 2003, the Registrant had outstanding
                    3,583,542 shares of Common Stock.

                   WILLIAMS INDUSTRIES, INCORPORATED
                               FORM 10-Q
                  FOR THE QUARTER ENDED APRIL 30, 2003

                           TABLE OF CONTENTS
                                                                 PAGE
PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets - April 30,
            2003 and July 31,2002
            (Unaudited)                                            1

         Condensed Consolidated Statements of Operations -
            Three months and nine months ended April 30,
            2003 and 2002
            (Unaudited)                                            2

 Condensed Consolidated Statements of Cash Flow -
            Nine months ended April 30, 2003 and 2002
            (Unaudited)                                            3

           Notes to Condensed Consolidated Financial Statements
           (Unaudited)                                             4

ITEM 2.  MANAGEMENT_S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS            10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISKS                                       15

ITEM 4.  CONTROLS AND PROCEDURES                                  15

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                        16

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS                                          17

ITEM 5.  OTHER INFORMATION                                        17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                         17

CERTIFICATIONS AND SIGNATURES                                     18


                     WILLIAMS INDUSTRIES, INCORPORATED
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                   ASSETS
                                  --------
($000 Omitted)                              April 30,       July 31,
                                               2003           2002
                                           ---------       ---------
CURRENT ASSETS
Cash and cash equivalents                  $  1,551        $  3,380
Restricted cash                                  32              50
Certificates of deposit                         417             705
Accounts receivable, net                     19,103          17,731
Inventory                                     5,393           4,866
Costs and estimated earnings in excess
    of billings on uncompleted contracts     2,537           1,509
Prepaid expenses and other assets             1,877           2,263
                                           ---------       ---------
        Total current assets                 30,910          30,504
                                           ---------       ---------
PROPERTY AND EQUIPMENT, AT COST              23,134          20,209
    Accumulated depreciation                (13,390)        (12,238)
                                           ---------       ---------
        Property and equipment, net           9,744           7,971
                                           ---------       ---------
OTHER ASSETS
  Deferred income taxes                       2,631           2,246
  Other                                         741           1,535
                                           ---------       ---------
        Total other assets                    3,372           3,781
                                           ---------       ---------
TOTAL ASSETS                               $ 44,026        $ 42,256
                                           =========       =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    -------------------------------------
CURRENT LIABILITIES
Current portion of notes payable           $  1,785        $  2,120
Accounts payable                              7,689           4,900
Billings in excess of costs and estimated
    earnings on uncompleted contracts         4,862           4,104
Deferred income                                  30              99
Other liabilities                             4,318           5,457
                                           ---------       ---------
        Total current liabilities            18,684          16,680
                                           ---------       ---------
LONG-TERM DEBT
Notes payable, less current portion           8,320           7,649
                                           ---------       ---------
        Total Liabilities                    27,004          24,329
                                           ---------       ---------
MINORITY INTERESTS                              186             212

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock - 3,583,542 and 3,573,021
    issued and outstanding                      358             358
Additional paid-in capital                   16,381          16,348
Retained earnings                                97           1,009
                                           ---------       ---------
     Total stockholders' equity              16,836          17,715
                                           ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $ 44,026        $ 42,256
                                           =========       =========

       See Notes To Condensed Consolidated Financial Statements.

                    WILLIAMS INDUSTRIES, INCORPORATED
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
($000 omitted)
                                   Three Months Ended     Nine Months Ended
                                         April 30,             April 30,
                                      2003      2002        2003       2002
REVENUE                             --------  --------    --------   --------
    Construction                    $ 3,909   $ 5,384     $13,921    $16,931
    Manufacturing                     8,295     8,684      24,848     25,163
    Other                                45        36         168        318
                                    --------  --------    --------   --------
         Total revenue               12,249    14,104      38,937     42,412
                                    --------  --------    --------   --------
DIRECT COSTS
    Construction                      2,574     3,585      10,127     11,591
    Manufacturing                     5,505     5,194      16,253     14,458
                                    --------  --------    --------   --------
        Total direct costs            8,079     8,779      26,380     26,049
                                    --------  --------    --------   --------
GROSS PROFIT                          4,170     5,325      12,557     16,363
                                    --------  --------    --------   --------
EXPENSES
    Overhead                          2,106     2,113       6,079      5,960
    General and administrative        1,972     2,070       6,032      6,624
    Depreciation                        451       393       1,272      1,146
    Interest                            145       189         457        529
                                    --------  --------    --------   --------
        Total expenses                4,674     4,765      13,840     14,259
                                    --------  --------    --------   --------
(LOSS) EARNINGS BEFORE INCOME TAXES,
          AND MINORITY INTERESTS       (504)      560      (1,283)     2,104

INCOME TAX (BENEFIT) PROVISION         (151)      210        (385)       828
                                    --------  --------    --------   --------
(LOSS) EARNINGS BEFORE
              MINORITY INTERESTS       (353)      350        (898)     1,276

    Minority interests                   (3)       (6)        (14)       (20)
                                    --------  --------    --------   --------
NET (LOSS) EARNINGS                   $(356)    $ 344      $ (912)   $ 1,256
                                    ========   ========   ========   ========
NET (LOSS) EARNINGS PER
              COMMON SHARE- BASIC    $(0.10)      0.10      (0.25)      0.35
                                    ========   ========   ========   ========
NET (LOSS) EARNINGS PER
              COMMON SHARE-DILUTED   $(0.10)      0.10      (0.25)      0.35
                                    ========   ========   ========   ========
WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING: BASIC AND DILUTED  3,576,172  3,568,886   3,573,470  3,578,923
                                   ---------  ---------   ---------  ---------

          See Notes To Condensed Consolidated Financial Statements

                    WILLIAMS INDUSTRIES, INCORPORATED
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
($000 Omitted)                                            Nine Months Ended
                                                               April 30,
                                                          2003         2002
                                                        --------     --------
NET CASH  PROVIDED BY (USED IN) OPERATING ACTIVITIES     $  581      $(1,492)

NET CASH USED IN INVESTING ACTIVITIES                    (2,739)      (1,160)

NET CASH PROVIDED BY FINANCING ACTIVITIES                   329          952
                                                        --------     --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                (1,829)      (1,700)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            3,380        3,748
                                                        --------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 1,551      $ 2,048
                                                        ========     ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Income Taxes                                       $  178       $   59
                                                        ========     ========
      Interest                                           $  455       $  526
                                                        ========     ========

      See Notes To Condensed Consolidated Financial Statements.

                   WILLIAMS INDUSTRIES, INCORPORATED

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            April 30, 2003

1.  INTERIM FINANCIAL STATEMENTS

     This document includes unaudited interim financial statements that should be read in conjunction with the Company's latest audited annual financial statements. However, in the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring items,necessary for a fair presentation of the Company's financial position as of April 30, 2003, as well as the results of its operations for the three and nine months ended April 30, 2003 and 2002, respectively, and cash flows for the nine months then ended.

     During the quarter ended April 30, 2003, the Company issued stock options for 35,000 shares effective February 7, 2003. The options were issued at the closing price on February 7, 2003 of $3.55 per share. The Company continues to use the intrinsic method of valuing stock options, under which it does not expense the value of stock options. Under Statement of Financial Accounting Standards No. 148- Accounting for Stock-Based Compensation - Transition and Disclosure, the Company is required to disclose the income effect of the stock options issued if the Company was using the fair value method of accounting for these options. The table below shows the effect the stock options would have had if the Company had chosen the fair value method.

                                    Three Months Ended     Nine Months Ended
                                         April 30,             April 30,
                                    ------------------    -------------------
                                      2003      2002        2003       2002
                                    --------  --------    --------   --------
AS REPORTED
---------------------------------
Net (Loss) Earnings (in thousands)   $ (356)   $  344      $ (912)    $1,256
Net(Loss) Earnings Per Common
  Share Basic and Diluted             (0.10)     0.10       (0.25)      0.35

Stock-based compensation
---------------------------------
      Net of tax (in thousands)         (11)      -           (11)       (88)

PRO-FORMA
---------------------------------
Net (Loss) Earnings (in thousands)     (367)      344        (923)     1,168

Net(Loss) Earnings Per Common
  Share Basic and Diluted             (0.10)     0.10       (0.25)      0.35


2.  RELATED-PARTY TRANSACTIONS

     Director Frank E. Williams, Jr., who owns or controls approximately 40% of the Company's stock, also owns controlling interests in the outstanding stock of Williams Enterprises of Georgia, Inc., and Structural Concrete Products, LLC. Additionally, Mr. Williams, Jr. owns a substantial interest in Bosworth Steel Erectors, Inc. (formerly Williams and Beasley Company). Revenue earned and costs incurred with these entities during the three and nine months ended April 30, 2003 and 2002 are reflected below. In addition, amounts receivable and payable to these entities at April 30, 2003 and 2002 are also reflected below.
                                    Three Months Ended     Nine Months Ended
                                         April 30,             April 30,
                                    ------------------    -------------------
($000 omitted)                        2003      2002        2003       2002
                                    --------  --------    --------   --------
Billings to entities                 $  499    $  876      $1,077     $2,799

Costs incurred from                  $  160    $  662      $1,168     $1,472


Balance April 30,                                           2003       2002
                                                          --------   --------
Accounts receivable                                        $1,837     $1,942
Accounts Payable                                           $  314     $  412

     The Company is obligated to the estate of F. Everett Williams, a former director of the Company, for a Demand Note Payable of approximately $88,000. The note, at 10% simple interest, is not secured. The Company recognized interest expense for the three and nine months ended April 30, 2003 and 2002 as follows:
                                    Three Months Ended     Nine Months Ended
                                         April 30,             April 30,
                                    ------------------    -------------------
($000 omitted)                        2003      2002        2003       2002
                                    --------  --------    --------   --------
Interest Expense                      $  2      $  2        $  7       $  7

     The Company is obligated to the Williams Family Limited Partnership under a lease agreement for real property with an option to purchase. The partnership is controlled by individuals who own, directly or indirectly, approximately 43% of the Company. The lease, which has an original term of five years and an extension option for five years, commenced February 15, 2000. The Company recognized lease expense for the three and nine months ended April 30, 2003 and 2002 as follows:
                                    Three Months Ended     Nine Months Ended
                                         April 30,             April 30,
                                    ------------------    -------------------
($000 omitted)                        2003      2002        2003       2002
                                    --------  --------    --------   --------
Lease Expense                         $ 14      $ 14        $ 42       $ 47

     Mr. George Pocock, an officer of the Company, owns a controlling interest in Construction Insurance Agency (CIA). Costs incurred with CIA, for insurance premiums and brokerage fees, for the three and nine months ended April 30, 2003 and 2002 are reflected below. In addition, amounts payable at April 30, 2003 and 2002 are also reflected below.
                                    Three Months Ended     Nine Months Ended
                                         April 30,             April 30,
                                    ------------------    -------------------
($000 omitted)                        2003      2002        2003       2002
                                    --------  --------    --------   --------
Costs incurred from                   $ 62      $ 34        $ 185     $ 224


Balance April 30,                                           2003       2002
                                                          --------   --------
Accounts Payable                                            $  4       $  2

     Directors Frank E. Williams, Jr. and Stephen N. Ashman are shareholders and directors of a commercial bank from which the Company obtained a
$240,000 note payable during the three months ended January 31, 2003. The note is payable in sixty equal monthly payments of principal of $4,000 plus interest at 5.75% or the current Prime rate, whichever is greater. The note, which replaced an existing current note payable that had a higher interest rate and payment, was negotiated at arms length under normal commercial terms. Interest expensed for the three and nine months ended April 30, 2003 and 2002 are reflected below. In addition, the balance outstanding at April 30, 2003 is also reflected below.
                                    Three Months Ended     Nine Months Ended
                                         April 30,             April 30,
                                    ------------------    -------------------
($000 omitted)                        2003      2002        2003       2002
                                    --------  --------    --------   --------
Interest Expense                      $  3      $  -        $  4       $  -


Balance April 30,                                           2003       2002
                                                          --------   --------
Note Payable                                              $  224       $  -


3.  SEGMENT INFORMATION

     Information about the Company's operations in its operating segments for the three and nine months ended April 30, 2003 and 2002 is as follows (in thousands):

                                     Three Months Ended     Nine Months Ended
                                         April 30,             April 30,
                                    ------------------    -------------------
($000 omitted)                        2003      2002        2003       2002
                                    --------  --------    --------   --------
Revenues:
  Construction                      $ 4,419   $ 5,685     $15,391    $18,285
  Manufacturing                       8,323     8,766      25,108     25,337
  Other                                 188       197         666        835
                                    --------  --------    --------   --------
                                     12,930    14,648      41,165     44,457
                                    --------  --------    --------   --------
Intersegment revenues:
  Construction                          510       301       1,470      1,354
  Manufacturing                          28        82         260        174
  Other                                 143       161         498        517
                                    --------  --------    --------   --------
                                        681       544       2,228      2,045
                                    --------  --------    --------   --------
Consolidated revenues:
  Construction                        3,909     5,384      13,921     16,931
  Manufacturing                       8,295     8,684      24,848     25,163
  Other                                  45        36         168        318
                                    --------  --------    --------   --------
Total Consolidated Revenues         $12,249   $14,104     $38,937    $42,412
                                    --------  --------    --------   --------
(Loss)earnings before income taxes
  and minority interest:
  Construction                       $ (107)   $  250     $  (675)   $   456
  Manufacturing                         121       740         745      3,104
  Other                                (518)     (430)     (1,353)    (1,456)
                                    --------  --------    --------   --------
  Total                              $ (504)   $  560     $(1,283)   $ 2,104
                                    --------  --------    --------   --------

     Activities previously performed by the Sales and Services segment were transferred to and consolidated in the Company's Construction Division during the quarter ended January 31, 2003. Revenues and direct costs from these activities, which were previously presented as a separate segment in the Company's financial statements, are now included in the Company's Construction segment. The segment information presented above for the three and nine month periods ended April 30, 2002 has been restated to include the Sales and Services information in the Construction segment.


4.  INVENTORIES

     Materials inventory consists of structural steel, steel plates and galvanized steel coils. Costs of materials inventory is accounted for using either the specific identification method or average cost. The cost of supplies inventory is accounted for using the first-in, first-out,
(FIFO) method.


5.  PURCHASE OF ASSETS

    During the nine months ended April 30, 2003, the Company purchased Property and Equipment, for use in its operations, for approximately $2.9 million. Approximately $1.9 million of the Property and Equipment purchases were financed at prevailing rates, with $1 million paid out of operating cash.


6.  COMMON STOCK

     During the nine months ended April 30, 2003, the Company purchased 8,093 shares of the Company's stock for approximately $32,000.


7.  RECLASSIFICATIONS

     Certain Balance Sheet and Statement of Operations items for prior periods have been reclassified to conform to current period classifications.



Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

General

     The Company's operations serve the industrial, commercial and institutional construction markets, primarily in the Mid-Atlantic region of the United States. However, beginning in Fiscal 2002, the Company expanded its operations, particularly in the manufacturing segment, to serve more of the southeastern region of the country.

     During the three months ended April 30, 2003, demand for the Company's products and services continued to be slow, due to inclement weather, schedule delays by customers, raw material delivery delays and a decline in submittals by government agencies. In February, near record snow in the mid-Atlantic region, followed by heavy rains, shut down many jobs. Rain continued to depress the Company's ability to work in March. In April, there were signs of improvement, as work levels increased in most of the Company's subsidiaries, although inclement weather still existed.

     There continues to be strong demand for the Company's bridge deck girders and "stay-in-place" decking, due in part to continued governmental spending on infrastructure. The Company's bridge company was successful in its bid on the Woodrow Wilson Bridge contract to supply girders for the Virginia approach. The contract, valued at over $28 million, the largest single contract in the Company's history, will extend approximately over the next four years.

     Losses related to the activities of the Company's former Sales and Services' segment declined during the quarter ended April 30, 2003 as certain activities have been eliminated, and the reduced remaining activities consolidated into the Construction segment. However, the Company continues to incur ownership and operating costs on Company owned equipment and lease expense on leased equipment. The Company continues to evaluate potential sales of equipment that are not necessary for its own operations, and to renegotiate or cancel leases on cranes and equipment to improve cash flow.

     In the heavy construction industry, projects are generally contracted out by the owner to a general contractor or handled for the owner by a project manager, who assigns various portions of the work to be performed to sub-contractors. The Company, with its combination of manufacturing, construction and heavy hauling and lifting capabilities, can, and does, offer, as appropriate, a turnkey approach for customers, reducing some of the complexity involved for project managers or owners in awarding and overseeing a project. The Company believes that this ability gives it an advantage on some contracts over competitors who do not have these broad capabilities. The Woodrow Wilson Bridge project reflects this advantage as the Company will fabricate girders, deliver and erect the bridge girders using Company equipment, and manufacture the "stay-in-place" forms for the bridge decks.

Material Changes in Financial Condition

     For the nine months ended April 30, 2003, the following changes occurred:

     The Company's Cash and Cash Equivalents, Restricted Cash and
Certificates of Deposit decreased $2.1 million as the Company used cash to purchase equipment, pay down debt, fund plant expansion and fund operations.

     Accounts Receivable increased by approximately $1.4 million, as the Company is able to bill for raw materials in inventory on certain contracts.

     Inventory increased by $527,000 as the Company held materials scheduled for projects that have incurred customer imposed delivery delays as well as purchasing materials for new projects. The Company has adequate inventory on hand for current needs.

     Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts increased by approximately $1 million. Due to adverse weather conditions, which caused delays in material shipping and construction services, the Company was unable to bill certain customers for completed product and contract services.

     Prepaid expenses and other assets declined $386,000 as the Company expensed its vehicle and equipment insurance premiums and other miscellaneous items.

     Property and Equipment, at Cost increased $2.9 million as the Company purchased three cranes it previously leased, for approximately $900,000, capitalized construction costs and plant equipment costs at its Bedford, VA and Gadsden, AL plants for approximately $800,000 and purchased plant and equipment for construction and manufacturing operations for approximately $1.2 million.

     Other Assets decreased approximately $800,000 as the Company reclassified costs associated with the plant expansions at its Bedford, VA and Gadsden, AL plants to Property and Equipment, at Cost.

     At April 30, 2003, the Company had about $4.8 million in variable rate notes payable. Current low interest rates continue to benefit the Company and reduce interest expense. Total Notes Payable increased $336,000 during the nine months ended April 30, 2003. The Company borrowed approximately $4.8 million, of which, $1.4 million was used to fund long-term plant and equipment purchases and $3.4 million was used to fund short-term operations. The Company paid back $4.5 million related to short term borrowing, mainly from operations.

     Accounts Payable increased $2.8 million due mainly to purchases of materials for the Manufacturing segment, some of which has been billed to customers.

     Billing In Excess of Costs and Estimated Earnings on Uncompleted Contracts increased by $758,000. This increase relates to certain contracts where the Company was able to bill for materials purchased for jobs but not yet installed.

     Other Liabilities decreased by $1.1 million as the Company paid accrued sales taxes in its Manufacturing segment as well as bonuses for the year-ended July 31, 2002.

     Stockholders' Equity declined $879,000 to $16,836,000. Of this total, $32,000 was due to the repurchase of company stock in the open market.

     For the nine months ended April 30, 2003, the Company used net cash of $1.9 million for investing activities, which consisted primarily of property and equipment purchases.

     Management believes that operations will generate sufficient cash to fund the Company's activities and service its debt. However, as revenues increase, it may become necessary to increase the Company's credit facilities to handle short-term cash requirements, particularly in terms of inventory expansion for major fabrication projects.



Material Changes in Results of Operations

     Three Months Ended April 30, 2003
     Compared to Three Months Ended April 30, 2002

     For the quarter ended April 30, 2003, the Company reported declines in revenues and earnings, due to a combination of weather conditions and project and material delivery delays.

     The Company experienced a net loss of $356,000, or $0.10 per share, on total revenue of $12.2 million for the quarter ended April 30, 2003 as compared to net earnings of $344,000, or $0.10 per share, on total revenue of $14.1 million for the quarter ended April 30, 2002. Revenues in the Construction Segment declined approximately $1.5 million as heavy snows and above average rains caused project delays. Manufacturing revenues declined approximately $400,000 due to project delays. Gross profit percentages increased from thirty three percent to thirty four percent in the Construction Segment. Manufacturing Segment gross profit percentages declined six percent to thirty four percent when comparing the two periods. This decrease was due to increased competition, and during the quarter ended April 30, 2002, Williams Bridge Company's Bessemer plant was working on time and material contracts that were residual from the plant's former owner. These contracts were produced at higher margins than those currently in the plant because the customer supplied the materials. Overhead, General and Administrative, Depreciation and Interest expense each declined slightly.

     Nine Months Ended April 30, 2003
     Compared to Nine Months Ended April, 2002

     Net losses were $912,000 or $0.25 per share on total revenue of $38.9 million for the nine months ended April 30, 2003. These results compare to net earnings of $1,256,000 or $0.35 per share on total revenue of $42.4 million for the nine months ended April 30, 2002.

     Construction revenue declined from $16.9 million for the nine months ended April 30, 2002 to $13.9 million for the nine months ended April 30, 2003. The Construction segment experienced revenue declines caused by project delays due to the inclement weather that has plagued much of the Company's traditional market areas during the second and third quarters of Fiscal 2003.

     Although the Manufacturing Segment revenue declined only slightly, the gross profit percentage declined from forty two percent for the nine months ended April 30, 2002 to thirty five percent for the nine months ended April 30, 2003. This decrease was caused by lower bid margins due to increased competition, and during the nine months ended April 30, 2002, Williams Bridge Company's Bessemer plant was working on time and material contracts that were residual from the plant's former owner. These contracts were produced at higher margins than those currently in the plant because the customer supplied the materials.

     Overhead expenses increased slightly when the nine months ended April 30, 2003 and 2002 are compared. General and administrative expense decreased approximately $600,000 for the same period. This decline was due to a reduction in compensation related expenses.

     Because of the reduction in revenue and reduced gross profit margins, earning before taxes declined $3.4 million when the nine months ended April 30, 2003 is compared to the nine months ended April 30, 2002. Pre-Tax Earnings declined by $2.3 million in the Manufacturing segment and $1.1 million in the Construction segment when the same periods are compared.

     Despite the slight decline in revenue during the period, the Company's manufacturing segment continues to benefit from consistent order flow for bridge girders and decking, both components of the federal government's multi-billion dollar infrastructure improvement (TEA 21) program.

     The trend of manufacturing becoming a larger part of the Company's business began with federal funding increases in Fiscal 1999 and is expected to continue.

BACKLOG

     At April 30, 2003, the Company's backlog was $62.7 million, which is an increase of approximately $19 million from April 30, 2002 and more than $14 million from July 31, 2002. The Company was successful in its bid for the Virginia approach on the Woodrow Wilson Bridge project between Virginia and Maryland over the Potomac River. This project added more than $28 million to the backlog. The Company's backlog includes a variety of work for the Construction and Manufacturing segments.

     Approximately $40 million of the backlog will be completed within the next twelve months. Management believes that the level of work is sufficient to allow the Company to have adequate work into Fiscal 2004.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     The Company's cash equivalents and restricted cash, invested in interest-bearing instruments, are presented at fair value on the Company's balance sheets. The Company's exposure to market risks for changes in interest rates relate primarily to these investments and current and long-term debt.


Item 4. Controls and Procedures

     As of April 30,2003, an evaluation was performed under the supervision and with the participation of the Company's management, including Chief Executive Officer (CEO) and Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and Controller, concluded that the disclosure controls and procedures were effective as of April 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to April 30, 2003.

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


PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

General

     The Company is party to various claims arising in the ordinary course of its business. Generally, claims exposure in the construction services industry consists of workers compensation, personal injury, products' liability and property damage. The Company believes that its insurance and other expense accruals, coupled with its primary and excess liability coverage, provide adequate coverage for such claims or contingencies.

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

        None.


ITEM 5. Other Information

        None.


ITEM 6. Exhibits and Reports on Form 8-K

        (a) Exhibits
            (99.1) CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350


        (b) Reports on Form 8-K

           (1) April 28, 2003
               Item 5: Other Events
                       Announcing the awarding of a major contract

                           Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: June 11, 2003      Williams Industries, Incorporated
      -------------      --------------------------------
                                   Registrant

                         /s/ Frank E. Williams, III
                         ---------------------------
                         Frank E. Williams, III
                         Chairman of the Board, President,
                         Chief Executive Officer,
                         Chief Financial Officer



SECTION 302 CERTIFICATION

CERTIFICATIONS

I, Christ H. Manos, certify that:

I have reviewed this quarterly report of Williams Industries, Inc. on Form 10-Q as of April 30, 2003.

1. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

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

3. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
    13a-14 and 15d-14) for the registrant and have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

5. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 11, 2003
      -------------
/s/ Christ H. Manos
-------------------
Christ H. Manos
Treasurer, Controller





SECTION 302 CERTIFICATION

CERTIFICATIONS

I, Frank E. Williams, III, certify that:

I have reviewed this quarterly report of Williams Industries, Inc. on Form 10-Q as of April 30, 2003.

1. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

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

3. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
    13a-14 and 15d-14) for the registrant and have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

5. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 11, 2003
      -------------
/s/ Frank E. Williams, III
--------------------------
Frank E. Williams, III
Chairman of the Board,
President,
Chief Executive Officer,
Chief Financial Officer