Form 10-K
period 2003-07-31
WILLIAMS INDUSTRIES INC
filed 2003-09-29
CIK 107294

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                  Form 10-K
(Mark One)                 ---------------------

  ( X )  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
         THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
         For the Fiscal Year Ended July 31, 2003

                    Commission  File  No.  0-8190
                   --------------------------------
                   Williams Industries, Incorporated
        (Exact name of Registrant as specified in its charter)
             Virginia                           54-0899518
   (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)            Identification No.)

           8624 J.D. Reading Drive     Manassas, Virginia  20109
           (Address of principal executive offices)     (Zip Code)
                  P.O. Box 1770 Manassas, Virginia       20108
    (Mailing address of principal executive offices)    (Zip Code)

          Registrant's telephone number, including area code
                            (703) 335-7800
                      --------------------------
      Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act:
                       Common Stock,  $0.10 Par Value
                            (Title of Class)
                      -------------------------------
    Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ( X ) NO ( )

    Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

     Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).   (  ) Yes    ( X ) No

    Aggregate market value of voting stock held by non-affiliates of the Registrant, based on last sale price as reported on September 11, 2003.
                                                       $6,482,486

    Shares outstanding at September 12, 2003            3,586,880

     The following document is incorporated herein by reference thereto in response to the information required by Part III of this report (information about officers and directors):
    Proxy Statement Relating to Annual Meeting to be held November 8, 2003.

                       Table of Contents

Part I:

Item 1.          Business. . . . . . . . . . . . . . . . . .
Item 2.          Properties. . . . . . . . . . . . . . . . .
Item 3.          Legal Proceedings . . . . . . . . . . . . .
Item 4.          Submission of Matters to a Vote of
                    Security Holders . . . . . . . . . . .

Part II:

Item 5.          Market for the Registrant's Common     Stock and
                    Related Security Holder Matters. . . .
Item 6.          Selected Financial Data . . . . . . . . . .
Item 7.          Management's Discussion and Analysis
                    Of Financial Condition and
                    Results of Operations  . . . . . . . .
Item 7A.          Quantitative and Qualitative Disclosures
                    About Market Risk  . . . . . . . . . .
Item 8.          Financial Statements and Supplementary Data
Item 9.          Disagreements on Accounting and
                    Financial Disclosure . . . . . . . . .


Part III:

Item 10.          Directors and Executive Officers of
                    The Registrant . . . . . . . . . . . .
Item 11.          Executive Compensation. . . . . . . . . . .
Item 12.          Security Ownership of Certain
                    Beneficial Owners and Management . . .
Item 13.          Certain Relationships and Related
                    Matters  . . . . . . . . . . . . . . .
Item 14.          Controls and Procedures

Part IV:

Item 15.          Exhibits, Financial Statement Schedules
                    And Reports on Form 8-K  . . . . . . . .



PART I

Item 1. Business

A.  General Development of Business

     Williams Industries, Incorporated (the Company) is a leader in the construction services market, providing specialized services to customers in the commercial, industrial, institutional, and governmental markets. These services are provided, by operating subsidiaries, in two segments, manufacturing and construction.

     The Company's manufacturing segment has three operating subsidiaries. Williams Bridge Company provides fabricated steel plate girders and rolled steel beams for bridges. S.I.P., Inc. of Delaware manufactures "stay-in-place" metal bridge decking. Piedmont Metal Products, Inc. fabricates light structural steel and other metal products. During the year ended July 31, 2003, the Company continued expansion of its operations in the manufacturing segment by opening a 21,000 square foot manufacturing facility in Gadsden, Alabama. The expansion is expected to better serve the metal decking needs of the Company in the Southeast region of the country. Demand for the majority of the Company's products and services continues to be strong, due in part to continued governmental spending on infrastructure.

     The Company's construction segment has two operating subsidiaries. Williams Steel Erection Company, Inc. provides erection and installation services for structural steel, precast and pre-stressed concrete, and miscellaneous metals, as well as the rigging and installation of equipment or components for diverse customers. Williams Equipment Corporation rents cranes and trucks to the Company's other subsidiaries and to outside customers.

     During the year ended July 31, 2003, the Company took action to curtail continuing losses associated with the activities of the Company's former sales and services segment. For many years, the Company has rented cranes and related heavy construction equipment to non-related entities in the construction industry. During the past 24 months, revenues from such rentals declined. After thorough analysis, the Company closed the former segment's Jessup, Maryland office, and essential activities, previously performed by the sales and services segment, were consolidated into the Company's construction segment. The Company is in the process of selling equipment that is not necessary for its own operations, and attempting to renegotiate or cancel leases on leased equipment. Revenues and direct costs of the former sales and services segment, which previously were shown separately, are now included in the Company's construction segment.

      The subsidiaries discussed above are responsible for the majority of
the Company's revenues.   However, their efforts are augmented by other
Company operations, including Insurance Risk Management Group, Inc. and WII
Realty Management.   These companies provide support services not only for
Company operations but also for outside customers or tenants. The parent company, Williams Industries, Inc. provides a number of services for all of the subsidiaries as well as dealing with outside audiences such as financial institutions, shareholders, and governmental regulatory agencies.

     In keeping with the Company's comprehensive long-range plan, the Company may expand geographically within its core lines of business, either by means of acquisitions or expansion of its existing businesses.

B.  Financial Information About Industry Segments

     The Company's activities are divided into three broad categories: (1) Construction, which includes industrial, commercial and governmental construction, construction services such as rigging, the construction, repair and rehabilitation of bridges and the rental of heavy construction equipment
(2) Manufacturing, which includes the fabrication of metal products; and (3) Other, which includes risk management operations and parent company transactions with unaffiliated parties. Financial information about these segments is contained in Note 11 of the Notes to Consolidated Financial Statements. The following table sets forth the percentage of total revenue attributable to these categories for the years ended July 31, 2003, 2002, and 2001:

                                Fiscal Year Ended July 31,
                               ----------------------------
                                  2003     2002     2001
                                  ----     ----     ----
Construction                       34%      39%      44%
Manufacturing                      65%      60%      54%
Other                               1%       1%       2%


     The percentages of total revenue will continue to change as market conditions or new business opportunities warrant.

     For each of the years ended July 31, 2003, 2003 and 2001, no single customer accounted for more than 10% of consolidated revenue.

C. Narrative Description of Business

1. Manufacturing

     The Company's fabricated products include steel girders used in the construction of bridges and other projects, "Stay-In-Place" metal bridge deck forms used in bridge construction, and light structural metal products. In its manufacturing segment, the Company obtains raw materials from a variety of sources on a competitive basis and is not dependent on any one source of supply.

     Facilities in this segment are predominately open shop. However, following months of negotiations, during the year ended July 31, 2003, Williams Bridge Company agreed to a contract with the United Steelworkers of America for representation of the workforce at the subsidiary's Bessemer, Alabama manufacturing facility. The covered employees ratified the agreement on January 28, 2003. The agreement offered wages and benefits similar to those offered at the Company's other facilities.

     Competition in this segment, based on price, quality and service, is intense. Revenue derived from any particular customer fluctuates significantly from year to year. For the year ended July 31, 2003, three customers each accounted for more than 10% of manufacturing revenues.

a. Steel Manufacturing

     The Company, through its subsidiary, Williams Bridge Company, operates three plants for the fabrication of steel girders and other components used in the construction, repair and rehabilitation of highway bridges and grade separations.

     One of these plants, located near Manassas, Virginia, is a large heavy plate girder fabrication facility and contains a main fabrication shop, ancillary shops and offices totaling approximately 46,000 square feet, together with rail siding.

     The second plant, located on 27 acres in Richmond, Virginia, is a full service fabrication facility and contains a main fabrication shop, ancillary shops and offices totaling approximately 128,000 square feet.

     The third facility, located in Bessemer, Alabama, is a leased facility with 300,000 square feet of manufacturing space, ancillary shops and offices.

     All three shops have immediate rail access and are located near an interstate highway. All of the facilities have internal and external handling equipment, modern fabrication equipment and large storage and assembly areas. Williams Bridge Company maintains American Institute of Steel Construction certifications for various steel building structures and all bridge structure classifications.

     All facilities are in good repair and designed for the uses to which they are applied. Since virtually all production at these facilities is for specific contracts rather than for inventory or general sales, utilization can vary from time to time.

b.  Stay-In-Place Decking

     S.I.P. Inc. of Delaware operates two manufacturing facilities, one located in Wilmington, Delaware and the second, a leased facility in Gadsden, Alabama, which became fully operational during the fourth quarter of the year ended July 31, 2003. S.I.P. is a steel specialty manufacturer, well known in the construction industry for fabrication of its sole product, "stay-in-place" steel decking used in the construction of highway bridges.

     S.I.P., the leading manufacturer of this type of product in the Mid-Atlantic and Northeastern United States, has an extensive market area, including the entire East Coast of the United States from New England through
Florida.   The new Gadsden facility has allowed S.I.P. to increase its market area through the southeastern United States.

c.  Light Structural Metal Products

      The Company's subsidiary, Piedmont Metal Products, fabricates light structural metal products at its facility in Bedford, Virginia. For the past several years, Piedmont has made improvements to and expanded its facilities to enhance its manufacturing capabilities, as well as its ability to finish product in inclement weather. The subsidiary maintains its American Institute of Steel Construction certification for Complex Steel Building Structures, which enables the subsidiary to bid to a wide range of customers.

2. Construction

     The Company specializes in structural steel erection, the installation of architectural, ornamental and miscellaneous metal products, the installation of precast and prestressed concrete products, and the rigging and installation of equipment for utility and industrial facilities. The Company operates its construction segment primarily in the Mid-Atlantic region, with emphasis on the corridor between Baltimore, Maryland and Norfolk, Virginia.

     The Company owns a wide variety of cranes and trucks, which are used to perform its contracts, which when not being used by the Company for steel and precast concrete erection or the transportation of manufactured materials, are leased to outside customers.

     Labor generally is obtained in the area where the particular project is located; however, labor in the construction segment has been in tremendous demand in recent years and shortages have occurred. The Company has developed a number of outreach programs, including an apprenticeship program as well as language training opportunities, to make employment with the Company more attractive.

     The primary basis on which the Company is awarded construction contracts is price, since most projects are awarded on the basis of competitive bidding. While there are numerous competitors for commercial and industrial construction in the Company's geographic areas, the Company remains one of the larger and more diversified companies in its areas of operations.

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

d.   Equipment Rental and Sales

     The Company requires a wide range of cranes and trucks in its construction business, but not all of the equipment is in use at all times. To maximize its return on investment in equipment, the Company rents cranes to unaffiliated parties to the extent possible.

3.  Other

a. General

     Each segment of the Company is influenced by adverse weather conditions, although the manufacturing segment is less subject to delays for inclement weather than is the construction segment. The ability to acquire raw materials and to ship finished product is, nevertheless, impacted by extreme weather. It is also possible that the manufacturing segment may have product ready to ship, but inclement weather could cause delays in construction timetables that require adjustments by the manufacturing companies. Because of the cyclicality and seasonality prevalent in the Company's business, higher revenue typically is recorded in the first (August through October) and fourth (May through July) fiscal quarters when the weather conditions are generally more favorable.

     Management is not aware of any environmental regulations that materially impact the Company's capital expenditures, earnings or competitive position.

     The Company employs between 250 and 500 employees. Many are employed on an hourly basis for specific projects, with the actual number varying according to the seasons and timing of contracts. At July 31, 2003 the Company had 365 employees, as compared to July 31, 2002 when there were 434. Included in these totals were 47 and 16 employees, respectively, subject to collective bargaining agreements. Generally, the Company has a good relationship with its employees.

b. Insurance

Liability Coverage

     Primary liability coverage for the Company and its subsidiaries is provided by a policy of insurance with limits of $1,000,000 per occurrence and a $2,000,000 aggregate. The Company also carries an "umbrella" policy that provides limits of $5,000,000 in excess of the primary. The primary policy has a $15,000 deductible per occurrence. If additional coverage is required on a specific project, the Company makes those purchases.

     Management routinely evaluates these coverages and expenditures and makes modifications as necessary.

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

4.  Backlog Disclosure

     As of July 31, 2003, the Company's backlog was approximately $58 million, compared to $48 million at July 31, 2002 and $46 million at July 31,
2001.   The increase in the backlog is primarily due to the Company's contracts, totaling approximately $30 million, on the Woodrow Wilson Bridge across the Potomac River outside of Washington DC. Approximately $16.5 million of the $58 million backlog is long term in nature and not expected to be realized as revenue during the fiscal year ending July 31, 2004.

5.  Working Capital Requirements

     From time to time, the Company will be required to maintain inventory at increased levels to assure timely delivery of its product and to maintain manufacturing efficiencies in its plants. To minimize the use of the Company's lines of credit, the Company has established special payment terms, pay when paid agreements, with many of its principal suppliers. In many jurisdictions, the Company is also able to bill for raw materials and for stored completed products.

Item 2.   Properties

     At July 31, 2003, the Company owned approximately 90 acres of industrial property, some of which is not developed but may be used for future
expansion.   Approximately 39 acres are near Manassas, in Prince William
County, Virginia; 27 acres are in Richmond, Virginia; and 24 acres in Bedford, in Virginia's Piedmont section between Lynchburg and Roanoke.

     The Company owns numerous large cranes, tractors and trailers and other equipment. During the year ended July 31 2003, the Company acquired manufacturing equipment valued at $2,157,000. The Company also expanded its facilities at a cost of $396,000.

Item 3.  Legal Proceedings

General

     The Company is party to various claims arising in the ordinary course of its business. Generally, claims exposure in the construction industry consists of employment claims of various types of workers compensation, personal injury, products' liability and property damage. The Company believes that its insurance accruals, coupled with its liability coverage, are adequate coverage for such claims.

     During the year ended July 31, 2003, Williams Steel Erection Company, the Company's primary construction division operation, became the target of the International Association of Bridge, Structural, Ornamental & Reinforcing
Iron Worker's union attempts at organizing the subsidiary's workforce.   The
union lost the election held on October 24, 2002. After an appeal by the union, the National Labor Relations Board certified the results of the election on December 20, 2002 in favor of Williams Steel. The union continued a negative media campaign against both the subsidiary and the parent company. As a consequence of the union's activity, the subsidiary's apprenticeship program faced a legal challenge in Virginia. The initial ruling did not favor the subsidiary, but an appeal has been noted. Contrary to published statements issued by the union, management believes this issue will have no bearing on the subsidiary's ability to obtain governmental contracts. The appeal is still pending. This matter has not had and is not expected to have in the future, a significant impact on the Company's financial position, results of operations or cash flows.

     Following months of negotiations, Williams Bridge Company reached a contract with the United Steelworkers of America for representation of the workforce at the subsidiary's Bessemer, Alabama manufacturing facility. The covered employees ratified the agreement on January 28, 2003. The agreement offered wages and benefits similar to those offered at the Company's other facilities.

     The Company obtained worker's compensation insurance from an insurance carrier for a number of years under a "loss sensitive" agreement whereby the Company paid a flat charge for the cost of doing business plus an additional amount based on claims experience. During the year ended July 31, 2003, the Company changed carriers because the previous carrier's proposed renewal terms were unacceptable to Company management. Subsequent to the change of carriers, the Company's previous carrier has asserted various charges and has attempted to change terms of the calculation of amounts due, which the Company has disputed. The Company received a demand letter from counsel for the carrier dated August 13, 2003. The Company disputes the demand letter and intends to defend itself against what it views as unjustified claims by the carrier, which approximate $1.6 million. The Company does not believe the outcome of this matter will have a significant impact on its financial position, results of operations or cash flows.


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

  8/2/01   11/2/01   2/2/02   5/2/02   8/2/02  11/2/02   2/2/03   5/2/03
  11/1/01   2/1/02   5/1/02   8/1/02  11/1/02   2/1/03   5/1/03   8/1/03
-------------------------------------------------------------------------
   $5.75    $5.66    $9.00    $8.91    $4.40    $4.42    $4.25    $4.24
   $3.55    $4.01    $4.25    $4.10    $3.11    $3.33    $3.06    $3.49

     The prices shown reflect published prices, without retail mark-up, markdown, or commissions and may not necessarily reflect actual transactions.

     The Company paid no cash dividends during the years ended July 31, 2003 or 2002. The Company's board believes that the current best utilization for cash is in the further development of its business units and strategic expansion. Further, there are certain covenants in the Company's current credit agreements that prohibit cash dividends without the lenders' permission.

     At July 31, 2003, there were 484 holders of record of the Common Stock.


                     Equity Compensation Plan Information
=============================================================================
                           Number of        Weighted       Number of
                           securities        average       securities
                           to be issued   exercise price   remaining
                           upon exercise  of outstanding   available
                          of outstanding    options,       for future
                            options,        warrants       issuance
                            warrants       and rights
                           and rights.
=============================================================================
                               (a)              (b)            (c)
Equity compensation plans
approved by security holders   200,000          $3.81        93,000  (1)

Equity compensation plans
not approved by security        70,000          $3.34             0 (2) (3)
holders

Total                          270,000          $3.67        93,000
=============================================================================
   (1)      Plan approved by shareholders in November 1996
   (2) The options granted to non-employee directors and the shares issued upon exercise of these options are issued pursuant to Rule 144 of the 1933 Securities Act.
   (3) The Company's non-employee directors receive a stock grant of restricted stock equal to $600 per month to be calculated monthly, using the current share price at the end of the month, with the shares to be accumulated and transferred once a year in January.


Item 6.  Selected Financial Data

     The following table sets forth selected financial data for the Company and is qualified in its entirety by the more detailed financial statements, related notes thereto, and other statistical information appearing elsewhere in this report.
                   SELECTED CONSOLIDATED FINANCIAL DATA
                   (In millions, except per share data)

                                            YEAR ENDED JULY 31,
                                 --------------------------------------
                                  2003    2002    2001    2000    1999
Statements of Operations Data:   ------  ------  ------  ------  ------
Revenue:
     Construction                $18.0   $22.2   $22.3   $20.8   $16.6
     Manufacturing                34.4    34.0    27.2    21.3    16.3
     Other                         0.3     0.3     1.0     0.8     0.5
                                 ------  ------  ------  ------  ------
Total Revenue                    $52.7   $56.5   $50.5   $42.9   $33.4
                                 ======  ======  ======  ======  ======
Gross Profit:
     Construction                 $5.1    $7.2    $8.0    $7.4    $6.6
     Manufacturing                11.5    14.3     9.9     7.1     5.9
     Other                         0.3     0.3     1.1     0.8     0.5
                                 ------  ------  ------  ------  ------
Total Gross Profit               $16.9   $21.8   $19.0   $15.3   $13.0
                                 ======  ======  ======  ======  ======
Other Income:                    $-       $0.1    $0.1    $0.1    $0.1
Expense:
     Overhead                     $8.0    $8.0    $5.2    $4.4    $3.7
     General and Administrative    7.7     9.0     8.5     6.5     5.7
     Depreciation                  1.8     1.6     1.6     1.2     1.3
     Interest                      0.6     0.7     0.8     0.9     0.9
     Income Tax (Benefit)         (0.3)    1.0     0.4     0.9    (2.0)
                                 ------  ------  ------  ------  ------
Total Expense                    $17.8   $20.3   $16.5   $13.9    $9.6
                                 ------  ------  ------  ------  ------
(Loss) Earnings Before
     Extraordinary Item          $(0.9)   $1.6    $2.6    $1.5    $3.5
Minority Interest and
     Equity Earnings                -       -     (0.1)     -      0.1
Extraordinary Item - Loss on
     Extinguishment of Debt         -       -       -       -     (0.2)
                                 ------  ------  ------  ------  ------
Net (Loss) Earnings              $(0.9)   $1.6    $2.5    $1.5    $3.4
                                 ======  ======  ======  ======  ======
(Loss) Earnings Per Share:
     Before Extraordinary Item  $(0.26)  $0.45   $0.70   $0.41   $1.00
     Extraordinary Item             -       -       -       -    (0.05)

(Loss) Earnings Per Share:
          Basic *               $(0.26)  $0.45   $0.70   $0.41   $0.95
                                =======  ======  ======  ======  ======
          Diluted               $(0.26)  $0.45   $0.70   $0.41   $0.95
                                =======  ======  ======  ======  ======

Balance Sheet Data (at end of year):

Total Assets                     $40.5   $42.2   $37.7   $35.0   $32.6
Long Term Obligations              7.6     7.6     7.0     7.7     7.4
Total Liabilities                 23.5    24.3    21.5    21.3    20.4
Stockholders' Equity              16.8    17.7    16.2    13.7    12.2
* No dividends were paid on Common Stock during the above five year period.



Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations

General

     The subsidiaries of Williams Industries, Inc. provide specialized services and products for the construction industry. They operate in the commercial, industrial, governmental and infrastructure construction markets, with the operating components divided into construction and manufacturing segments. The services provided include: steel, precast concrete and miscellaneous metals erection and installation; crane rental and rigging; fabrication of welded steel plate girders, rolled beams; "stay-in-place" bridge decking, and light structural and other metal products.

     Management continually reviews the Company's allocation of assets to each subsidiary and makes adjustments as necessary to enhance the Company's ability to take advantage of opportunities in the marketplace. Since Fiscal 1996, the Company has increased its emphasis on its Manufacturing Segment. Manufacturing, which was 37% of the Company's business in Fiscal 1996, comprised 65% of revenues in Fiscal 2003. While this increase is due in part to the expansion of the Company into leased facilities in Alabama, the decline in revenues in the Construction Segment also contributed to this shift.

     While management anticipates growth in the next four to five years in the Company's manufacturing segment due to increased governmental demand for highway projects, significant opportunities are also occurring in the industrial and institutional construction markets.

     The amount of commercial, institutional, and governmental construction activity in the Mid-Atlantic region, where the Company traditionally has focused its efforts, continues to be higher than in many other regions in recent years, but budgetary problems continue to plague the states, including Maryland and Virginia. Geographic expansion has allowed the Company to achieve growth and to remove some of the vagaries of working only in concentrated areas.

     Although, demand for the Company's products and services related to government spending on infrastructure remained strong during the year ended July 31, 2003, inclement weather, schedule delays by customers, raw material delivery delays and a decline in new contracts by government agencies affected the Company's ability to perform work. Near record snow falls, followed by heavy rains, shut down or delayed many jobs.

     There continues to be a strong demand for the Company's bridge girders and "stay-in-place" decking, due in part to continued governmental spending on infrastructure. The Company's bridge girder company was successful in its bid on the Woodrow Wilson Bridge contract to supply girders for the Virginia approach. At the same time, the Company's "stay-in-place" decking company obtained contracts for several sections of the same bridge. These contracts total approximately $30 million and will extend over the next four years.

     During the fiscal year ended July 31, 2003, the Company took action to curtail continuing losses associated with the activities of the Company's former Sales and Services' segment. For many years, the Company has rented cranes and related heavy construction equipment to non-related entities in the construction industry. During the past 24 months, revenues from such rentals declined. After a thorough analysis, the Company closed its Jessup, Maryland office, and essential activities previously performed by the sales and services segment were consolidated into the Company's construction segment. The Company intends to sell equipment that is not necessary for its own operations, and is attempting to renegotiate or cancel leases on leased equipment. Revenues and direct costs of the former sales and services segment, which prior to fiscal 2003 were shown separately, are now included in the Company's construction segment.

     While most of the Company's construction activities are focused in Maryland, Virginia, and the District of Columbia, the Company now has manufacturing facilities in the Southeast. Products are shipped well beyond both regions.

     The Company's long-range plan calls for the continued leverage of existing subsidiaries to produce the most cost-effective and customer-responsive combination of manufacturing and construction capabilities. The Company's ability to offer a turnkey approach for its customers, thereby increasing its competitiveness on some contracts, will continue to be a strength.

     Effective January 1, 2003, the Company changed its worker's compensation insurance carrier. The new program offers significantly better cash flow and slightly lower fixed costs. In the past, the Company paid in advance for its entire worker's compensation costs for the year. Under the new program, there are no upfront payments required. The carrier's base fee, which is a portion of the total program cost, is paid out over the policy year. All other costs are paid by the carrier and reimbursed by the Company on a monthly basis, resulting in improved cash flow during the year.

Financial Condition

     Between July 31,2002 and July 31, 2003, the following changes occurred:

     The Company's Cash and cash equivalents, Restricted cash and Certificates of deposit decreased $1.6 million as the Company used cash on hand at July 31, 2002 and cash provided by operations during the year ended July 31, 2003 to purchase equipment, fund plant expansion, and pay down debt.

     Accounts receivable declined approximately $1.3 million. Trade receivables increased $700,000 as rigging work related to maintenance and rehabilitation work remained strong. Contract receivables declined $1.6 million while work on current backlog has been delayed. Other receivables declined $400,000 as the Company received cash on receivables. The Company collected approximately $300,000 for retentions on the job on which the Company has a contract claim receivable. In addition, the Company recorded a claim in the amount of $365,000. This claim has proceeded through the mediation stage and an examination of the records that support this claim is scheduled for September 30, 2003. The Company believes this claim will be collected during the year ended July 31, 2004.

     Inventory declined approximately $1.4 million. The Company used existing inventories to produce its products. Additionally, raw material prices have declined, reducing the need to hedge against price increases.

     Costs and estimated earning in excess of billings increased $1.6 million because the Company fabricated girders on jobs where the customer could not be billed until the product was fully fabricated or delivered to the job.

     Prepaid expenses decreased $500,000 due to a change in the Company's workers' compensation insurance carrier during the fiscal year 2003. In the past, the Company paid its entire workers' compensation costs in advance, while under the new program, the carrier's base fee is paid out over the policy year.

     Property and Equipment, At Cost increased $2 million as the Company purchased one new crane, refinanced three cranes which it had previously leased, capitalized construction costs and plant equipment costs at its manufacturing segment facilities and purchased other miscellaneous equipment. The Company retired fully depreciated equipment with an original cost of $1.8 million.

     Deferred income taxes increased $378,000 due primarily to the reduction of the valuation allowance that was placed against the capital loss carryforward that the Company was not able to utilize and expired on July 31, 2003.

     Other assets decreased $935,000 as the Company reclassified costs, which had previously been deferred, to Property and Equipment, At Cost. These costs were mainly associated with the plant expansions at its Bedford, Virginia and Gadsden, Alabama plants.

     Notes payable decreased $700,000. The Company borrowed approximately $4.9 million, $1.4 million of which was used to fund long-term plant and equipment purchases and $3.5 million was used to fund short-term operations. The Company paid back $5.6 million related to short term borrowing, mainly from operations.

     Accounts payable increased $500,000 as the Company delayed payments to vendors related to contracts on which it had not received payment.

     Accrued compensation and related liabilities decreased $1 million due to a decrease in incentive compensation.

     Billings in excess of cost and estimated earnings on uncompleted contracts increased $500,000. This increase relates to certain contracts where the Company was able to bill for materials purchased but not yet fabricated.

     Income taxes payable decreased $137,000 due to state tax payments and recording of refunds.

     Stockholders' equity decreased $893,000 primarily due to operating losses. The Company also repurchased Company stock for $32,000 and issued stock for $76,000.

Bonding

     The Company has a comprehensive bonding program with a primary underwriter that is believed to be more than sufficient for the Company's needs. Although the Company's ability to bond work is more than adequate, the Company has traditionally relied on its superior reputation to acquire work and will continue to do so. However, the Company recognizes that, as it expands its geographic range for providing goods and services, it may be necessary to provide bonds to customers unfamiliar with the Company.

Liquidity

     The Company's operations require significant working capital to procure materials for contracts to be performed over relatively long periods, and for purchases and modifications of specialized equipment. Furthermore, in accordance with normal payment terms, the Company's customers often retain a portion of amounts otherwise payable to the Company as a guarantee of project completion. To the extent the Company is unable to receive progress payments in the early stages of a project, the Company's cash flow could be adversely affected. The issue of progress payments is a common one in the construction industry as are short-term cash considerations.

     The Company generated $2.9 million in cash from operations during the year ended July 31, 2003. The Company used $3.6 million to fund investing activities and used cash in financing activities of $705,000. Cash and cash equivalent decreased $1.4 million from $3.4 million at July 31, 2002 to $2 million at July 31, 2003.

     The Company paid approximately $70,000 to former shareholders of S.I.P. Inc. of Delaware under the terms of its purchase agreement for a 100% interest in that company.

      Management believes that operations will generate sufficient cash to fund activities. However, as revenues increase, it may become necessary to increase the Company's credit facilities to handle short-term cash requirements. Management, therefore, is focusing on the proper allocation of resources to ensure stable growth.

     The Company is not in compliance with one of the covenants contained in its agreements with United Bank and with Wachovia Bank. The agreements state that the Company must maintain a "debt service coverage ratio" of 1.3 or greater. Due to the Company's loss for the year ended July 31, 2003, that ratio was .59. The Company has obtained a waiver, with no conditions from United Bank, and a waiver from Wachovia Bank that requires the Company to achieve earnings performance as follows: produce a net profit of $207,000 for the quarter ending October 31, 2003, a net profit of $304,000 through the six months ending January 31, 2004, a net profit of $469,000 through the nine months ending April 30, 2004 and a net profit of $900,000 for the year ending July 31, 2004.

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

1.  Fiscal Year 2003 Compared to Fiscal Year 2002

     The year ended July 31, 2003 was a difficult year. Record snows and above average rain, delayed material shipments as well as starting dates on jobs. The former sales and services segment, due to declining revenues and increasing losses, was downsized and consolidated with the construction segment. The Company continued expansion of the manufacturing segment with the opening of the Gadsden, Alabama facility and the completion of an addition to the Bedford, Virginia plant. Finally, during the year, the Company was awarded contracts aggregating approximately $30 million for the Woodrow Wilson Bridge project. The work for this project will involve most of the Company's subsidiaries.

     The Company recorded a loss of $936,000, or $0.26 per share, on revenues of $52.7 million for the year ended July 31, 2003 compared to a profit of $1.6 million, or $0.45 per share, on revenues of $56.5 million for the year ended July 31, 2002.

     Revenues decreased by $3.8 million. Manufacturing revenues increased by $.4 million while construction revenues decreased $4.2 million. Construction segment revenue was adversely impacted by project delays due to inclement weather and by the downsizing of crane rental operations.

     Gross Profit declined $4.9 million as gross profit percentages decreased. The construction segment's gross margin decreased four percent mainly due to increased competition. The manufacturing segment's gross profit decreased approximately nine percent due also to increased competition, and the fact that during the last ten months of Fiscal 2002, the Bessemer, Alabama plant was working on time and material contracts that were residual to the plant's former owner. These contracts were produced at higher margins than those currently in the plant because the customer supplied the material.

     While overhead increased slightly, overhead in the construction segment decreased by more than $400,000 due to the downsizing of the crane rental operation. This decrease was offset by increases in the manufacturing segment related to increased revenues.

     General and administrative expenses decreased by $1.3 million due mainly to a decrease in incentive compensation of $1 million.

     Depreciation increased $200,000 due to property and plant additions, mainly in the manufacturing segment.

     Interest expense decreased due to lower interest rates on short-term borrowing and reduced debt.

     The income tax (benefit) provision decreased $1.3 million for the year ended July 31, 2003 due primarily to the Company's losses.


2.  Fiscal Year 2002 Compared to Fiscal Year 2001

     Expansion in the Company's manufacturing segment dominated Fiscal 2002, with the segment showing a 25% increase in revenues when compared to Fiscal
2001.   While a portion of this improvement was due to the addition of the leased facility in Bessemer, Alabama, the bulk of the increase was due to
higher sales in existing markets.   This was particularly significant because
Williams Bridge Company's strongest traditional customers, the states of Virginia and Maryland, did not bid much work due to severe budgetary
concerns.   Williams Bridge Company not only produced more work but also
produced higher profit margins when the years are compared.   It is also
significant to note that the addition of the Bessemer plant was responsible for approximately $600,000 in increased G&A costs for the subsidiary; overhead increasing accordingly.

     The construction segment revenues remained constant when the years ended July 31, 2002 an 2001 are compared. While the segment's erection operations revenue increased, the increases were offset by decreases in revenues in crane rental operations. Direct costs increased $839,000 due to workers' compensation expenses due to a series of accidents, and because the segment had substantial fixed-cost expenses, such as crane leases. Profit margins declined sharply on reduced revenues.

     Part of the equipment rental operation's difficulties stemmed from new competition in the marketplace, but concerns involved accidents, the segment's inability to sell underperforming assets and changes in the segment's sales staff.


3.  Fiscal Year 2001 Compared to Fiscal Year 2000

     The single most significant difference between Fiscal 2001 and Fiscal 2000 was the addition of S.I.P. Inc. of Delaware to the Company's consolidated results. The addition of S.I.P. was a major contributor to the manufacturing segment's increase in both revenues and profitability, although the entire segment continued to benefit from consistent order flow for bridge girders and decking, both components of the federal government's extensive
infrastructure funding program.   The increasing proportion of revenues
generated by manufacturing is expected to continue as funding for infrastructure programs is scheduled to continue for at least five years.

     In the construction segment, in the absence of many "mega" or extremely large construction projects, the construction operations performed a multitude of smaller jobs in Fiscal 2001 to keep its revenues close to those of Fiscal 2000. Institutional projects, such as schools and post offices, comprised a significant component of the segment's work in contrast to the commercial construction of the prior year.

      Equipment rental operation also had an increase in revenues when the
years are compared.   Some of the increase was attributed to the Company's
consolidation of crane management, which allowed higher utilization for both long and short-term projects. More coordinated scheduling also permitted the Company to seize emergency, time-sensitive opportunities, which generally produced higher profit margins.

     The Company took advantage of conditions in the overall economy to restructure several long-term debt obligations, reducing the average interest rate of its variable rate obligations by nearly two percent and the rate on its total fixed interest notes by approximately 0.2%. These savings are reflected on the Company's Income Statement.

     The Company's provision for income taxes must also be evaluated when reviewing bottom-line results. As a result of the Company's ability to use some of its tax-loss carryforwards, the Fiscal 2001 provision of $495,000
was substantially less than the Fiscal 2000 provision of $892,000.   The
Company's future utilization of its remaining tax loss carryforwards will continue to be evaluated on a yearly basis.

Off-Balance Sheet Arrangements

     Except as shown below in Aggregate Contractual Obligations and in Note 13, Leases, the Company has no off balance sheet arrangements.

Aggregate Contractual Obligations

     The table below summarizes the payment timetable for all contractual obligations of the Company.

(Amounts in thousand $)                      Payments Due By Period
                                   -----------------------------------------
                                    Less Than    1-3       3-5    More Than
Contractual Obligations     Total     1 Year    Years     Years    5 Years
------------------------  --------  --------  --------  --------  --------
Long Term Debt             $8,835    $1,381    $4,144    $1,292    $2,018
Capital Lease Obligation      225       109       116      -         -
Operating Leases            7,434     2,068     2,778     2,005       583
Purchase Obligations          326       326      -       -        -
                          --------  --------  --------  --------  --------
Total                     $16,820    $3,884    $7,038    $3,297    $2,601
                          --------  --------  --------  --------  --------

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


Item 7A.  Quantitative and Qualitative Disclosures About
          Market Risk

     Williams Industries, Inc. uses fixed and variable rate notes payable and a tax-exempt bond issue to finance its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk, with the primary interest rate exposure resulting from changes in the prime rates or Industrial Revenue Bond (IRB) rate used to determine the interest rates that are applicable to borrowings under the Company's vendor credit facility and tax exempt bond.

     The information below summarizes Williams Industries, Inc.'s sensitivity to market risks associated with fluctuations in interest rates as of July 31, 2003. To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity of the Company's credit facility and tax-exempt bond in effect at
July 31, 2003.   Notes 6 and 13 to the Consolidated Financial Statements
contain descriptions of the Company's credit facilities and tax-exempt bond and should be read in conjunction with the table below.

Interest Rate Sensitivity on Notes Payable
Financial Instruments by Expected Maturity Date
(In thousands except interest rate)
                                                      2008 and          Fair
Year Ending July 31,     2004   2005    2006    2007    After   Total   Value
                        -----  ------  ------  ------  ------  ------  ------
Variable Rate Notes      $583  $2,555    $497    $318    $601  $4,554  $4,600
Average Interest Rate   8.05%   5.08%   4.40%   4.00%   1.32%   4.36%

Fixed Rate Notes         $908    $714    $494    $417  $1,974  $4,507  $4,500
Average Interest Rate   8.05%   7.68%   7.83%   8.02%   8.45%   8.14%


Item 8.    Financial Statements and Supplementary Data

     (See pages which follow.)


Item 9.  Changes in and Disagreements on Accounting and
Financial Disclosures.

     None.


Part III

     Pursuant to General Instruction G(3)of Form 10-K,information required by
Part III (Items 10, 11, 12 and 13) is hereby incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, in connection with the Company's Annual Meeting of Shareholders scheduled to be held November 8, 2003.

Item 14.  Controls and Procedures

     As of July 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including Chief Executive Officer (CEO) and Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and Controller, concluded that the disclosure controls and procedures were effective as of July 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to July 31, 2003.

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


Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

The following documents are filed as a part of this report:

1.     Consolidated Financial Statements of Williams Industries,
Incorporated and Independent Auditors' Reports.

     Report of Aronson and Company

     Report of the Audit Committee

     Consolidated Balance Sheets as of July 31, 2003 and 2002.

     Consolidated Statements of Operations for the Years Ended July 31, 2003, 2002, and 2001.

     Consolidated Statements of Stockholders' Equity for the Years Ended July 31, 2003, 2002, and 2001.

     Consolidated Statements of Cash Flows for the Years
     Ended July 31, 2003, 2002, and 2001.

     Notes to Consolidated Financial Statements for the Years Ended July 31, 2003, 2002, and 2001.

     Schedule II -- Valuation and Qualifying Accounts for the Years Ended July 31, 2003, 2002, and 2001 of Williams Industries, Incorporated.

(All included in this report in response to Item 8.)


2.  (a) Schedules to be Filed by Amendment to this Report

          NONE

    (b) Exhibits:

          Exhibit 3  Articles of Incorporation and By-Laws
                       Articles of Incorporation: incorporated by reference to Exhibit 3(a) of the Company's 10-K for the fiscal year ended July 31, 1989.
                       By-Laws:incorporated by reference to Exhibit 3 of the Company's 8-K filed September 4, 1998.
          Exhibit 14   Code of Ethics
          Exhibit 21   Subsidiaries of the Company
          Exhibit 31.1 Section 302 Certification for Christ H. Manos
          Exhibit 31.2 Section 302 Certification for Frank E. Williams, III
          Exhibit 32.1 Section 906 Certification for Christ H. Manos
          Exhibit 32.2 Section 906 Certification for Frank E. Williams, III

Independent Auditor's Report



To the Board of Directors and Stockholders
Williams Industries, Incorporated
Manassas, Virginia


We have audited the accompanying Consolidated Balance Sheets of Williams Industries, Incorporated as of July 31, 2003 and 2002, and the related Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for each of the three years in the period ended July 31, 2003. Our audits also included the financial statement schedule listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Williams Industries, Incorporated as of July 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.






Aronson & Company
Rockville, Maryland
September 5, 2003

REPORT OF THE AUDIT COMMITTEE

The Audit Committee of the Board of Directors is composed of three independent directors. Its primary function is to oversee the Company's system of internal controls, financial reporting practices and audits to determine that their quality, integrity and objectivity are sufficient to protect stockholder interests.

The Audit Committee, either in person or by conference call, met four times during Fiscal 2003 to review the overall audit scope, plans and results of the independent auditors, the Company's internal controls, emerging accounting issues, expenses, and audit fees. The Committee met separately without management present and with the independent auditors to discuss the
audit.   The Committee reviewed the Company's annual financial statements
prior to issuance.   Audit Committee findings are reported to the full Board
of Directors.

The Audit Committee is satisfied that the internal control system is adequate and that the Company employs appropriate accounting and auditing procedures.



Stephen N. Ashman
Chairman, Audit Committee

                 WILLIAMS INDUSTRIES, INCORPORATED
                    CONSOLIDATED BALANCE SHEETS
                   AS OF JULY  31, 2003 AND 2002
($000 Omitted)
                                ASSETS
                              ----------
                                                 2003       2002
CURRENT ASSETS                                 --------   --------
Cash and cash equivalents                      $ 2,023    $ 3,380
Restricted cash                                     51         50
Certificates of deposit                            417        705
Accounts receivable, (net of allowances
      for doubtful accounts of $1,528 in
      2003 and $1,406 in 2002):
  Contracts
      Open accounts                             13,025     14,535
      Retainage                                    510        656
  Trade                                          2,249      1,523
  Other                                            602      1,017
                                               --------   --------
           Total accounts receivable - net      16,386     17,731
                                               --------   --------
Inventory                                        3,421      4,866
Costs and estimated earnings in excess
     of billings on uncompleted contracts        3,139      1,509
Prepaid expenses                                 1,767      2,263
                                               --------   --------
           Total current assets                 27,204     30,504
                                               --------   --------
PROPERTY AND EQUIPMENT, AT COST                 22,242     20,209
      Accumulated depreciation                 (12,160)   (12,238)
                                               --------   --------
           Property and equipment, net          10,082      7,971
                                               --------   --------

OTHER ASSETS
  Deferred income taxes                          2,624      2,246
  Other                                            600      1,535
                                               --------   --------
           Total other assets                    3,224      3,781
                                               --------   --------
TOTAL ASSETS                                   $40,510    $42,256
                                               ========   ========

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES
Current portion of notes payable               $ 1,490    $ 2,120
Accounts payable                                 5,410      4,900
Accrued compensation and related liabilities       881      1,858
Billings in excess of costs and estimated
        earnings on uncompleted contracts        4,587      4,104
Deferred income                                     28         99
Other accrued expenses                           3,535      3,462
Income taxes payable                              -           137
                                               --------   --------
           Total current liabilities            15,931     16,680

LONG-TERM DEBT
Notes payable, less current portion              7,570      7,649
                                               --------   --------
           Total liabilities                    23,501     24,329
                                               --------   --------
MINORITY INTERESTS                                 187        212
                                               --------   --------

COMMITMENTS AND CONTINGENCIES                     -          -

STOCKHOLDERS' EQUITY
Common stock - $0.10 par value, 10,000,000
      shares authorized; 3,586,880 and
      3,573,683 shares issued and outstanding      359        358
Additional paid-in capital                      16,390     16,348
Accumulated earnings                                73      1,009
                                               --------   --------
     Total stockholders' equity                 16,822     17,715
                                               --------   --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $40,510    $42,256
                                               ========   ========

            See Notes To Consolidated Financial Statements.

                 WILLIAMS INDUSTRIES, INCORPORATED
               CONSOLIDATED STATEMENTS OF OPERATIONS
              YEARS ENDED JULY 31, 2003, 2002 and 2001
($000 omitted except earnings per share)
                                    2003         2002         2001
REVENUE:                         ---------    ---------    ---------
   Construction                  $ 17,968     $ 22,245     $ 22,275
   Manufacturing                   34,439       33,978       27,210
   Other revenue                      264          281        1,023
                                 ---------    ---------    ---------
        Total revenue              52,671       56,504       50,508
                                 ---------    ---------    ---------
DIRECT COSTS:
   Construction                    12,868       15,040       14,201
   Manufacturing                   22,957       19,672       17,277
                                 ---------    ---------    ---------
        Total direct costs         35,825       34,712       31,478
                                 ---------    ---------    ---------
GROSS PROFIT                       16,846       21,792       19,030
                                 ---------    ---------    ---------
OTHER INCOME                            0           96          107
                                 ---------    ---------    ---------
EXPENSES:
   Overhead                         8,043        8,026        5,228
   General and administrative       7,698        8,991        8,480
   Depreciation and amortization    1,771        1,553        1,589
   Interest                           614          715          840
                                 ---------    ---------    ---------
        Total expenses             18,126       19,285       16,137
                                 ---------    ---------    ---------

(LOSS) EARNINGS BEFORE INCOME
     TAXES AND MINORITY INTERESTS  (1,280)       2,603        3,000

INCOME TAX  (BENEFIT) PROVISION      (359)         962          405
                                 ---------    ---------    ---------
(LOSS) EARNINGS BEFORE
   MINORITY INTERESTS                (921)       1,641        2,595
      Minority Interests in
         consolidated subsidiaries    (15)         (28)         (77)
                                 ---------    ---------    ---------
NET (LOSS) EARNINGS                $ (936)     $ 1,613      $ 2,518
                                 =========    =========    =========
(LOSS) EARNINGS PER COMMON SHARE:
   (LOSS) EARNINGS PER COMMON
      SHARE-BASIC                  $(0.26)      $ 0.45       $ 0.70
                                 =========    =========    =========
   (LOSS) EARNINGS PER COMMON
      SHARE-DILUTED                $(0.26)      $ 0.45       $ 0.70
                                 =========    =========    =========


            See Notes To Consolidated Financial Statements.

                  WILLIAMS INDUSTRIES, INCORPORATED
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              YEARS ENDED JULY 31, 2003, 2002 and 2001
(000 0mitted)
                                          Additional  Accumulated
                          Number   Common   Paid-In   Earnings
                        of Shares   Stock   Capital   (Deficit)  Total
                       ------------------------------------------------
BALANCE, AUGUST 1, 2000   3,591   $ 359   $16,436   $(3,122)   $13,673
 Issuance of stock           10       1        22       -           23
 Net earnings
 for the year *             -        -        -       2,518      2,518
                      ------------------------------------------------
BALANCE, JULY 31, 2001    3,601     360    16,458      (604)    16,214
 Issuance of stock           18       2        75       -           77
 Repurchase of stock        (45)     (4)     (185)      -         (189)
 Net earnings
 for the year *             -        -        -       1,613      1,613
                      ------------------------------------------------
BALANCE, JULY 31, 2002    3,574     358    16,348     1,009     17,715
 Issuance of stock           19       2        73       -           75
 Repurchase of stock         (6)     (1)      (31)      -          (32)
 Net (loss)
 for the year *             -        -        -        (936)      (936)
                       ------------------------------------------------
BALANCE, JULY 31, 2003    3,587   $ 359   $16,390     $  73    $16,822
                       ================================================
* There were no items of other comprehensive income during the year.

            See Notes To Consolidated Financial Statements.

                  WILLIAMS INDUSTRIES, INCORPORATED
               CONSOLIDATED STATEMENTS OF CASH FLOWS
             YEARS ENDED JULY 31, 2003, 2002 AND 2001
($000 Omitted)
                                          2003       2002       2001
CASH FLOWS FROM OPERATING ACTIVITIES:   --------   --------   --------
  Net (loss) earnings                   $  (936)   $ 1,613    $ 2,518
  Adjustments to reconcile
      net (loss) earnings to net cash
      provided by operating activities:
    Depreciation and amortization         1,771      1,553      1,589
    Increase (decrease) in allowance
      for doubtful accounts                 842        331     (1,787)
    Loss (gain) on disposal of
      property, plant and equipment         -            5        (84)
    (Increase) decrease in
      deferred income tax assets           (378)       821        346
    Minority interest in earnings            15         28         77
    Gain on disposal of
      consolidated subsidiary               -          (83)       -
  Changes in assets and liabilities:
    Decrease (increase) in
      open contracts receivable             656     (5,007)     4,002
    Decrease (increase) in
      contract retainage                    146        256       (529)
    (Increase) decrease  in
      trade receivables                    (714)       270       (546)
    Decrease (increase) in
      other receivables                     415         95     (1,016)
    Decrease (increase) in inventory      1,445     (1,247)      (608)
    (Increase) decrease in costs and
      estimated earnings in excess of
      billings on uncompleted contracts  (1,630)       984       (948)
    Increase in billings in excess of
      costs and estimated earnings on
      uncompleted contracts                 483      1,202        493
    Decrease (increase) in
      prepaid expenses                      496     (1,112)        (7)
    Decrease (increase) in other assets     936       (808)       241
    Increase (decrease) in accounts payable 510        733       (373)
    (Decrease) increase in
      accrued compensation
      and related liabilities              (977)       229        354
    Decrease in deferred income             (72)       (25)       (97)
    Increase in other accrued expenses       73        345        121
    (Decrease) increase in
      income taxes payable                 (137)       160       (105)
                                        --------   --------   --------
NET CASH PROVIDED
  BY OPERATING ACTIVITIES                 2,944        343      3,641
                                        --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for
      property, plant and equipment      (3,829)    (1,392)      (996)
    (Increase) decrease in
      restricted cash                        (1)        (1)        19
    Proceeds from sale of
      property, plant and equipment         -            1        864
   Sale of subsidiary                       -          100        -
   Cash of subsidiary sold                  -         (262)       -
   Purchase of subsidiary                   (53)       (86)    (1,302)
   Purchase of certificates of deposit     (306)       (17)      (118)
   Maturities of certificates of deposit    594          5        106
                                        --------   --------   --------
NET CASH USED IN INVESTING ACTIVITIES    (3,595)    (1,652)    (1,427)
                                        --------   --------   --------
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from borrowings               4,907      8,246      5,932
   Repayments of notes payable           (5,616)    (7,145)    (6,934)
   Issuance of common stock                  75         77         23
   Repurchase of common stock               (32)      (189)       -
   Minority interest dividends              (40)       (48)       (55)
                                        --------   --------   --------
NET CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                     (706)       941     (1,034)
                                        --------   --------   --------
NET (DECREASE) INCREASE IN
  CASH AND CASH EQUIVALENTS              (1,357)      (368)     1,180
CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                       3,380      3,748      2,568
                                        --------   --------   --------
CASH AND CASH EQUIVALENTS, END OF YEAR  $ 2,023    $ 3,380    $ 3,748
                                        ========   ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION (SEE NOTE 14)

      See Notes To Consolidated Financial Statements.

                  WILLIAMS INDUSTRIES, INCORPORATED

                         NOTES TO CONSOLIDATED
                         FINANCIAL STATEMENTS
                              YEARS ENDED
                     JULY 31, 2003, 2003 AND 2001

SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

     Business - Williams Industries, Incorporated operates in the commercial, industrial, institutional, governmental and infrastructure construction markets, primarily in the Mid-Atlantic region of the United States.

     The Company's has two main lines of business, manufacturing and construction. Construction includes the erection and installation of steel, precast concrete and miscellaneous metals as well as rigging and crane rental. In manufacturing, the Company fabricates welded steel plate girders, rolled steel beams, steel decking, and light structural and other metal products. Prior to October 1, 2001, the Company was also in the business of selling insurance, safety and related services.

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

     Depreciation and Amortization - Property and equipment are recorded at cost and are depreciated over the estimated useful lives of the assets using the straight-line method of depreciation for financial statement purposes, with estimated lives of 25 years for buildings and 3 to 15 years for equipment, vehicles, tools, furniture and fixtures. Leasehold improvements are amortized over the lesser of 10 years or the remaining term of the lease. Straight-line and accelerated methods of depreciation are used for income tax purposes.

     Ordinary maintenance and repair costs are charged to expense as incurred while major renewals and improvements are capitalized. Upon the sale or retirement of property and equipment, the cost and accumulated depreciation are removed from the respective accounts and any gain or loss is recognized.

     Impairment of Long-Lived Assets - In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company evaluates the potential impairment of long-lived assets based on projections of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying value amount of an asset may not be fully recoverable. Management believes no material impairment of its assets exists at July 31, 2003.

     (Loss) Earnings Per Common Share - "(Loss) Earnings Per Common Share-Basic" is based on the weighted average number of shares outstanding during the year. "Earnings Per Common Share-Diluted" is based on the shares outstanding and the weighted average of common stock equivalents outstanding, which consisted of stock options during the years ended July 31, 2002 and 2001. For the year ended July 31, 2003, "(Loss) per common share - diluted" does not include common stock equivalents since the effect would be anti-dilutive.

     Revenue Recognition - Revenues and earnings from long-term contracts are recognized for financial statement purposes using the percentage-of-completion method; therefore, revenue includes that percentage of the total contract price that the cost of the work completed to date bears to the estimated final cost of the contract. Estimated contract earnings are reviewed and revised periodically as the work progresses, and the cumulative effect of any change in estimate is recognized in the period in which the estimate changes. Retentions on contract billings are minimal and are generally collected within one year. When a loss is anticipated on a contract, the entire amount of the loss is provided for in the current period. Contract claims are recorded as revenue at the lower of excess costs incurred or the net realizable amount after deduction of estimated costs of collection.

     Revenues and earnings on non-contract activities are recognized when services are provided or goods delivered.

     Overhead - Overhead includes the variable, non-direct costs such as shop salaries, consumable supplies, and vehicle and equipment costs incurred to support the revenue generating activities of the Company.

     Advertising - The Company's policy is to expense advertising costs as they are incurred. Generally, advertising costs are insignificant to the Company's operations.

     Inventories - Materials inventory consists of structural steel, steel plates, and galvanized steel coils. Costs of materials inventory is accounted for using either the specific identification method or average cost. The cost of supplies inventory is accounted for using the first-in, first-out, (FIFO) method. No material amount of inventory is tied up in long term contracts.

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

     Cash and Cash Equivalents - For purposes of the Balance Sheet and the Statements of Cash Flows, the Company considers all highly liquid instruments and certificates of deposit with original maturities of less than three months to be cash equivalents. From time to time, the Company maintains cash deposits in excess of federally insured limits. Management does not consider this to represent a significant risk.

     Restricted Cash - The Company's restricted cash is invested in short-term, highly liquid investments. Under the term of the Company's Industrial Revenue Bond (IRB), the Company is required to make monthly payments into an escrow account, from which the annual payment on the IRB is automatically made. The carrying amount approximates fair value because of the short-term maturity of these investments.

     Certificates of Deposit - The Company's certificates of deposit have original maturities greater than 90 days, but not exceeding one year.

     Stock-Based Compensation - At July 31, 2003, the Company had two stock-based compensation plans, which are described more fully in Note 10. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net (loss) earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net
(loss) earnings and (loss) earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(in thousands except (loss) earnings per share)    2003      2002      2001
                                                 --------  --------  --------
Net (Loss) Earnings, as reported                  $ (936)   $1,613    $2,518
Deduct: Total stock-based employee compensation
   under fair value based method for all awards,
   net of related tax effects                        (34)      (88)      (28)
                                                 --------  --------  --------
Pro forma Net (Loss) Earnings                      $(970)   $1,525    $2,490
                                                 ========  ========  ========
(Loss) Earnings per share:
   Basic - as reported                            $(0.26)    $0.45     $0.70
                                                 ========  ========  ========
   Basic - pro forma                              $(0.27)    $0.43     $0.69
                                                 ========  ========  ========

   Diluted - as reported                          $(0.26)    $0.45     $0.70
                                                 ========  ========  ========
   Diluted - pro forma                            $(0.26)    $0.43     $0.69
                                                 ========  ========  ========


Reclassifications - Certain reclassifications of prior years' amounts have been made to conform with the current years' presentation.

RECENT ACCOUNTING PRONOUNCEMENT:

     During the year ended July 31, 2002, the Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. During the year ended July 31, 2003, the Accounting Standards Board issued SFAS's No. 147, Acquisitions of Certain Financial Institutions; No. 148, Accounting for Stock Based Compensation-Transition and Disclosure; No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities; and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

     SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a restructuring)." Under Issue No. 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair market value only when the liability is incurred and not when management adopted the plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted this new Standard during the year ended July 31, 2003. The Board of Directors has not adopted any formal plans associated with the exit or disposal of an activity, although certain operations of the former sales and services segment were transferred to one of the subsidiaries in the construction segment where most operations are at a reduced level. Management believes the adoption of this standard will not have an impact on the Company's financial statements based on its current operations.

     SFAS No.147 Addresses the acquisitions of certain financial institutions. Management believes this standard will have no impact on the Company.

     SFAS No.148 amends SFAS No. 123, Accounting for Stock - Based Compensation and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic method. In addition, this statement amends the disclosure requirements of Statement No. 124 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The Company utilizes the intrinsic method and has adopted the disclosure requirements of this standard. The Company has not adopted the fair value method for the year ended July 31, 2003.

     SFAS No.149 amends SFAS No. 133 on Derivative Instruments and Hedging Activities. The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB interpretation No. 45, and
(4) amends certain other existing pronouncements. The Company does not participate in hedging activities or invest in derivative instruments, and does not believe the adoption of this standard will have any impact on its financial statements.

     SFAS No. 150: This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Standard defines an obligation as a conditional or unconditional duty or responsibility to transfer assets or issue equity shares. Under this Standard, an obligation that is unconditional must be reported as a liability and may not be treated as equity or reported as an item between liabilities and equity. An obligation that was conditional but becomes unconditional must be recognized as a liability at the time it becomes unconditional. The Standard also states that the objective of classifying such instruments as liabilities shall not be circumvented by non-substantive or minimal feature of such instruments. The three classes of freestanding instruments that are covered by the Standard are: Mandatorily Redeemable Financial Instruments, Obligations to Repurchase the Issuer's Equity Shares by Transferring Assets, and Obligations to Issue a Variable Number of Shares. The Company does not have obligations that meet these criteria, and the adoption of the Standard will not have an impact on the Company's financial statements.


1.     (LOSS) EARNINGS PER COMMON SHARE

     The Company calculates (loss) earnings per share in accordance with SFAS No. 128, "Earnings Per Share" (EPS). (Loss) earnings per share were as follows:

Year-ended July 31,                                2003      2002      2001
                                                 --------  --------  --------
  (Loss) Earnings Per Share - Basic              ($0.26)    $0.45     $0.70
  (Loss) Earnings Per Share - Diluted            ($0.26)    $0.45     $0.70

     The following is a reconciliation of the amounts used in calculating the basic and diluted earnings per share (in thousands):

Year-ended July 31,                                2003      2002      2001
                                                 --------  --------  --------
(Loss) earnings - (numerator)
  Net (loss) earnings - basic                      $(936)   $1,613    $2,518
                                                 ========  ========  ========
Shares - (denominator)
  Weighted average shares
    outstanding - basic                            3,577     3,578     3,596
  Effect of dilutive securities:
    Options                                          -          10        11
                                                 --------  --------  --------
                                                  $3,577    $3,588    $3,607
                                                 --------  --------  --------


2.     CONTRACT CLAIMS

     The Company maintains procedures for review and evaluation of performance on its contracts. Occasionally, the Company will incur certain excess costs due to circumstances not anticipated at the time the project was bid. These costs may be attributed to delays, changed conditions, defective engineering or specifications, interference by other parties in the performance of the contracts, and other similar conditions for which the Company believes it is entitled to reimbursement by the owner, general contractor, or other participants. These claims are recorded as revenue at the lower of excess costs incurred or the estimated net realizable amount after deduction of estimated costs of collection. There was one contract claim receivable of approximately $490,000 at July 31, 2002. During the year ended July 31, 2003, the Company collected approximately $300,000 for retentions on this contract, not related to the contract claim. In addition, during the year ended July 31, 2003, the Company recorded a claim in the amount of $365,000. This claim has proceeded through the mediation stage and an examination of the records associated with the support of this claim is scheduled for September 30, 2003. The Company believes these claims will be collected during the fiscal year ending July 31, 2004.


3.     RELATED-PARTY TRANSACTIONS

     Mr. Frank E. Williams, Jr., who owns or controls approximately 40% of the Company's stock at July 31, 2003, and is a director of the Company, also owns controlling interests in the outstanding stock of Williams Enterprises of Georgia, Inc., and Structural Concrete Products, LLC. Additionally, Mr. Williams, Jr. owns a substantial interest in Bosworth Steel Erectors, Inc. (formerly Williams and Beasley Company). Revenue earned and costs incurred with these entities during the three years ended July 31, 2003, 2002 and 2001 are reflected below. In addition, amounts receivable and payable to these entities at July 31, 2003 and 2002 are reflected below.

(in thousands)                                     2003      2002      2001
                                                 --------  --------  --------
Revenues                                          $2,442    $2,681    $1,630

Billings to entities                              $1,293    $2,931    $1,681

Costs incurred from                               $1,478    $2,007      $498

                                                  Balance July 31,
                                                   2003      2002
                                                 --------  --------
Accounts receivable                               $1,680    $1,410

Accounts Payable                                    $303      $247


     In July 2003, the Company purchased a 30 ton overhead crane from Mr. Williams, Jr. for approximately $28,000. The purchase was reviewed and approved by the independent directors of the Company's Board of Directors, prior to finalizing the payment.

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

     The Company is obligated to the estate of F. Everett Williams, a former director of the Company, for a Demand Note Payable of approximately $88,000. The note, at 10% simple interest, is not secured. The Company recognized interest expense for the three years ended July 31, 2003, 2002 and 2001 as follows:

(in thousands)                                     2003      2002      2001
                                                 --------  --------  --------
Interest Expense                                     $9        $9        $9

                                                  Balance July 31,
                                                   2003      2002
                                                 --------  --------
Note Payable                                        $88       $88

Accrued interest payable                            $64       $55


     The Company is obligated to the Williams Family Limited Partnership under a lease agreement for real property with an option to purchase. The partnership is controlled by individuals who own, directly or indirectly, approximately 44% of the Company. The lease, which has an original term of five years and an extension option for five years, commenced February 15, 2000. The Company pays annual lease payments of approximately $56,000. The Company recognized lease expense for the three years ended July 31, 2003, 2002 and 2001 as follows:

(in thousands)                                     2003      2002      2001
                                                 --------  --------  --------
Lease Expense                                       $56       $56       $56


     On October 1, 2001, the Company sold its entire 64% interest in Construction Insurance Agency, Inc. (CIA) to George R. Pocock, an officer of the Company, for $300,000 and realized a gain of $82,646, which is included in Other Income in the Consolidated Statements of Earnings for the year ended July 31, 2002. The Company received $100,000 in cash and a $200,000 note bearing interest at 7.5%, which is due October 1, 2005 and is secured by the CIA stock. The note is to be paid in 47 equal installments of $2,374 including interest and principal, and a single payment of $138,812. At July 31, 2003 and 2002, the balance due on the note was $174,860 and 189,627, respectively. In addition, the sale agreement included a provision for the purchaser to continue providing risk management services to the Company for a period of four years. Mr. Pocock maintains the right to terminate this provision at any time with 90 days notice. For the years ended July 31, 2003 and 2002, respectively, the Company paid $64,000 and $65,000. In the years ending July 31, 2004 and 2005, the Company has agreed to pay $63,000 and $61,000, respectively, for such risk management services.

     Costs incurred with CIA, for insurance premiums and brokerage fees, for the years ended July 31, 2003 and 2002 are reflected below. In addition, amounts payable at July 31, 2003 and 2002 are also reflected below.

(in thousands)                                     2003      2002
                                                 --------  --------
Costs incurred from                                $231      $273

                                                  Balance July 31,
                                                 ------------------
                                                   2003      2002
                                                 --------  --------
Accounts Payable                                    $44        $8


     Directors Frank E. Williams, Jr. and Stephen N. Ashman are shareholders and directors of a commercial bank from which the Company obtained a $240,000 note payable on December 23, 2002. The note is payable in sixty equal monthly payments of principal of $4,000 plus interest at 5.75% or the current Prime rate, whichever is greater. The note, which replaced an existing note payable that had a higher interest rate and payment, was negotiated at arms length under normal commercial terms. Interest expensed for the year ended July 31, 2003 is reflected below. The balance outstanding at July 31, 2003, which is reflected below, is included in Note 6, Unsecured: Installment obligations.

(in thousands)                                     2003      2002      2001
                                                 --------  --------  --------
Interest Expense                                     $9        $-        $-

                                                  Balance July 31,
                                                 ------------------
                                                   2003      2002
                                                 --------  --------
Note Payable                                       $212        $-


     During the year ended July 31, 2001, the Company borrowed $850,000 from Mr. Williams, Jr., which was repaid during the same fiscal year. The money was used to fund short-term cash flow requirements of the Company.

     During the year ended July 31, 2002, the Company entered into an agreement with Alabama Structural Products (ASP), Inc., a subsidiary of a company owned by Frank E. Williams, Jr., a Director of the Company, to lease a 21,000 square foot building in Gadsden, Alabama for the expansion of S.I.P. of Delaware, Inc. The lease payment is $2,500 per month. Additionally, the Company has a labor reimbursement agreement with ASP to provide labor to operate the Gadsden plant.

     The Company believes these related party transactions are consistent with the terms and conditions that would exist with unrelated parties.

4.     CONTRACTS IN PROCESS

     Comparative information with respect to contracts in process consisted of the following at July 31 (in thousands):

                                                     2003           2002
                                                 ----------     ----------
Expenditures on uncompleted contracts              $26,877        $23,954
Estimated earnings                                  10,583         10,911
                                                 ----------     ----------
                                                    37,460         34,865
Less: Billings                                     (38,908)       (37,460)
                                                 ----------     ----------
                                                   $(1,448)       $(2,595)
                                                 ==========     ==========

Included in the accompanying balance sheet under the following captions:

Costs and estimated earnings in excess
    of billings on uncompleted contracts            $3,139         $1,509
Billings in excess of costs and estimated
    earnings on uncompleted contracts               (4,587)        (4,104)
                                                 ----------     ----------
                                                   $(1,448)       $(2,595)
                                                 ----------     ----------

     Billings are based on specific contract terms that are negotiated on an individual contract basis and may provide for billings on a unit price, percentage of completion or milestone basis.


5.     PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at July 31 (in thousands):


                                      2003                     2002
                              ----------------------   ----------------------
                                         Accumulated              Accumulated
                                Cost    Depreciation     Cost    Depreciation
                              --------  ------------   --------  ------------
Land and buildings             $ 6,102    $ 2,694       $ 5,886    $ 2,530
Automotive equipment             1,793      1,480         1,943      1,523
Cranes and heavy equipment      10,810      5,573         8,864      6,041
Tools and equipment              1,332        979         1,309        784
Office furniture and fixtures      238        127           308        193
Leased property
  under capital leases             600        520           600        460
Leasehold improvements           1,367        787         1,299        707
                              --------  ------------   --------  ------------
                               $22,242    $12,160       $20,209    $12,238
                              ========  ============   ========  ============


6.  NOTES AND LOANS PAYABLE

     Notes and loans payable consisted of the following at July 31 (in thousands):
                                                              2003      2002
Collateralized:                                            --------  --------
Loan payable to United Bank; collateralized by real estate,
 inventory and equipment; monthly payments of principal
 plus interest at 8.7% fixed; due April 1, 2014              $2,033   $2,148

Loan payable to United Bank; collateralized by real estate,
 inventory and equipment; monthly payments of principal
 plus interest at 8.7% fixed; due April 1,2009                  413      470

Total Lines of Credit; collateralized by real estate,
 inventory and equipment; $2,500 available at July 31, 2003
 and 2002 with monthly payments of interest only at prime
 plus 0.50%, due in 2005;                                     1,982    2,110

Obligations under capital leases; collateralized by leased
 property; interest from 8.34% to 18.81% for 2003 (one
 $8,000 capital lease at 18.81%); and  8.34% to 18.81% for
 2002, payable in varying monthly installments through 2005     224      380

Installment obligations collateralized by machinery and
 equipment or real estate; interest ranging to 11.3% for
 2003 and for 2002; payable in varying monthly installments
 of principal and interest through 2009                       3,160    2,698

Industrial Revenue Bond; collateralized by a letter of
 credit which in turn is collateralized by real estate;
 principal payable in varying monthly installments through
 2012; variable interest based on third party calculations,
 1.31% at July 31, 2003 and 1.83% at July 31, 2002              885      960

Unsecured:
Related party note; interest at 10.0% for 2003 and 2002          88       88

Installment obligations with varying interest rates to
 10.5% for 2003 and  2002; due in varying monthly
 installments of principal and interest through 2008            275      915
                                                           --------  --------
Total Note Payable                                            9,060    9,769
Notes Payable - Long Term                                    (7,570)  (7,649)
                                                           --------  --------
Current Portion                                              $1,490   $2,120
                                                           --------  --------

Contractual maturities of the above obligations at July 31, 2003 are as follows:

           Year Ending July 31:     Amount
          --------------------    ---------
                    2004           $ 1,490
                    2005             3,269
                    2006               991
                    2007               735
                    2008               557
                    2009 and after   2,018
                                   --------
                    TOTAL           $9,060
                                   ========

     As of July 31, 2003 and 2002, the carrying amounts reported above for long-term notes and loans payable approximate fair value based upon interest rates for debt currently available with similar terms and remaining maturities.


7.     INCOME TAXES

     As a result of tax losses incurred in prior years, the Company at July 31, 2003 has tax loss carryforwards amounting to approximately $4.3 million. These loss carryforwards will expire from 2009 through 2011. Under SFAS No. 109, the Company is required to recognize the value of these tax loss carryforwards if it is more likely than not that they will be realized. Due to current year losses, for federal income tax purposes, the Company did not utilize any of these tax losses for the year ended July 31, 2003. The Company utilized approximately $2.8 million and $1.2 million of the benefit available from its tax loss carryforwards during the years ended July 31, 2002 and 2001, respectively. The remaining tax loss carryforwards will expire as follows:

          July 31, 2009           $2.1 million
          July 31, 2010            2.0 million
          July 31, 2011            0.2 million
                                  -------------
          Total                   $4.3 million
                                  =============

     The Company has, at July 31, 2003 and 2002, certain other deferred tax assets and liabilities and, because it is not more likely than not that certain of these deferred assets will be realized, the Company has provided a valuation allowance for such assets.

     The components of the income tax provision (benefit) are as follows for the years ended July 31:
                                                   2003      2002      2001
                                                 --------  --------  --------
                                                        (In thousands)
Current provision
  Federal                                          $  -      $  -      $(48)
  State                                              20       141        63
                                                 --------  --------  --------
Total current provision                              20       141        15
                                                 --------  --------  --------
Deferred (benefit) provision
  Federal                                          (302)      654       473
  State                                             (77)      167       (83)
                                                 --------  --------  --------
Total deferred provision                           (379)      821       390
                                                 --------  --------  --------
Total income tax provision                        $(359)     $962      $405
                                                 --------  --------  --------

     The differences between the tax (benefit) provision calculated at the statutory federal income tax rate, and the actual tax (benefit) provision for each year ended July 31 are as follows (in thousands):

                                                   2003      2002      2001
                                                 --------  --------  --------
Net (Loss) Income Before
  Income Taxes and Minority Interests            $(1,280)   $2,603    $3,000
                                                 ========  ========  ========
(Benefit) Provision at statutory rate              $(498)     $885    $1,020
State income taxes, net of federal
  (benefit) provision                               (102)      137       179
Permanent differences                                 55        47        42
Change in valuation allowance, rate
  variances and under/(over) accrual of
  prior years taxes                                  186      (107)     (836)
                                                 --------  --------  --------
                                                   $(359)     $962      $405
                                                 ========  ========  ========

     The primary components of temporary differences which give rise to the Company's net deferred tax asset are shown in the following table.

   As of July 31,                                  2003      2002
                                                 --------  --------
                                                   (In thousands)
Deferred tax assets:
  Investment in subsidiary                        $1,296    $1,296
  Accounts receivable allowance                      603       552
  Accrued Insurance                                  582       353
  Net operating loss carry forwards                1,682     1,681
  Capital loss carryforward                          -         217
  Valuation allowance                               (569)     (786)
                                                 --------  --------
Total deferred tax asset                           3,594     3,313
                                                 --------  --------

Deferred tax liability
  Depreciation                                      (772)     (771)
  Inventory                                         (198)     (296)
                                                 --------  --------
Total deferred tax liability                        (970)   (1,067)
                                                 --------  --------
Net Deferred Tax Asset                            $2,624    $2,246
                                                 --------  --------


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

     In addition, the stock purchase agreements provide for additional payments to be made annually based upon the net earnings of S.I.P through July 31, 2006. During the years ended July 31, 2002 and 2001, the Company made payments to the previous owners, including the current president of S.I.P., of approximately $71,000 and $42,000, respectively.

     The purchase has been accounted for and any additional payments will be accounted for under the purchase method of accounting. S.I.P's financial information has been consolidated in the accompanying Consolidated Balance Sheet as of July 31, 2003 and 2002, and the related Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for all periods subsequent to August 1, 2001, the date the Company acquired its controlling interest.


9.  DISPOSITION OF ASSETS

     During the year ended July 31, 2002, the Company sold its entire 64% interest in Construction Insurance Agency, Inc. to George R. Pocock, an officer of the Company. The sales price was $300,000 and the Company recorded a gain of $83,000, which is included in "Other Income" on the Consolidated Statement of Earnings.

     During the year ended July 31, 2001, the Company entered into an agreement to sell and lease back one of its heavy lift cranes. The primary purpose of this transaction was to improve cash flow. This sale/leaseback transaction resulted in a loss of approximately $28,000, which was recognized during the year ended July 31, 2001. Two older heavy lift cranes were sold for a net gain of approximately $50,000.

     Also during 2001, the Company sold 2.5 acres of land in Bedford, VA for $37,000. The sale resulted in a gain of approximately $36,000, which is included in "Other Income" for the year ended July 31, 2001.

     In January 1998, the Company sold its 2.25 acre headquarters property in Fairfax County, Virginia for $1,430,000. The Company also entered into a lease for several buildings on the property. The transaction resulted in a gain of approximately $560,000 of which $71,000 was included in "Other Income" in the Consolidated Statements of Earnings for the year ended July 31, 2001.


10.  COMMON STOCK OPTIONS

     At the November 1996 annual meeting, the shareholders approved the establishment of a new Incentive Compensation Plan (1996 Plan) to provide an incentive for maximum effort in the successful operation of the Company and its subsidiaries by their officers and key employees and to encourage ownership of the common shares of the Company by those persons. Under the 1996 Plan, 200,000 shares were reserved for issue.

     The Company also issues options to non-employee directors on an annual basis. The options and the shares, issued upon exercise of these director options, are issued pursuant to Rule 144 of the 1933 Securities Act.

     The options that have been approved and issued by the Company's Board of Directors for the last five years are as follows:

                         1999    2000    2001    2002    2003     Total
                        ------  ------  ------  ------  ------  -------
Board of Directors/
 Section 144 Issue      17,500  12,500  12,500  12,500  15,000   70,000
                        ------  ------  ------  ------  ------  -------
Officers/Key Employees
 1996 Plan              30,000  18,500  19,000  22,500  20,000  110,000
                        ------  ------  ------  ------  ------  -------
                        47,500  31,000  31,500  35,000  35,000  180,000
                        ======  ======  ======  ======  ======  =======

      Stock options expire five years from the date of the grant and have exercise prices ranging from the quoted market value to 110% of the quoted market value on the date of the grant. The Company accounts for its options under the intrinsic value method of APB No. 25.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Year ended July 31,            2003       2002       2001
------------------------     -------    -------    -------
Dividend yield                 0.00%      0.00%      0.00%
Volatility rate               60.31%     57.56%     55.80%
Discount rate                  2.74%      2.89%      5.40%
Expected term (years)              5          5          5

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

      Stock option activity and price information follows:

                                   Weighted      Average
                                    Number       Exercise
                                  of Shares       Price
                                 -----------    ---------
Balance at:
  August 1, 2000                    102,500       $3.66
   Granted                           31,500       $2.82
   Exercised                           -
   Forfeited                           -
                                 -----------
Balance at:
  July 31, 2001                     134,000       $3.46
   Granted                           35,000       $4.97
   Exercised                           -
   Forfeited                           -
                                 -----------
Balance at:
  July 31, 2002                     169,000       $3.77
   Granted                           35,000       $3.61
   Exercised                         (7,000)      $2.79
   Forfeited                        (27,000)      $4.25
                                 -----------
Balance at:
  July 31, 2003                     170,000       $3.58
                                 ===========
Options exercisable
  July 31, 2003                     170,000
                                 -----------


11.  SEGMENT INFORMATION

    The Company and its subsidiaries operate principally in two segments within the construction industry: construction and manufacturing. Operations in the construction segment include steel, precast concrete and miscellaneous metals erection and installation, rigging and crane rental. Operations in the manufacturing segment include fabrication of welded steel plate girders, rolled steel beams, metal bridge decking and light structural and other metal products.

    Information about the Company's operations in its different segments for the years ended July 31, is as follows (in thousands):

                                                   2003      2002      2001
                                                 --------  --------  --------
Revenue:
  Construction                                   $20,049   $23,932   $25,437
  Manufacturing                                   34,751    34,410    27,272
  Other revenue                                      264       281     1,023
                                                 --------  --------  --------
                                                  55,064    58,623    53,732
Inter-company revenue:
  Construction                                    (2,081)   (1,687)   (3,162)
  Manufacturing                                     (312)     (432)      (62)
                                                 --------  --------  --------
Total revenue                                    $52,671   $56,504   $50,508
                                                 ========  ========  ========
Operating (loss) earnings:
  Construction                                   $(1,132)      $44      $941
  Manufacturing                                      309     3,147     2,695
                                                 --------  --------  --------
Consolidated operating (loss) earnings              (823)    3,191     3,636
General corporate income, net                        157       127       204
Interest Expense                                    (614)     (715)     (840)
Income tax benefit (provision)                       359      (962)     (405)
Minority interests                                   (15)      (28)      (77)
                                                 --------  --------  --------
Corporate (loss) earnings                          $(936)   $1,613    $2,518
                                                 ========  ========  ========
Assets:
  Construction                                   $11,861   $11,748   $13,091
  Manufacturing                                   21,548    22,572    16,870
  General corporate                                7,101     7,936     7,781
                                                 --------  --------  --------
Total assets                                     $40,510   $42,256   $37,742
                                                 ========  ========  ========
Accounts receivable
  Construction                                    $8,714    $8,175    $7,657
  Manufacturing                                    7,578     9,402     5,998
  General corporate                                   94       154       597
                                                 --------  --------  --------
Total accounts receivable                        $16,386   $17,731   $14,252
                                                 ========  ========  ========
Capital expenditures:
  Construction                                    $1,190      $307      $302
  Manufacturing                                    2,599       689       543
  General corporate                                   40       396       151
                                                 --------  --------  --------
Total capital expenditures                        $3,829    $1,392      $996
                                                 ========  ========  ========
Depreciation and Amortization:
  Construction                                      $731      $734      $881
  Manufacturing                                      775       620       556
  General corporate                                  265       199       152
                                                 --------  --------  --------
Total depreciation and amortization               $1,771    $1,553    $1,589
                                                 ========  ========  ========

     During the year ended July 31, 2003, the Company took action to curtail continuing losses associated with the Company's former sales and services segment. The Company closed the Jessup, Maryland office and the remaining essential activities previously performed by the sales and services segment were transferred to and consolidated in the Company's construction segment. Revenues and direct costs from these activities, which were previously presented as a separate segment in the Company's financial statements, are now included in the Company's construction segment. The segment information presented above for the years ended July 31, 2002 and 2001 has been restated to include the sales and services information in the construction segment.

     The Company utilizes revenues, operating earnings and assets employed as measures in assessing segment performance and deciding how to allocate resources.

     Operating (loss) earnings is total revenue less operating expenses. In computing operating (loss) earnings, the following items have not been added or deducted: general corporate expenses, interest expense, income taxes and minority interests.

     Identifiable assets by segment are those assets that are used in the Company's operations in each segment. General corporate assets include investments, some real estate, and certain other assets not allocated to segments.

     The majority of revenues have historically been derived from projects on which the Company is a subcontractor of a material supplier, other contractor or subcontractor. Where the Company acts as a subcontractor, it is invited to bid by the firm seeking construction services or materials; therefore, continuing favorable business relations with those firms that frequently bid on and obtain contracts requiring such services or materials are important to the Company. Over a period of years, the Company has established such relationships with a number of companies. During each of the years ended July 31, 2003, 2002 and 2001, there was no single customer that accounted for more than 10% of consolidated revenues.

     The accounts receivable from the construction segment at July 31, 2003, 2002, and 2001 were due from 227, 215, and 223 unrelated customers, of which 9, 6, and 6 customers accounted for $5,564,000, $4,434,000 and $3,776,000, respectively. The amounts due from these customers are expected to be collected in the normal course of business.

The accounts receivable from the manufacturing segment at July 31, 2003, 2002, and 2001 were due from 133, 105 and 110 unrelated customers, of which 9, 8 and 7 customers accounted for $4,846,000, $5,162,000 and $2,404,000, respectively. The amounts due from these customers are expected to be collected in the normal course of business.

The Company does not normally require its customers to provide collateral for outstanding receivable balances.


12.  EMPLOYEE BENEFIT PLANS

     The Company has a defined contribution retirement savings plan covering substantially all employees. The Plan provides for optional Company contributions as a fixed percentage of salaries. The Company contributes 3% of each eligible employee's salary to the plan. During the years ended July 31, 2003, 2002 and 2001, expenses under the plan amounted to approximately $414,000, $381,000 and $312,000, respectively.

     The Company, through its subsidiary Williams Steel Erection Company, Inc., has a retirement plan where contributions are made for prevailing wage work performed under a public contract subject to the Davis-Bacon Act or to any other federal, state or municipal prevailing wage law. During the years ended July 31, 2003, 2002 and 2001, expenses under the plan amounted to approximately $291,000, $315,000 and $270,000, respectively.


13.  COMMITMENTS AND CONTINGENCIES

Industrial Revenue Bond

     In the year ended July 31, 2000, the Company renegotiated its Industrial Revenue Bond with the City of Richmond backed by a Letter of Credit issued by Wachovia Bank, secured by the Company's Richmond manufacturing facility. The Company is current in all of its obligations under the IRB. The Company was not in compliance with one covenant contained in the agreement but Wachovia has issued a waiver for the period ended July 31, 2003. The waiver added an additional covenant that the Company make a net profit of $207,000 for the quarter ending October 31, 2003, a net profit of $304,000 through the six months ending January 31, 2004, a net profit of $469,000 through the nine months ending April 30, 2004 and a net profit of $900,000 for the year ending July 31, 2004. As of July 31, 2003, the outstanding balance was $885,000. Principal payments are due in increasing amounts through maturity in 2012.

Leases

     The Company leases certain property, plant and equipment under operating lease arrangements, including leases with a related party discussed in Note 3, that expire at various dates though 2011. Lease expenses approximated $2,287,000, $2,048,000 and $1,450,000 for the years ended July 31, 2003,
2002, and 2001, respectively. Future minimum lease commitments required under non-cancelable leases are as follows (in thousands):

           Year Ending July 31:     Amount
          --------------------    ---------
                   2004            $2,068
                   2005             1,453
                   2006             1,325
                   2007             1,067
                   2008               938
                Thereafter            583


Letters of Credit

     The Company's banks have issued $900,000 of letters of credit as collateral for the Company's workers' compensation program.


Insurance

     The Company obtained worker's compensation insurance from an insurance carrier for a number of years under a "loss sensitive" agreement whereby the Company paid a flat charge for the cost of doing business plus an additional amount based on claims experience. During the year ended July 31, 2003, the Company changed carriers because the previous carrier's proposed renewal terms were unacceptable to Company management. Subsequent to the change of carriers, the Company's previous carrier has asserted various charges and has attempted to change terms of the calculation of amounts due, which the Company has disputed. The Company received a demand letter from counsel for the carrier dated August 13, 2003. The Company disputes the demand letter and intends to defend itself against what it views as unjustified claims by the carrier, which approximate $1.6 million. The Company does not believe the outcome of this matter will have a significant impact on its financial position, results of operations or cash flows.


Other

     The Company is party to various claims arising in the ordinary course of its business. Generally, claims exposure in the construction industry consists of workers' compensation, personal injury, products' liability and property damage. The Company believes that its insurance accruals, coupled with its liability coverage, are adequate coverage for such claims.


14.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid during the year ended July 31,

                        2003        2002        2001
                      --------    --------    --------
Income Taxes           $ 178       $  59       $ 143

Interest               $ 610       $ 710       $ 871


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
                                  ========

     During the year ended July 31, 2002, the Company sold its 64% interest in Construction Insurance Agency, Inc. A summary of the sale is as follows:

     Assets sold:
     -------------------------
     Current assets                  $827
     Net property and equipment        43
                                  --------
     Total assets                    $870
                                  ========

     Liabilities assumed by purchaser:
     -------------------------
     Current liabilities             $523
     Long-term liabilities             16
                                  --------
     Total liabilities               $539
                                  --------

     Net equity                     (329)
     Less: Minority share           (112)
                                  --------
     Net investment                 (217)
     Sales price                     300
                                  --------
     Gain on sale                    $83
                                  --------


15.      REDEMPTION OF STOCK

     In January 2001, the Company's Board of Directors authorized the Company to repurchase 175,000 shares of it's own stock. As of July 31, 2003, the Company had repurchased 49,522 shares for $210,000. The company has reissued 10,669 shares of this stock.


16.     Quarterly Financial Data - unaudited

     Selected quarterly financial information for the years ended July 31, 2003 and 2002 is presented below (in thousands except for per share data).

                                    Quarter ended                 Year ended
                          ---------------------------------------
                          Oct. 31,  Jan. 31,   April 30,  July 31,  July 31,
                            2002      2003       2003       2003      2003
                          ---------------------------------------------------
Revenues                   $14,891   $11,797   $12,249   $13,734    $52,671

Gross Profit                 4,604     3,783     4,170    $4,289     16,846

Net Earnings (Loss)            $62     $(618)    $(356)     $(24)     $(936)

Earnings (Loss) Per
          Common Share       $0.02    $(0.17)   $(0.10)   $(0.01)    $(0.26)

                                    Quarter ended                 Year ended
                          ---------------------------------------
                          Oct. 31,  Jan. 31,   April 30,  July 31,  July 31,
                            2001      2002       2002       2002      2002
                          ---------------------------------------------------

Revenues                   $13,187   $15,121   $14,104   $14,092   $56,504

Gross Profit                 5,143     5,895     5,325    $5,429    21,792

Net Earnings                  $528      $384      $344      $357    $1,613

Earnings Per Common Share    $0.15     $0.10     $0.10     $0.10     $0.45





Schedule II - Valuation and Qualifying Accounts
Years Ended July 31, 2003, 2002 and 2001
(in thousands)

Column A             Column B         Column C          Column D    Column E
-----------------  -----------  ---------------------  ----------  ----------
                                      Additions
                                ---------------------
                                             Charged
                    Balance at  Charged to  to Other               Balance At
                    Beginning   Costs and   Accounts-  Deductions-   End of
Description        of Period    Expenses    Describe    Describe     Period
-----------------  -----------  ---------------------  ----------  ----------
July 31, 2003:
  Allowance for
   doubtful accounts   1,406         -        575 (3)    (159) (1)    1,528
                                                         (294) (2)

July 31, 2002:
  Allowance for
   doubtful accounts   1,075         -      1,063 (3)    (550) (1)    1,406
                                                         (182) (2)

July 31, 2001:
  Allowance for
   doubtful accounts   2,862        100     1,264 (3)    (371) (1)    1,075
                                                       (2,780) (2)

(1)  Collections of accounts previously reserved.

(2)  Write-off from reserve accounts deemed to be uncollectible.

(3)  Reserve of billed extras charged against corresponding revenue account.




                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          WILLIAMS INDUSTRIES, INCORPORATED



September 24, 2003    By: /S/ Frank E. Williams, III
                         -------------------------------
                         Frank E. Williams, III
                         President and Chairman of the Board
                         Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                         WILLIAMS INDUSTRIES, INCORPORATED


September 24, 2003    By: /S/ Frank E. Williams, III
                         -------------------------------
                         Frank E. Williams, III
                         President and Chairman of the Board
                         Chief Financial Officer

September 24, 2003    By: /S/ Christ H. Manos
                         -------------------------------
                         Christ H. Manos
                         Treasurer and Controller