Form 10-Q
period 2003-10-31
WILLIAMS INDUSTRIES INC
filed 2003-12-03
CIK 107294

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10Q

               Quarterly Report Under Section 13 or 15(d) of
                     the Securities Exchange Act of 1934

            For Quarter Ended                 October 31, 2003

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

                          YES              NO  X

     As of October 31, 2003, the Registrant had outstanding 3,588,032 shares of Common Stock.

                    WILLIAMS INDUSTRIES, INCORPORATED
                                  FORM 10-Q
                  FOR THE QUARTER ENDED OCTOBER 31, 2003

                             TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
                                                              PAGE
ITEM 1.  FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets - October 31,
          2003 and July 31, 2003
          (Unaudited)                                           1

     Condensed Consolidated Statements of Operations -
          Three months ended October 31, 2003 and 2002
          (Unaudited)                                           2

Condensed Consolidated Statements of Cash Flows -
          Three months ended October 31, 2003 and 2002
          (Unaudited)                                           3

     Notes to Condensed Consolidated Financial Statements
          (Unaudited)                                           4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS         10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISKS                                    13

ITEM 4.  CONTROLS AND PROCEDURES                               13

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                     15

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS             16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                       16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS                                      16

ITEM 5.  OTHER INFORMATION                                     16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                      16

CERTIFICATIONS AND SIGNATURES                                  17

                   WILLIAMS INDUSTRIES, INCORPORATED
                 CONDENSED CONSOLIDATED BALANCE SHEETS
              (Unaudited - in thousands except share data)

                                   ASSETS
                                  --------
                                              October 31      July 31
                                                 2003           2003
                                               ---------     ---------
CURRENT ASSETS
Cash and cash equivalents                      $  3,311      $  2,023
Restricted cash                                     771            51
Certificates of deposit                              16           417
Accounts receivable, net                         15,690        16,386
Inventory                                         3,189         3,421
Costs and estimated earnings in excess
     of billings on uncompleted contracts         2,612         3,139
Prepaid and other assets                          2,332         1,767
                                               ---------     ---------
              Total current assets               27,921        27,204
                                               ---------     ---------
PROPERTY AND EQUIPMENT, AT COST                  23,182        22,242
      Accumulated depreciation                  (12,370)      (12,160)
                                               ---------     ---------
              Property and equipment, net        10,812        10,082
                                               ---------     ---------
OTHER ASSETS
  Deferred income taxes                           2,494         2,624
  Other                                             543           600
                                               ---------     ---------
              Total other assets                  3,037         3,224
                                               ---------     ---------
TOTAL ASSETS                                   $ 41,770      $ 40,510
                                               =========     =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
CURRENT LIABILITIES
Current portion of notes payable               $  2,204      $  1,490
Accounts payable                                  4,774         5,410
Billings in excess of costs and estimated
        earnings on uncompleted contracts         4,661         4,587
Deferred income                                      26            28
Other liabilities                                 4,692         4,416
                                               ---------     ---------
              Total current liabilities          16,357        15,931

LONG-TERM DEBT
Notes payable, less current portion               8,169         7,570
                                               ---------     ---------
              Total Liabilities                  24,526        23,501
                                               ---------     ---------
MINORITY INTERESTS                                  190           187
                                               ---------     ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock - 3,588,032 and 3,586,880
               issued and outstanding               359           359
Additional paid-in capital                       16,396        16,390
Retained earnings                                   299            73
                                               ---------     ---------
     Total stockholders' equity                  17,054        16,822
                                               ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 41,770      $ 40,510
                                               =========     =========

       See Notes To Condensed Consolidated Financial Statements.

                   WILLIAMS INDUSTRIES, INCORPORATED
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited - in thousands, except share data)

                                                  Three Months Ended
                                                      October 31,
                                                  2003          2002
                                               ---------     ---------
REVENUE
    Construction                               $  4,266      $  5,430
    Manufacturing                                 9,298         9,412
    Other                                            54            49
                                               ---------     ---------
        Total revenue                            13,618        14,891
                                               ---------     ---------
DIRECT COSTS
    Construction                                  2,806         4,195
    Manufacturing                                 5,841         6,092
                                               ---------     ---------
        Total direct costs                        8,647        10,287
                                               ---------     ---------
GROSS PROFIT                                      4,971         4,604
                                               ---------     ---------
EXPENSES
    Overhead                                      1,975         1,918
    General and administrative                    1,967         1,995
    Depreciation                                    483           411
    Interest                                        163           162
                                               ---------     ---------
        Total expenses                            4,588         4,486
                                               ---------     ---------
EARNINGS BEFORE INCOME TAXES
  AND MINORITY INTERESTS                            383           118

INCOME TAX PROVISION                                153            50
                                               ---------     ---------
EARNINGS BEFORE MINORITY INTERESTS                  230            68

    Minority interests                               (3)           (6)
                                               ---------     ---------
NET EARNINGS                                   $    227      $     62
                                               =========     =========
EARNINGS PER COMMON SHARE - BASIC              $   0.06      $   0.02
                                               =========     =========
EARNINGS PER COMMON SHARE - DILUTED            $   0.06      $   0.02
                                               =========     =========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
                            BASIC              3,586,893     3,573,691
                                               ---------     ---------
                            DILUTED            3,586,893     3,573,691
                                               ---------     ---------

            See Notes To Condensed Consolidated Financial Statements

                    WILLIAMS INDUSTRIES, INCORPORATED
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited - in thousands)

                                                  Three Months Ended
                                                      October 31,
                                                  2003          2002
                                               ---------     ---------
NET CASH PROVIDED BY (USED IN)
                        OPERATING ACTIVITIES   $  1,502      $ (1,413)

NET CASH USED IN  INVESTING ACTIVITIES           (1,532)         (136)

NET CASH PROVIDED BY (USED IN)
                        FINANCING ACTIVITIES      1,318           (58)
                                               ---------     ---------
NET  INCREASE (DECREASE) IN CASH
                        AND CASH EQUIVALENTS      1,288        (1,607)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD    2,023         3,380
                                               ---------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD       $  3,311      $  1,773
                                               =========     =========

SUPPLEMENTAL DISCLOSURES OF
                        CASH FLOW INFORMATION:

    Cash paid during the period for:
        Income Taxes                            $    18       $   123
                                               =========     =========
        Interest                                $   162       $   161
                                               =========     =========

          See Notes To Condensed Consolidated Financial Statements.

                   WILLIAMS INDUSTRIES, INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            October 31, 2003

1.  INTERIM FINANCIAL STATEMENTS

     This document includes unaudited interim financial statements that should be read in conjunction with the Company's latest audited annual financial statements. However, in the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the Company's financial position as of October 31, 2003, as well as the results of its operations and cash flows for the three months ended October 31, 2003 and 2002, respectively.



2.  RELATED-PARTY TRANSACTIONS

     Mr. Frank E. Williams, Jr., who owned or controlled approximately 40% of the Company's stock at October 31, 2003, and is a director of the Company, also owns controlling interests in the outstanding stock of Williams Enterprises of Georgia, Inc., and Structural Concrete Products, LLC. Additionally, Mr. Williams, Jr. owns a substantial interest in Bosworth Steel Erectors, Inc. Revenue earned and costs incurred with these entities during the three months ended October 31, 2003 and 2002 are reflected below. Amounts receivable and payable to these entities at October 31, 2003 and July 31,2003 are also reflected below.

                                            Three Months Ended
                                                October 31,
     (in thousands)                          2003          2002
                                           -------       -------
     Revenue                                  $54          $548

     Billings to entities                    $257          $399

     Costs and expenses incurred             $131          $538

                                           Balance       Balance
                                         October 31,      July 31,
                                             2003          2003
                                           -------       -------
     Accounts receivable                   $1,622        $1,680

     Costs and estimated earnings
       in excess of billings on
       uncompleted contracts                   90             9

     Accounts Payable                        $110          $303

     Billings in excess of costs
       and estimated earnings on
       uncompleted contracts                   -           290

     The Company is obligated to the estate of F. Everett Williams, a former director of the Company, for a Demand Note Payable of approximately $88,000. The note, at 10% simple interest, is not secured. The Company recognized interest expense for the three months ended October 31, 2003 and 2002 as follows:
                                             Three Months Ended
                                                October 31,
     (in thousands)                          2003          2002
                                           -------       -------
     Interest Expense                          $2            $2

                                           Balance       Balance
                                         October 31,      July 31,
                                             2003          2003
                                           -------       -------
     Note Payable                             $88           $88

     Accrued interest payable                 $67           $64



     The Company is obligated to the Williams Family Limited Partnership under a lease agreement for real property with an option to purchase. The partnership is controlled by individuals who own, directly or indirectly, approximately 44% of the Company. The lease, which has an original term of five years and an extension option for five years, commenced February 15, 2000. The lease contains an option to purchase up to ten acres at the "original pro-rata cost" of $567,500. The Company pays annual lease payments of approximately $56,000. The Company recognized lease expense for the three months ended October 31, 2003 and 2002 as follows:
                                             Three Months Ended
                                                October 31,
     (in thousands)                          2003          2002
                                           -------       -------
     Lease Expense                            $14           $14


     Mr. George Pocock, an officer of the Company, owns a controlling interest in Construction Insurance Agency (CIA). The Company sold its interest in CIA to Mr. Pocock in 2001 and recorded a note receivable related to the sale. The note bears interest at 7.5%, is secured by the CIA stock and is due in monthly installments of $2,374, including principal and interest, with a final payment of $138,812 due on October 31, 2005. The balance due on the note at October 31, 2003 and July 31, 2003 was $170,992 and $174,860, respectively. Costs incurred with CIA, for insurance premiums and brokerage fees, for the three months ended October 31, 2003 and 2002 are reflected below. In addition, balances payable at October 31, 2003 and July 31, 2003 are also reflected below.

                                            Three Months Ended
                                                October 31,
     (in thousands)                          2003          2002
                                           -------       -------
     Costs incurred from                      $88          $100

                                           Balance       Balance
                                         October 31,      July 31,
                                             2003          2003
                                           -------       -------
     Accounts Payable                        $112           $44

     Directors Frank E. Williams, Jr. and Stephen N. Ashman are shareholders and directors of a commercial bank from which the Company obtained a $240,000 note payable on December 23, 2002. The note is payable in sixty equal monthly payments of principal of $4,000 plus interest at 5.75% or the current Prime rate, whichever is greater. The note, which replaced an existing current note payable that had a higher interest rate and payment, was negotiated at arms length under normal commercial terms. Interest expense for the three months ended October 31, 2003 and 2002 is reflected below. The balance outstanding at October 31, 2003 and July 31, 2003 is also reflected below.

                                            Three Months Ended
                                                October 31,
     (in thousands)                          2003          2002
                                           -------       -------
     Interest Expense                          $3            $-

                                           Balance       Balance
                                         October 31,      July 31,
                                             2003          2003
                                           -------       -------
     Note Payable                            $200          $212


     The Company believes the related party transactions are consistent with the terms and conditions that would exist with unrelated parties.



3.  SEGMENT INFORMATION

     Information about the Company's operations in its operating segments for the three months ended October 31, 2003 and 2002 is as follows (in thousands):

                                            Three Months Ended
                                                October 31,
                                             2003          2002
                                           -------       -------
Revenues:
  Construction                             $ 4,899       $ 5,885
  Manufacturing                              9,340         9,632
  Other                                        208           223
                                           -------       -------
                                            14,447        15,740
                                           -------       -------
Intersegment revenues:
  Construction                                 633           455
  Manufacturing                                 42           220
  Other                                        154           174
                                           -------       -------
                                               829           849
                                           -------       -------
Consolidated revenues:
  Construction                               4,266         5,430
  Manufacturing                              9,298         9,412
  Other                                         54            49
Total Consolidated                         -------       -------
     Revenues                              $13,618       $14,891
                                           -------       -------
Earnings (loss) before income taxes
  and minority interest:
  Construction                             $    51       $  (216)
  Manufacturing                                741           748
  Other                                       (409)         (414)
                                           -------       -------
  Total                                    $   383       $   118
                                           -------       -------


     Activities previously performed by the Sales and Services segment were transferred to and consolidated in the Company's Construction Division during the quarter ended January 31, 2003. Revenues and direct costs from these activities, which were previously presented as a separate segment in the Company's financial statements, are now included in the Company's Construction segment. The segment information presented above for the three months ended October 31, 2002 has been restated to include the Sales and Services information in the Construction segment.


4.  INVENTORIES

     Materials inventory consists of structural steel, steel plates and galvanized steel coils. Costs of materials inventory is accounted for using either the specific identification or the average cost method. The cost of supplies inventory is accounted for using the first-in, first-out, (FIFO) method. No significant amount of inventory is included in contracts in process.


5.  PURCHASE OF ASSETS

     During the three months ended October 31, 2003, the Company purchased Property and Equipment, for use in its operations, for approximately $1.2 million. Approximately $900,000 of the Property and Equipment purchases were financed at prevailing rates, with $300,000 paid out of operating cash.


6.     RECLASSIFICATIONS

     Certain Balance Sheet and Statement of Operations items for prior periods have been reclassified to conform to current period classifications.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

General
-------

     The subsidiaries of Williams Industries, Inc. provide specialized services and products for the construction industry. They operate in the commercial, industrial, governmental and infrastructure construction markets, with the operating components divided into construction and manufacturing segments. The services provided include: steel, precast concrete and miscellaneous metals erection and installation; crane rental; rigging; fabrication of welded steel plate girders and rolled beams, "stay-in-place" bridge decking, and light structural and other metal products.

     The Company increased its work in most areas of operation during the three months ended October 31, 2003 despite power outages associated with Hurricane Isabel. Construction projects which had been delayed in the prior year, have commenced and man hours worked have increased. The Company's Gadsden, Alabama decking plant is now fully operational and becoming more efficient. The Company has begun manufacturing bridge girders for the Virginia approach to the Woodrow Wilson Bridge near Washington, DC.

     In the heavy construction industry, projects are generally awarded by the owner to a general contractor or handled for the owner by a construction manager, who assigns various portions of the work to be performed to sub-contractors. The Company, with its combination of manufacturing, construction and heavy hauling and lifting capabilities, offers a turnkey approach for customers, reducing some of the complexity involved for construction managers or owners in awarding and overseeing a project. The
Company believes that this ability gives it an advantage on some contracts over competitors who do not have these broad capabilities.

Material Changes in Financial Condition
---------------------------------------

     For the three months ended October 31, 2003, the following changes occurred:

     The Company's Cash and Cash Equivalents, Restricted Cash and Certificates of Deposit increased $1.6 million. Certificates of deposits of $400,000, previously unrestricted, have been classified as restricted and secure letters of credit related to the Company's workers' compensation insurance program. In addition, the Company used $300,000 in operating cash to purchase certificates of deposit also to secure letters of credit related to the Company's workers' compensation program.

     Accounts Receivable decreased by approximately $696,000, as a result of reduced revenues and a concerted effort to collect receivables.

     Inventory decreased $232,000 as the Company used materials for production. The Company has adequate inventory on hand to meet current needs.

     Prepaid expenses and other assets increased $565,000 as the Company, through cash payments and notes payable, pre-paid its vehicle, equipment, general liability and umbrella insurance policies. These insurance costs will be expensed over the next eleven months.

     Property and Equipment increased $940,000 as the Company purchased a previously leased crane for approximately $900,000 and purchased additional operating assets and made plant improvements of $300,000. The Company wrote off fully depreciated assets with an original cost of $260,000.

     Deferred income taxes declined approximately $130,000 due primarily to the anticipated utilization of the Company's net operating loss carryforward resulting from the income earned during the quarter ended October 31, 2003.

     At October 31, 2003, the Company had about $4.5 million in variable rate notes payable. Total Notes Payable increased $1.3 million during the three months ended October 31, 2003. The Company borrowed approximately $2 million, of which $964,000 was used to fund equipment purchases, $686,000 was used to fund insurance financing and $350,000 was used to fund short-term operations. The Company repaid $700,000 related to short term borrowing, mainly from funds provided by operations.

     Accounts Payable decreased $636,000 as the Company paid vendors, mainly related to inventory purchases from prior periods.

     Billings In Excess of Costs and Estimated Earnings on
Uncompleted Contracts, and Costs and Estimated Earnings in
Excess of Billings, increased a net amount of approximately
$600,000 as a result of accelerated billings on a mix of contracts in process.

     Other Liabilities increased by $276,000 mainly related to accruals for payroll related costs at October 31, 2003.

     Stockholders' Equity increased $232,000 to $17.054 million related to the Company's net income of approximately $227,000 and stock sales of $5,000 under the Company's employees stock purchase plan.

     For the three months ended October 31, 2003, the Company generated net cash of $1.3 million, $1.5 million provided by operations, $2 million provided from borrowings of long-term debt, while the Company paid back $700,000 against borrowings in financing activities. The Company used $1.5 million for investing activities, which consisted primarily of property and equipment purchases of $1.2 million and the purchase of additional certificates of deposit of $300,000 to secure letters of credit on its workers' compensation program.

     Management believes that operations will generate sufficient cash to fund the Company's activities and service its debt. However, as revenues increase, it may become necessary to increase the Company's credit facilities to handle short-term cash requirements, particularly in terms of inventory expansion for major fabrication projects.

Material Changes in Results of Operations
-----------------------------------------
Three Months Ended October 31, 2003 Compared to Three Months
Ended October 31, 2002

     For the quarter ended October 31, 2003, the Company reported a decline in revenues while gross profit and earnings increased when compared to the quarter ended October 31, 2002.

     The Company produced net earnings of $227,000, or $0.06 per share, on total revenue of $13.6 million for the quarter ended October 31, 2003 as compared to net earnings of $62,000, or $0.02 per share, on total revenue of $14.9 million for the quarter ended October 31, 2002.

     Revenues declined while gross profit increased in both the manufacturing and construction segments. In the manufacturing segment, revenues declined approximately $114,000 or 1.2%, while gross profit increased approximately $137,000 or 2%. In the construction segment, revenues declined approximately $1,164,000 or 21%, while gross profit increased approximately $225,000 or 18%. The increase in gross profit in the construction segment was primarily related to improved margins from crane rentals.

     Overhead and General and Administrative expenses increased slightly. Depreciation increased $72,000 due to purchases of assets in the year ended July 31, 2003. Interest expense remained constant.

BACKLOG

     At October 31, 2003, the Company's backlog was $58.6 million, which is an increase of approximately $16 million from October 2002 and approximately equal to the backlog at July 31, 2003.

     Approximately $40 million of the backlog will be completed within the next twelve months. Management believes that the level of work is sufficient to allow the Company to have adequate work into Fiscal 2005.


Item 3. Quantitative and Qualitative Disclosures About Market
Risk

Interest Rate Risk

     The Company's cash equivalents and restricted cash, invested in interest-bearing instruments, are presented at fair value on the Company's balance sheets. The Company's exposure to market risks for changes in interest rates relate primarily to these investments and current and long-term debt.


Item 4. Controls and Procedures

     As of October 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including Chief Executive Officer (CEO) and Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and Controller, concluded that the disclosure controls and procedures were effective as of October 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to October 31, 2003.

     Disclosure controls and procedures are the Company's controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act are accumulated and communicated to management, including the principal executive officers and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

     In prior years, the Company obtained workers' compensation insurance from an insurance carrier under a "loss sensitive" agreement whereby the Company paid a flat charge for administrative expenses and minimum insurance coverage plus additional amounts based on claims experience. During the year ended July 31, 2003, the Company changed carriers because the proposed renewal terms were unacceptable to Company management. Subsequent to the change of carriers, the Company's previous carrier has asserted various charges and has attempted to change terms of the calculation of amounts due, which the Company has disputed. During the quarter ended October 31, 2003, the Company received a Bill of Complaint which was filed in the Prince William County, Virginia Circuit Court. The previous carrier seeks to compel the Company to post additional collateral to guarantee payments for expenses incurred for existing claims under the policies. The Company has retained counsel to defend this suit. The Company intends to vigorously defend itself against what it views as unjustified and excessive claims made by the carrier, which are approximately $1.1 million. This is in addition to previous reserves of $1.4 million in cash and letters of credit on deposit with the carrier. The Company does not believe the ultimate outcome of this matter will have a significant impact on its financial position, results of operations or cash flows.

     Effective January 1, 2003, the Company had contracted with a new insurance carrier for its overall workmen's compensation insurance under a "loss sensitive" arrangement similar to the programs in place for approximately twenty years. The Company provided a letter of credit backed by certificates of deposit as collateral and is making installment payments to reimburse the carrier for claims paid. The Company expects to have this program renewed for the next year on similar terms.


ITEM 2. Changes in Securities and Use of Proceeds

     None.


ITEM 3. Defaults Upon Senior Securities

     None.


ITEM 4. Submission of Matters to a Vote of Security Holders

     On November 8, 2003, the shareholders of Williams Industries, Inc. elected the Company's board of directors at the
annual meeting of shareholders.   Elected were:  Stephen N.
Ashman, Thomas C. Mitchell, R. Bentley Offutt, William Sim, Frank E. Williams, Jr., Frank E. Williams, III and John A. Yerrick.

     The results of the November 8, 2003 shareholder's election of directors are as follows:

Nominee                         For           Abstain
-------------------------    ----------     ----------
Stephen N. Ashman             3,105,952        48,709
Thomas C. Mitchell            3,104,293        50,368
R. Bentley Offutt             3,105,952        48,709
William J. Sim                3,105,952        48,709
Frank E. Williams, Jr.        3,096,952        57,709
Frank E. Williams, III        3,096,952        57,709
John A. Yerrick               3,096,128        58,533

In addition, the shareholders voted to approve an equity compensation plan for directors. Of the outstanding shares of the corporation, 50.839% voted on this proposal. Of those voting, 1,843,630 shares were voted for the proposal, 125,017 shares were voted against the proposal, and 15,603 shares abstained.


ITEM 5. Other Information

     None.

ITEM 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

          Exhibit 31.1  Section 302 Certification for
               Frank E. Williams, III
          Exhibit 31.2  Section 302 Certification for
               Christ H. Manos
          Exhibit 32.1  Section 906 Certifications for
               Frank E. Williams, III and Christ H. Manos

     (b) Reports on Form 8-K

          (1) November 8, 2003
              Item 5: Other Events
              Announcing the results of the election of Directors at the annual meeting on November 8, 2003, and publishing certain other information concerning expectations for the coming year.


                          Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

December 3, 2003           Williams Industries, Incorporated
                          -----------------------------------
                                      Registrant

                           /s/ Frank E. Williams, III
                          ------------------------------
                           Frank E. Williams, III
                           Chairman of the Board, President,
                           Chief Executive Officer,
                           Chief Financial Officer