Form 10-Q
period 2004-01-31
WILLIAMS INDUSTRIES INC
filed 2004-03-15
CIK 107294

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10Q

               Quarterly Report Under Section 13 or 15(d) of
                     the Securities Exchange Act of 1934

            For Quarter Ended                 January 31, 2004

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

                          Yes              NO  X

     As of January 31, 2004, the Registrant had outstanding 3,629,978 shares of Common Stock.

                    WILLIAMS INDUSTRIES, INCORPORATED
                               FORM 10-Q
                  FOR THE QUARTER ENDED January 31, 2004

                          TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                     PAGE
ITEM 1.  FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets _ January 31,
          2004 and July 31,2003
          (Unaudited)_________________________________              1

     Condensed Consolidated Statements of Operations _
          Three and six months ended January 31,2004 and 2003
            (Unaudited)_________________________________            2

     Condensed Consolidated Statements of Cash Flows _
          Six months ended January 31, 2004 and 2003
          (Unaudited)_________________________________              3

     Notes to Condensed Consolidated Financial Statements
          (Unaudited)_________________________________              4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS              9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISKS                                        14

ITEM 4.  CONTROLS AND PROCEDURES                                   14

PART II _ OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS_____________________                    16

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                 17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES_______                    17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS______________________                    17

ITEM 5.  OTHER INFORMATION_____________________                    17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K_______                   17

CERTIFICATIONS AND SIGNATURES__________________                    18

                        WILLIAMS INDUSTRIES, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Unaudited - in thousands except share data)

                                        ASSETS
                                       --------
                                                 January 31,      July 31,
                                                    2004            2003
CURRENT ASSETS                                  -----------     -----------
Cash and cash equivalents                        $  2,094        $  2,023
Restricted cash                                       807              51
Certificates of deposit                                16             417
Accounts receivable, net                           17,344          16,386
Inventory                                           3,594           3,421
Costs and estimated earnings in excess of
     billings on uncompleted contracts              1,590           3,139
Prepaid and other assets                            1,499           1,767
                                                -----------     -----------
              Total current assets                 26,944          27,204
                                                -----------     -----------
PROPERTY AND EQUIPMENT, AT COST                    23,550          22,242
      Accumulated depreciation                    (12,845)        (12,160)
                                                -----------     -----------
              Property and equipment, net          10,705          10,082
                                                -----------     -----------
OTHER ASSETS
  Deferred income taxes                             2,809           2,624
  Other                                               362             600
                                                -----------     -----------
              Total other assets                    3,171           3,224
                                                -----------     -----------
TOTAL ASSETS                                     $ 40,820        $ 40,510
                                                ===========     ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------
CURRENT LIABILITIES
Current portion of notes payable                 $  2,876        $  1,490
Accounts payable                                    5,349           5,410
Billings in excess of costs and estimated
        earnings on uncompleted contracts           5,178           4,587
Deferred income                                        23              28
Other liabilities                                   3,244           4,416
                                                -----------     -----------
              Total current liabilities            16,670          15,931

LONG-TERM DEBT
Notes payable, less current portion                 7,435           7,570
                                                -----------     -----------
                 Total Liabilities                 24,105          23,501
                                                -----------     -----------
MINORITY INTERESTS                                    194             187
                                                -----------     -----------
COMMITMENTS AND CONTINGENCIES                        -               -

STOCKHOLDERS' EQUITY
Common stock - 3,629,978 and 3,586,880
     issued and outstanding                           363             359
Additional paid-in capital                         16,526          16,390
Accumulated (deficit) earnings                       (368)             73
                                                -----------     -----------
     Total stockholders' equity                    16,521          16,822
                                                -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 40,820        $ 40,510
                                                ===========     ===========
            See Notes To Condensed Consolidated Financial Statements.

                        WILLIAMS INDUSTRIES, INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
($000 omitted)
                                  Three Months Ended       Six Months Ended
                                      January 31,             January 31,
                                   2004       2003         2004       2003
REVENUE                          ---------  ---------    ---------  ---------
    Construction                 $  5,447   $  4,582     $  9,713   $ 10,012
    Manufacturing                   6,525      7,141       15,823     16,553
    Other                              55         74          109        123
                                 ---------  ---------    ---------  ---------
         Total revenue             12,027     11,797       25,645     26,688
                                 ---------  ---------    ---------  ---------
DIRECT COSTS
    Construction                    3,698      3,358        6,504      7,553
    Manufacturing                   4,696      4,656       10,537     10,748
                                 ---------  ---------    ---------  ---------
        Total direct costs          8,394      8,014       17,041     18,301
                                 ---------  ---------    ---------  ---------
GROSS PROFIT                        3,633      3,783        8,604      8,387
                                 ---------  ---------    ---------  ---------
EXPENSES
    Overhead                        2,180      2,055        4,155      3,973
    General and administrative      1,787      2,065        3,754      4,060
    Depreciation                      496        410          979        821
    Interest                          171        150          334        312
                                 ---------  ---------    ---------  ---------
        Total expenses              4,634      4,680        9,222      9,166
                                 ---------  ---------    ---------  ---------
LOSS BEFORE INCOME TAXES,
          AND MINORITY INTERESTS   (1,001)      (897)        (618)      (779)

INCOME TAX BENEFIT                   (338)      (284)        (185)      (234)
                                 ---------  ---------    ---------  ---------
LOSS BEFORE MINORITY INTERESTS       (663)      (613)        (433)      (545)

    Minority interests                 (4)        (5)          (7)       (11)
                                 ---------  ---------    ---------  ---------
NET LOSS                          $  (667)   $  (618)     $  (440)   $  (556)
                                 =========  =========    =========  =========
NET
LOSS PER COMMON SHARE - BASIC     $ (0.18)   $ (0.17)     $ (0.12)   $ (0.16)
                                 =========  =========    =========  =========
NET
LOSS PER COMMON SHARE - DILUTED   $ (0.18)   $ (0.17)     $ (0.12)   $ (0.16)
                                 =========  =========    =========  =========
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING:  BASIC AND DILUTED  3,596,932  3,571,297    3,591,912  3,572,163
                                 ---------  ---------    ---------  ---------
               See Notes To Condensed Consolidated Financial Statements


                           WILLIAMS INDUSTRIES, INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited - in thousands)

                                                           Six Months Ended
                                                              January 31,
                                                           2004       2003
                                                         ---------  ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 $  638     $  660

NET CASH USED IN INVESTING ACTIVITIES                     (1,957)      (325)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        1,390     (1,057)
                                                         ---------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          71       (722)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             2,023      3,380
                                                         ---------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $2,094     $2,658
                                                         =========  =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Income Taxes                                         $  20      $ 177
                                                         =========  =========
      Interest                                             $ 330      $ 317
                                                         =========  =========
             See Notes To Condensed Consolidated Financial Statements.

                           WILLIAMS INDUSTRIES, INCORPORATED
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    January 31, 2004

1.  INTERIM FINANCIAL STATEMENTS

     This document includes unaudited interim financial statements that should be read in conjunction with the Company's latest audited annual financial statements. However, in the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the Company's financial position as of January 31, 2004, as well as the results of its operations for the three and six months ended January 31, 2004 and 2003, respectively, and cash flows for the six months ended January 31, 2004 and 2003.

2.  RELATED-PARTY TRANSACTIONS

     Mr. Frank E. Williams, Jr., who owned or controlled approximately 40% of the Company's stock at January 31, 2004, and is a director of the Company, also owns controlling interests in the outstanding stock of Williams Enterprises of Georgia, Inc., and Structural Concrete Products, LLC. Additionally, Mr. Williams, Jr. owns a substantial interest in Bosworth S teel Erectors, Inc. Revenue earned and costs incurred with these entities during the three and six months ended January 31, 2004 and 2003 are reflected below. Amounts receivable and payable to these entities at January 31, 2004 and July 31, 2003 are also reflected below.

                                  Three Months Ended       Six Months Ended
                                      January 31,             January 31,
(in thousands)                     2004       2003         2004       2003
                                 ---------  ---------    ---------  ---------
Revenue                             $253       $949         $307      $1,947

Billings to entities                $(24)      $399         $233        $874

Costs and expenses incurred         $192       $538         $424        $973

                                                         Balance     Balance
                                                       January 31,   July 31,
                                                           2004       2003
                                                         ---------  ---------
Accounts receivable                                        $1,295     $1,680

Costs and estimated earnings in excess of
 billings on uncompleted contracts                           -             9

Accounts Payable                                             $280       $303

Billings in excess of costs and estimated
  earnings on uncompleted contracts                            79        290

     The Company is obligated to the estate of F. Everett Williams, a former director of the Company, for a Demand Note Payable of approximately $88,000. The note, at 10% simple interest, is not secured. The Company recognized interest expense for the three and six months ended January 31, 2004 and 2003 as follows:

                                  Three Months Ended       Six Months Ended
                                      January 31,             January 31,
(in thousands)                     2004       2003         2004       2003
                                 ---------  ---------    ---------  ---------
Interest Expense                      $2         $2           $5         $5

                                                         Balance     Balance
                                                       January 31,   July 31,
                                                           2004       2003
                                                         ---------  ---------
Note Payable                                                 $88        $88

Accrued interest payable                                     $69        $64

     The Company is obligated to the Williams Family Limited Partnership under a lease agreement for real property with an option to purchase. The partnership is controlled by individuals who own, directly or indirectly, approximately 44% of the Company's stock. The lease, which has an original term of five years and an extension option for five years, commenced February 15, 2000. The lease contains an option to purchase up to ten acres at the "original pro-rata cost" of $567,500. The Company pays annual lease payments of approximately $56,000 plus real estate taxes of approximately $5,000 per year. The Company recognized lease expenses, including related real estate tax expense, for the three and six months ended January 31, 2004 and 2003 as follows:

                                  Three Months Ended       Six Months Ended
                                      January 31,             January 31,
(in thousands)                     2004       2003         2004       2003
                                 ---------  ---------    ---------  ---------
Lease Expense                        $19        $14          $44        $28

                                                         Balance     Balance
                                                       January 31,   July 31,
                                                           2004       2003
                                                         ---------  ---------
Account Payable                                              $82        $37

     Mr. George Pocock, an officer of the Company, owns a controlling interest in Construction Insurance Agency (CIA). The Company sold its interest in CIA to Mr. Pocock in 2001 and recorded a note receivable related to the sale. The note bears interest at 7.5%, is secured by the CIA stock and is due in monthly installments of $2,374, including principal and interest, with a final payment of $138,812 due on October 31, 2005. The balance due on the note at January 31, 2004 and July 31, 2003 was $167,052 and $174,860,
respectively. Costs incurred with CIA, for insurance premiums and brokerage fees, for the three and six months ended January 31, 2004 and 2003 are reflected below. In addition, balances payable at January 31, 2004 and July 31, 2003 are also reflected below.

                                  Three Months Ended       Six Months Ended
                                      January 31,             January 31,
(in thousands)                     2004       2003         2004       2003
                                 ---------  ---------    ---------  ---------
Costs incurred from                  $16        $25         $104       $125

                                                         Balance     Balance
                                                       January 31,   July 31,
                                                           2004       2003
                                                         ---------  ---------
Accounts Payable                                             $47       $44

     Directors Frank E. Williams, Jr. and Stephen N. Ashman are shareholders and directors of a commercial bank from which the Company obtained a $240,000 note payable on December 23, 2002. The note is payable in sixty equal monthly payments of principal of $4,000 plus interest at 5.75% or the current Prime rate, whichever is greater. The note, which replaced an existing current note payable that had a higher interest rate and payment, was negotiated at arms length under normal commercial terms. Interest expensed for the three and six months ended January 31, 2004 and 2003 is reflected below. In addition, the balance outstanding at January 31, 2004 and July 31, 2003 is also reflected below.

                                  Three Months Ended       Six Months Ended
                                      January 31,             January 31,
(in thousands)                     2004       2003         2004       2003
                                 ---------  ---------    ---------  ---------
Interest Expense                      $3         $1           $6         $1

                                                         Balance     Balance
                                                       January 31,   July 31,
                                                           2004       2003
                                                         ---------  ---------
Note Payable                                                $188       $212

     The Company believes the related party transactions are consistent with the terms and conditions that would exist with unrelated parties.

3.  SEGMENT INFORMATION

     Information about the Company's operations in its operating segments for the three and six months ended January 31, 2004 and 2003 is as follows (in thousands):


                                  Three Months Ended       Six Months Ended
                                      January 31,             January 31,
                                    2004       2003         2004       2003
                                 ---------  ---------    ---------  ---------
Revenues:
  Construction                    $ 6,258    $ 5,087      $11,157    $10,972
  Manufacturing                     6,582      7,153       15,922     16,785
  Other                               225        255          433        478
                                 ---------  ---------    ---------  ---------
                                   13,065     12,495       27,512     28,235
                                 ---------  ---------    ---------  ---------
Intersegment revenues:
  Construction                        811        505        1,444        960
  Manufacturing                        57         12           99        232
  Other                               170        181          324        355
                                 ---------  ---------    ---------  ---------
                                    1,038        698        1,867      1,547
                                 ---------  ---------    ---------  ---------
Consolidated revenues:
  Construction                      5,447      4,582        9,713     10,012
  Manufacturing                     6,525      7,141       15,823     16,553
  Other                                55         74          109        123
                                 ---------  ---------    ---------  ---------
Total Consolidated
     Revenues                     $12,027    $11,797      $25,645    $26,688
                                 ---------  ---------    ---------  ---------
Earnings (loss) before income taxes
  and minority interest:
  Construction                       $134      $(352)        $185      $(568)
  Manufacturing                      (695)      (124)          46        624
  Other                              (440)      (421)        (849)      (835)
                                 ---------  ---------    ---------  ---------
  Total                           $(1,001)     $(897)       $(618)     $(779)
                                 ---------  ---------    ---------  ---------

4.  INVENTORIES

     Materials inventory consists of structural steel, steel plates and galvanized steel coils. Cost of materials inventory is accounted for using either the specific identification or the average cost method. The cost of supplies inventory is accounted for using the first-in, first-out, (FIFO) method. No significant amount of inventory is included in contracts in process.


5.  PURCHASE OF ASSETS

     During the six months ended January 31, 2004, the Company purchased Property and Equipment, for use in its operations, for approximately $1.6 million. Approximately $1.3 million of the Property and Equipment purchases were financed at prevailing rates, with the balance being paid out of operating cash.


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

     The Company has begun to experience the impact of significant price increases in all types of steel, such as steel plate, steel beams and galvanized steel coil. In general, steel prices have risen by more than 65% since June 2003, with a sharp spike of more than 50% since January 2004. There are a number of market conditions causing these increases including the weak U.S. dollar, a shortage of raw materials (scrap steel and coke) in North America, and reduced capacity in the steel manufacturing industry as a result of the recent wave of consolidations.

     The Company has been notified by several suppliers that they will not be honoring existing contractual price agreements. Suppliers have also indicated that product allocations may be put in place and surcharges may be assessed.

     The Company had announced the award of the contract on January 21, 2004 to insure the information was not selectively disseminated. Given the refusal of the Company's supplier to honor their commitment for costs of raw materials necessary to fabricate the project, the Company now has a serious concern whether it should formalize the award of the contract, valued at approximately $22 million, to fabricate, deliver and erect more than 14,650 tons of steel for the Springfield Interchange Project in Virginia. Additionally, there have been substantial schedule and other changes requested by the contractor and the project's owner. The Company has been working, and will continue to work, with the contractor to mitigate the financial impacts of the steel pricing issues and other issues.

     Industry representatives have been meeting, on an emergency basis, with representatives of the Federal Highway Administration, as well as state officials, in an attempt to address this issue for infrastructure construction projects currently underway and also up for bid. Publications such as "The Wall Street Journal", "Engineering News Record", "The Economist" and "The Financial Times" are all actively involved in reporting this issue. Management is negotiating with its customers and suppliers as the Company attempts to reduce its exposure to the cost increases.

     In the recent past, the Company's bridge operations have been positively influenced by the federal government's spending on infrastructure under various programs, including the Transportation Equity Act for the 2lst Century (TEA-21). Congress, through an emergency resolution, voted to extend the current program, at 2003 expenditure levels for 60 days, to April 29, 2004. This represents the second extension since the original expiration of September 30, 2003. Congress and the administration have been at an impasse over the reauthorization. In the event this program is not reauthorized, infrastructure spending at the state level will be depressed, reducing the potential for work in the Company's manufacturing segment.

     Because of the uncertainty associated with the bill's passage, the Company is currently evaluating all of its options as it relates to the manufacturing segment. One alternative being considered is not to renew the lease for the Bessemer, Alabama manufacturing facility. The Company has the option to renew the lease for a second three-year period through September 30, 2007 or let the lease expire. If the Company chooses to allow the lease to expire, the Company would be required to pay $500,000 to the lessor to purchase the plant's equipment. The Company would incur costs to relocate that equipment as well as any additional equipment the Company has purchased for that plant. Management is reviewing the plant's operations in order to develop a contingency plan.

Material Changes in Financial Condition
---------------------------------------

     For the six months ended January 31, 2004, the following changes occurred:

     The Company's Restricted Cash increased $756,000 as Certificates of deposits of $300,000, previously unrestricted, have been classified as restricted to secure a letter of credit related to the Company's previous workers' compensation insurance carrier. In addition, the Company used $400,000 in operating cash to purchase certificates of deposit and transferred a $100,000 certificate of deposit to secure letters of credit related to the Company's current workers' compensation program. $75,000 of restricted cash, designated to pay the Company's Industrial Revenue Bond on its Richmond facility, was used to make the annual payment on that note. The Company redeemed a $100,000 Certificate of deposit to fund operations.

     Accounts Receivable increased by approximately $958,000 as payments from customers slowed during the winter months. The Company constantly reviews its account receivable balances and feels that those balances, net of reserves, are collectible.

     Inventory increased $173,000 as the Company purchased materials for its bridge projects, mainly the Woodrow Wilson Bridge near Washington, DC. The Company has inventory on hand to meet current needs but may face shortages due to higher steel prices and delivery delays from the steel mills as discussed above.

     Prepaid expenses and other assets decreased $268,000 as the Company expensed its insurance cost for the period. Subsequent to January 31, 2004, the Company renewed its workers' compensation insurance program as described elsewhere in this document.

     Property and Equipment, at Cost increased approximately $1.3 million as the Company purchased a previously leased crane for approximately $900,000 and purchased additional operating assets and made plant improvements of $700,000. The Company sold or wrote off fully depreciated assets with an original cost of $300,000.

     Deferred income taxes increased $185,000 due to losses incurred during the period. It is anticipated that additional tax benefits will be utilized in the Company's remaining two quarters if the Company returns to profitability.

     At January 31, 2004, the Company had about $4.6 million in variable rate notes payable. Total Notes Payable increased approximately $1.2 million during the six months ended January 31, 2004. The Company borrowed approximately $2.6 million, of which $1.3 million was used to fund equipment purchases, $700,000 was used to fund insurance financing and $600,000 was used to fund short-term operations. The Company paid back $1.4 million related to short term borrowing, mainly from operations.

     Billing In Excess of Costs and Estimated Earnings on Uncompleted Contracts, and Costs and Estimated Earnings in Excess of Billings, increased a net amount of approximately $2.1 million as a result of accelerated billings on a mix of contracts in process.

     Other Liabilities decreased $1.2 million as the company made payments on its workers' compensation program of $750,000 and paid sales taxes.

     Stockholders' Equity decreased by $301,000 to $16,521 million. The decline is due to the Company's net loss of approximately $440,000. During the six-months ended January 31, 2004, officers and directors exercised stock options for 22,000 shares for approximately $90,000. The Company issued 10,359 shares of stock, as directors' compensation, for $37,000. Finally, employees purchased 3,339 shares under the Company's employee stock plan for approximately $12,000.

     For the six months ended January 31, 2004, the Company had a slight increase in cash, generating $638,000 from operations. The Company had a net increase in financing activities of $1.4 million, borrowing $2.6 million of long-term debt, repaying $1.4 million against debt and issuing stock for $139,000. The Company used $2.0 million for investing activities, which consisted primarily of property and equipment purchases of $1.6 million, the purchase of certificates of deposit of $400,000, as restricted cash, for security on its workers' compensation program.

     The Company was not in compliance with its earnings covenant with Wachovia Bank related to its Industrial Revenue Bond for its Richmond facility. The Company owes approximately $940,000 on its notes payable to Wachovia at January 31, 2004. These notes are shown in the "Current portion of note payable" at January 31, 2004.

     Management believes that operations will generate sufficient cash to fund the Company's activities and service its debt, subject to the contingencies discussed relating to the supply and cost of steel materials and costs associated with terminating the Bessemer, Alabama lease, should the Company not renew it. It may become necessary to increase the Company's credit facilities to handle these contingencies.


Material Changes in Results of Operations
-----------------------------------------

Three Months Ended January 31, 2004 Compared to
Three Months Ended January 31, 2003

     For the quarter ended January 31, 2004, the Company reported a slight increase in revenues while gross profit and earnings decreased when compared to the quarter ended January 31, 2003.

     The Company had a net loss of $667,000, or $0.18 per share, on total revenue of $12 million for the quarter ended January 31, 2004 as compared to net loss of $618,000, or $0.17 per share, on total revenue of $11.8 million for the quarter ended January 31, 2003.

     Revenues and gross profit declined in the manufacturing segment while they increased in the construction segment. In the manufacturing segment, revenues declined $616,000 while gross margins decreased from 35% to 28%. The main press, used to form decking, was down for repair in the Gadsden plant for two weeks in December. Labor shortages and spot material shortages, due to delivery delays from the steel mills, also contributed to reduced production. During the quarter ended January 31, 2004, the manufacturing segment recorded increased workers compensation expense, associated with an accident in one of its plants, of $140,000. The construction segment increased its revenues $865,000 while increasing its gross margin from 27% to 32%, principally due to better performance in equipment rental. Its labor force has increased approximately 25% during the quarter, as work in its backlog, which had been delayed due to weather, has begun.

     Overhead, General and Administrative decreased $153,000 due to cost savings efforts when the two periods are compared. Depreciation increased $86,000 due to purchases of assets during the year ended July 31, 2003 and 2004. Interest expense increased slightly, reflecting higher borrowings.


Six Months Ended January 31, 2004 Compared to
Six Months Ended January 31, 2003

     The Company recorded a net loss of $440,000, or $0.12 per share, on revenues of $25.6 million for the six months ended January 31, 2004, as compared to a net loss of $556,000, or $0.16 per share, on revenues of $26.7 million for the six months ended January 31, 2003.

     Although revenue declined, when the two periods are compared, gross profit has increased. In the manufacturing segment, revenues declined $730,000 and gross profit declined $519,000. Gross margins declined from 35% to 33% as the segment deals with labor shortages and some material shortages. Although revenues declined in the construction segment by $299,000, gross profit increased by $750,000 as margins increased from 24% to 33%. Overhead, General and Administrative decreased $124,000 due to cost savings efforts when the two periods are compared. Depreciation increased $158,000 due to purchases of assets in the year ended July 31, 2003 and 2004. Interest expense increased slightly.


BACKLOG

     At January 31, 2004, the Company's backlog was approximately $71 million, which is an increase of approximately $12 million from the backlog at July 31, 2003. As discussed elsewhere in this report, the backlog includes a contract for approximately $22 million, which has not been executed.

     Approximately $45 million of the backlog is scheduled to be completed within the next twelve months. Management believes that the level of work is sufficient to allow the Company to have adequate work into Fiscal 2005.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Material Price Risks

     The Company is subject to abnormal steel price increases in its current market as discussed in the introduction to Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Interest Rate Risk

     The Company's cash equivalents and restricted cash, invested in interest-bearing instruments, are presented at fair market value on the Company's balance sheets. The Company's exposure to market risks for changes in interest rates relate primarily to these investments and current and long-term debt.


Item 4. Controls and Procedures

     As of January 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and Controller, concluded that the disclosure controls and procedures were effective as of January 31, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to January 31, 2004.

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

     In prior years, the Company obtained workers' compensation insurance from an insurance carrier under a "loss sensitive" agreement whereby the Company paid a flat charge for administrative expenses and minimum insurance coverage plus additional amounts based on claims experience. During the year ended July 31, 2003, the Company changed carriers because the proposed renewal terms were unacceptable to Company management. Subsequent to the change of carriers, the Company's previous carrier asserted various charges and attempted to change terms of the calculation of amounts due, which the Company disputed. During the quarter ended October 31, 2003, the Company received a Bill of Complaint which was filed in the Prince William County, Virginia Circuit Court, seeking to compel the Company to post additional collateral to guarantee payments for expenses incurred for existing claims under the policies. The Company reached a settlement subsequent to the quarter ended January 31, 2004, whereby the carrier dropped its demand for additional collateral and agreed to continue to deduct amounts owed by the Company from collateral on hand. The settlement had no impact on cash flows or results of operations and the Company believes that the eventual conclusion of the program will not have a significant impact on its financial position, results of operations or cash flows.

     Effective January 1, 2003, the Company had contracted with a new insurance carrier for its overall workmen's compensation insurance under a "loss sensitive" arrangement similar to the programs in place for approximately twenty years. The Company provided a letter of credit backed by certificates of deposit as collateral and is making installment payments to reimburse the carrier for claims paid. The Company extended this program through January 31, 2004. The Company renewed its workers' compensation coverage with its current carrier effective February 1, 2004. The program is an incurred loss retro and is loss sensitive, enabling the Company to be rewarded for good performance as it relates to safety. The new program does not provide the cash flow benefits of the previous program. However, the new program does not require as much collateral, in the form of letters of credit, as the recently expired program.


ITEM 2. Changes in Securities and Use of Proceeds

     None.

ITEM 3. Defaults Upon Senior Securities

     None.

ITEM 4. Submission of Matters to a Vote of Security Holders

     None.

ITEM 5. Other Information

     None.

ITEM 6. Exhibits and Reports on Form 8-K

     (a) Exhibits
               Exhibit 31.1  Section 302 Certification for
                    Frank E. Williams, III
               Exhibit 31.2  Section 302 Certification for
                    Christ H. Manos
               Exhibit 32  Section 906 Certification for
                    Frank E. Williams, III
               Exhibit 32.2  Section 906 Certification for
                    Christ H. Manos
               Exhibit 99  Press Release announcing
                    January 31, 2004 loss.

     (b) Reports on Form 8-K

          (1) December 3, 2003
              Item 5. Other Events
              Announcing and discussing its financial results for the quarter ended October 31, 2003.

          (2) January 21, 2004
              Item 5: Other Events
              Announcing the award of a contract to certain of the Company's subsidiaries for the fabrication and erection of the structural steel for Phases 6 and 7 of the Springfield Interchange Project.



Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

March 12, 2004            Williams Industries, Incorporated
                          -----------------------------------
                                      Registrant

                           /s/ Frank E. Williams, III
                          ------------------------------
                           Frank E. Williams, III
                           Chairman of the Board, President,
                           Chief Executive Officer,
                           Chief Financial Officer