Form 10-Q
period 2004-04-30
WILLIAMS INDUSTRIES INC
filed 2004-06-10
CIK 107294

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                            FORM 10Q

      Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For Quarter Ended                 April 30, 2004

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

                     Yes              NO  X

As of April 30, 2004, the Registrant had outstanding 3,631,978 shares of Common Stock.

                  WILLIAMS INDUSTRIES, INCORPORATED
                               FORM 10-Q
FOR THE QUARTER ENDED April 30, 2004

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                          PAGE
ITEM 1.  FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets - April 30,
          2004 and July 31, 2003
          (Unaudited)                                     1

     Condensed Consolidated Statements of Operations -
          Three and nine months ended
          April 30, 2004 and 2003 (Unaudited)             2

Condensed Consolidated Statements of Cash Flows -
          Nine months ended April 30, 2004 and 2003
          (Unaudited)                                     3

     Notes to Condensed Consolidated Financial
          Statements (Unaudited)                          4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS   10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISKS                              16

ITEM 4.  CONTROLS AND PROCEDURES                         16

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                               18

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS       18

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                 18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS                                18

ITEM 5.  OTHER INFORMATION                               19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                19

CERTIFICATIONS AND SIGNATURES                            20

                WILLIAMS INDUSTRIES, INCORPORATED
              CONDENSED CONSOLIDATED BALANCE SHEETS
          (Unaudited - in thousands except share data)

                               ASSETS
                            -----------
                                         April 30,     July 31,
                                           2004          2003
CURRENT ASSETS                          ----------    ----------
Cash and cash equivalents                $   708      $  2,023
Restricted cash                              978            51
Certificates of deposit                        0           417
Accounts receivable, net                  16,777        16,386
Inventory                                  4,242         3,421
Costs and estimated earnings in excess
    of billings on uncompleted contracts   3,508         3,139
Prepaid and other assets                   1,486         1,767
                                        ----------    ----------
        Total current assets              27,699        27,204
                                        ----------    ----------

PROPERTY AND EQUIPMENT, AT COST           24,789        22,242
    Accumulated depreciation             (13,287)      (12,160)
                                        ----------    ----------
        Property and equipment, net       11,502        10,082
                                        ----------    ----------
OTHER ASSETS
  Deferred income taxes                    2,753         2,624
  Other                                      353           600
                                        ----------    ----------
        Total other assets                 3,106         3,224
                                        ----------    ----------
TOTAL ASSETS                            $ 42,307      $ 40,510
                                        ==========    ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
CURRENT LIABILITIES
Current portion of notes payable        $  2,757      $  1,490
Accounts payable                           6,548         5,410
Billings in excess of costs and estimated
    earnings on uncompleted contracts      4,738         4,587
Deferred income                               21            28
Other liabilities                          3,291         4,416
                                        ----------    ----------
        Total current liabilities         17,355        15,931

LONG-TERM DEBT
Notes payable, less current portion        8,128         7,570
                                        ----------    ----------
        Total Liabilities                 25,483        23,501
                                        ----------    ----------
MINORITY INTERESTS                           178           187
                                        ----------    ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock - 3,631,978 and 3,586,880
    shares issued and outstanding            363           359
Additional paid-in capital                16,532        16,390
Accumulated (deficit) earnings              (249)           73
                                        ----------    ----------
     Total stockholders' equity           16,646        16,822
                                        ----------    ----------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                $ 42,307      $ 40,510
                                        ==========    ==========
     See Notes To Condensed Consolidated Financial Statements.



                 WILLIAMS INDUSTRIES, INCORPORATED
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        (Unaudited - in thousands except earnings per share)

                                 Three Months Ended      Nine Months Ended
                                      April 30,               April 30,
                                   2004      2003         2004       2003
REVENUE                          --------  --------     --------  --------
    Construction                 $ 5,867   $ 3,909      $15,580   $13,921
    Manufacturing                  8,949     8,295       24,772    24,848
    Other                             51        45          160       168
                                 --------  --------     --------  --------
         Total revenue            14,867    12,249       40,512    38,937
                                 --------  --------     --------  --------
DIRECT COSTS
    Construction                   3,825     2,574       10,329    10,127
    Manufacturing                  5,882     5,505       16,419    16,253
                                 --------  --------     --------  --------
        Total direct costs         9,707     8,079       26,748    26,380
                                 --------  --------     --------  --------
GROSS PROFIT                       5,160     4,170       13,764    12,557
                                 --------  --------     --------  --------
EXPENSES
    Overhead                       2,396     2,106        6,551     6,079
    General and administrative     1,920     1,972        5,674     6,032
    Depreciation                     499       451        1,478     1,272
    Interest                         157       145          491       457
                                 --------  --------     --------  --------
        Total expenses             4,972     4,674       14,194    13,840
                                 --------  --------     --------  --------
EARNINGS (LOSS) BEFORE INCOME TAXES,
          AND MINORITY INTERESTS     188      (504)        (430)   (1,283)

INCOME TAX PROVISION (BENEFIT)        56      (151)        (129)     (385)
                                 --------  --------     --------  --------
EARNINGS (LOSS) BEFORE
          MINORITY INTERESTS         132      (353)        (301)     (898)

    Minority interests               (13)       (3)         (20)      (14)
                                 --------  --------     --------  --------
NET EARNINGS (LOSS)               $  119    $ (356)      $ (321)   $ (912)
                                 ========  ========     ========  ========
NET EARNINGS (LOSS) PER
          COMMON SHARE - BASIC    $ 0.03    $(0.10)      $(0.09)   $(0.25)
                                 ========  ========     ========  ========
NET EARNINGS (LOSS) PER
          COMMON SHARE - DILUTED  $ 0.03    $(0.10)      $(0.09)   $(0.25)
                                 ========  ========     ========  ========
WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING:
     BASIC AND DILUTED          3,631,156  3,576,172   3,604,803  3,573,470
                                ---------  ---------   ---------  ---------
         See Notes To Condensed Consolidated Financial Statements

                         WILLIAMS INDUSTRIES, INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited - in thousands)

                                                         Nine Months Ended
                                                              April 30,
                                                          2004      2003
                                                        --------  --------
NET CASH PROVIDED BY OPERATING ACTIVITIES               $  154    $  581

NET CASH USED IN INVESTING ACTIVITIES                   (3,409)   (2,739)

NET CASH PROVIDED BY FINANCING ACTIVITIES                1,940       329
                                                        --------  --------
NET DECREASE IN CASH AND CASH EQUIVALENTS               (1,315)   (1,829)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           2,023     3,380
                                                        --------  --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $  708    $1,551
                                                        ========  ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Income Taxes                                       $  20     $ 178
                                                        ========  ========
      Interest                                           $ 486     $ 455
                                                        ========  ========

             See Notes To Condensed Consolidated Financial Statements.




                    WILLIAMS INDUSTRIES, INCORPORATED
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                             April 30, 2004

1.  INTERIM FINANCIAL STATEMENTS

     This document includes unaudited interim financial statements that should be read in conjunction with the Company's latest audited annual financial statements. However, in the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the Company's financial position as of April 30, 2004, as well as the results of its operations for the three and nine months ended April 30, 2004 and 2003, respectively, and cash flows for the nine months ended April 30, 2004 and 2003, respectively. Operating results for the quarter and nine months ended April 30, 2004 are not necessarily indicative of the results expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-K for the year ended July 31, 2003.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations to account for its stock option plans. The Company grants options for common stock at an option price equal to the fair market value of the stock on the date of grant. Accordingly, the Company does not record stock-based compensation expense for these options. The Company's stock option plans are more fully described in the Company's Annual Report on Form 10-K for fiscal year ended July 31, 2003.

     Since there are no grants during the nine months ended April 30, 2004 and all prior grants were fully vested as of July 31, 2003, there is no effect on net earnings, net earnings per basic common share and net earnings per diluted common share, as if compensation cost for all options had been determined based on the fair market value recognition provision of a Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." The table below shows the effect the stock options would have had if the Company had chosen the fair value method.


                                   Three Months Ended     Nine Months Ended
                                        April 30,              April 30,
                                   -------------------   -------------------
                                     2004      2003        2004      2003
AS REPORTED                        --------  --------    --------  --------
------------------------------------
Net Earnings (Loss)                  $119     $(356)      $(321)    $(912)
          (in thousands)

Net Earnings (Loss) Per Common
  Share Basic and Diluted           $0.03    $(0.10)     $(0.09)   $(0.25)

Stock-based compensation
   Net of tax (in thousands)          -         (11)        -         (11)

PRO-FORMA
------------------------------------
Net Earnings (Loss)                  $119     $(367)      $(321)    $(923)
          (in thousands)

Net Earnings (Loss) Per Common
  Share Basic and Diluted           $0.03    $(0.10)     $(0.09)   $(0.25)


2.  RELATED-PARTY TRANSACTIONS

     Mr. Frank E. Williams, Jr., who owned or controlled approximately 40% of the Company's stock at April 30, 2004, and is a director of the Company, also owns controlling interests in the outstanding stock of Williams Enterprises of Georgia, Inc. and Structural Concrete Products, LLC. Additionally, Mr. Williams, Jr. owns a substantial interest in Bosworth Steel Erectors, Inc. Revenue earned and costs incurred with these entities during the three and nine months ended April 30, 2004 and 2003 are reflected below. Amounts receivable and payable to these entities at April 30, 2004 and July 31, 2003 are also reflected below.

                                   Three Months Ended     Nine Months Ended
                                        April 30,              April 30,
                                   -------------------   -------------------
                                     2004      2003        2004      2003
(in thousands)                     --------  --------    --------  --------
Revenue                               $70      $177        $377    $2,124
Billings to entities                  $27      $499        $260    $1,077

Costs and expenses incurred          $174      $160        $574    $1,168




                                                         Balance   Balance
                                                        April 30,  July 31,
                                                           2004      2003
                                                         --------  --------
Accounts receivable                                      $1,254    $1,680
Costs and estimated earnings in excess of
 billings on uncompleted contracts                         -            9

Accounts Payable                                           $150      $303

Billings in excess of costs and estimated
  earnings on uncompleted contracts                           8       290


     The Company is obligated to the estate of F. Everett Williams, a former director of the Company, for a Demand Note Payable of approximately $88,000. The note, at 10% simple interest, is not secured. The Company recognized interest expense for the three and nine months ended April 30, 2004 and 2003 as follows:
                                    Three Months Ended     Nine Months Ended
                                         April 30,               April 30,
                                     2004      2003        2004      2003
(in thousands)                     --------  --------    --------  --------
Interest Expense                       $2        $2          $7        $7

                                                         Balance   Balance
                                                        April 30,  July 31,
                                                           2004      2003
                                                         --------  --------
Note Payable                                                $88       $88

Accrued interest payable                                    $71       $64


     The Company is obligated to the Williams Family Limited Partnership, under a lease agreement for real property with an option to purchase. The partnership is controlled by individuals who own, directly or indirectly, approximately 44% of the Company's stock. The lease, which has an original term of five years and an extension option for five years, commenced February 15, 2000. The lease contains an option to purchase up to ten acres at the "original pro-rata cost" of $567,500. The Company pays annual lease payments of approximately $56,000 plus real estate taxes of approximately $5,000 per year. The Company recognized lease expenses, including related real estate tax expense, for the three and nine months ended April 30, 2004 and 2003 as follows:
                                    Three Months Ended     Nine Months Ended
                                         April 30,               April 30,
                                     2004      2003        2004      2003
(in thousands)                     --------  --------    --------  --------
Lease Expense                         $14       $14         $59       $42

                                                         Balance   Balance
                                                        April 30,  July 31,
                                                           2004      2003
                                                         --------  --------
Account Payable                                             $96       $37

     Mr. George Pocock, an officer of the Company, owns a controlling interest in Construction Insurance Agency (CIA). The Company sold its interest in CIA to Mr. Pocock in 2001 and recorded a note receivable related to the sale. The note bears interest at 7.5%, is secured by the CIA stock and is due in monthly installments of $2,374, including principal and interest, with a final payment of $138,812 due on October 31, 2005. The balance due on the note at April 30, 2004 and July 31, 2003 was $163,037 and $174,860, respectively. Costs incurred with CIA, for insurance premiums and brokerage fees, for the three and nine months ended April 30, 2004 and 2003 are reflected below. In addition, balances payable at April 30, 2004 and July 31, 2003 are also reflected below.

                                    Three Months Ended     Nine Months Ended
                                         April 30,               April 30,
                                     2004      2003        2004      2003
(in thousands)                     --------  --------    --------  --------
Costs incurred                        $70       $62        $172      $185

                                                         Balance   Balance
                                                        April 30,  July 31,
                                                           2004      2003
                                                         --------  --------
Accounts Payable                                            $86       $44

     Directors Frank E. Williams, Jr. and Stephen N. Ashman are shareholders and directors of a commercial bank from which the Company obtained a $240,000 note payable on December 23, 2002. The note is payable in sixty equal monthly payments of principal of $4,000 plus interest at 5.75% or the current Prime rate, whichever is greater. The note, which replaced an existing current note payable that had a higher interest rate and payment, was negotiated at arms length under normal commercial terms. Interest expensed for the three and nine months ended April 30, 2004 and 2003 is reflected below. In addition, the balance outstanding at April 30, 2004 and July 31, 2003 is also reflected below.

                                    Three Months Ended     Nine Months Ended
                                         April 30,               April 30,
                                     2004      2003        2004      2003
(in thousands)                     --------  --------    --------  --------
Interest Expense                       $3        $3          $9        $4

                                                         Balance   Balance
                                                        April 30,  July 31,
                                                           2004      2003
                                                         --------  --------
Note Payable                                               $176      $212

     The Company's independent directors pre-approve related party contracts and agreements.




3.  SEGMENT INFORMATION

     Information about the Company's operations, in its operating segments, for the three and nine months ended April 30, 2004 and 2003 is as follows (in thousands):
                                    Three Months Ended     Nine Months Ended
                                         April 30,               April 30,
                                     2004      2003        2004      2003
                                   --------  --------    --------  --------
Revenues:
  Construction                      $6,874    $4,419     $18,031   $15,391
  Manufacturing                      8,954     8,323      24,876    25,108
  Other                                234       188         667       666
                                   --------  --------    --------  --------
                                    16,062    12,930      43,574    41,165
                                   --------  --------    --------  --------
Intersegment revenues:
  Construction                       1,007       510       2,451     1,470
  Manufacturing                          5        28         104       260
  Other                                183       143         507       498
                                   --------  --------    --------  --------
                                     1,195       681       3,062     2,228
                                   --------  --------    --------  --------
Consolidated revenues:
  Construction                       5,867     3,909      15,580    13,921
  Manufacturing                      8,949     8,295      24,772    24,848
  Other                                 51        45         160       168
                                   --------  --------    --------  --------
Total Consolidated
     Revenues                      $14,867   $12,249     $40,512   $38,937
                                   --------  --------    --------  --------
Earnings (loss) before income taxes
  and minority interest:
  Construction                        $336     $(107)       $521     $(675)
  Manufacturing                        361       121         407       745
  Other                               (509)     (518)     (1,358)   (1,353)
                                   --------  --------    --------  --------
  Total                               $188     $(504)    $  (430)  $(1,283)
                                   --------  --------    --------  --------

     The majority of revenues have historically been derived from projects on which the Company is a subcontractor of a material supplier, other contractor or subcontractor. Where the Company acts as a subcontractor, it is invited to bid by the firm seeking construction services or materials; therefore, continuing favorable business relations with those firms that frequently bid on and obtain contracts requiring such services or materials are important to the Company. Over a period of years, the Company has established such relationships with a number of companies. During the nine months ended April 30, 2004, one customer, in the manufacturing segment, accounted for 17% of total revenue and 28% of manufacturing revenue. While no customer in the construction segment accounted more than 10% of total revenues, two customers accounted for 17% and 13% of construction revenue. There was no single customer that accounted for more than 10% of consolidated revenues for the nine months ended April 30, 2003.


4.  INVENTORIES

     Materials inventory consists of structural steel, steel plates and galvanized steel coils. Cost of materials inventory is accounted for using either the specific identification or the average cost method. The cost of supplies inventory is accounted for using the first-in, first-out, (FIFO) method. No significant amount of inventory is included in contracts in process.


5.  PURCHASE OF ASSETS

     During the nine months ended April 30, 2004, the Company purchased Property and Equipment, for use in its operations, for approximately $2.9 million, including $1.9 million for five cranes the Company had previously leased. Approximately $2.3 million of the Property and Equipment purchases were financed at prevailing rates, with the balance being paid out of operating cash.


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

     The Company continues to experience the impact of significant price increases in all types of steel, such as steel plate, steel beams and galvanized steel coil. Steel prices have risen by more than 70% since June 2003, with a sharp spike of more than 60% since January 2004. There are a number of market conditions causing these increases including the weak U.S. dollar, a shortage of raw materials (scrap steel and coke) in North America, and reduced capacity in the steel manufacturing industry as a result of the recent wave of consolidations.

     The Company has been notified by suppliers of steel plate and galvanized steel coils that they will not be honoring existing contractual price agreements, with surcharges being assessed in amounts determined by the supplier at the time of shipment. Suppliers have imposed product allocations which limit the availability of materials.

     In its report for the quarter ended January 31, 2004, the Company reported that it had serious concern whether it should formalize the award of a contract, valued at approximately $22 million, to fabricate, deliver and erect more than 14,650 tons of steel for the Springfield Interchange Project in Virginia. Discussions with the contractor and the owner have resulted in an agreement whereby the company expects to move forward with the work, and to be reimbursed for a substantial portion of the escalation in steel cost.

     In the past, the Company's bridge operations have been positively influenced by the federal government's spending on infrastructure under various programs, including the Transportation Equity Act for the 2lst Century (TEA-21). Congress and the administration have been at an impasse over the reauthorization. Congress, through an emergency resolution, voted again to extend the current program, at 2003 expenditure levels for an additional 60 days, to June 30, 2004. This represents the third extension since the original expiration of September 30, 2003. In the event this program is not reauthorized, infrastructure spending at the state level will continue to be depressed, reducing the potential for work in the Company's manufacturing segment. Because of the uncertainty associated with the bill's passage, the Company is currently evaluating all of its options as it relates to the manufacturing segment.

     The Company had the option to renew the lease of its Bessemer, Alabama facility for a second three-year period through September 30, 2007, which it did not exercise. However, the Company is continuing to pursue discussions with the landlord regarding short-term extensions of the lease. If the Company chooses to allow the lease to expire on September 30, 2004, the Company would be required to pay $500,000 to the landlord to purchase the plant's equipment. The Company would incur costs to relocate that equipment as well as additional equipment the Company acquired for that plant. Management is continuing to review the plant's operations in order to develop a contingency plan.


Material Changes in Financial Condition
-----------------------------------------

     For the nine months ended April 30, 2004, the following changes occurred:

     The Company's Restricted Cash increased by $927,000 as Certificates of deposits of $300,000, recorded as unrestricted at July 31, 2003, have been classified as restricted to secure a letter of credit related to the Company's previous workers' compensation insurance carrier. In addition, the Company used $542,000 in operating cash to purchase certificates of deposit and transferred a $101,000 certificate of deposit to secure letters of credit related to the Company's current workers' compensation program. The Company transferred $59,000 of operating cash to restricted cash, designated to pay the Company's Industrial Revenue Bond on its Richmond facility, while paying $75,000 to make the annual payment on that note.

     The Company's Certificates of deposit declined $417,000 by the transfer to restricted cash of $401,000 and the redemption of $16,000 for use in operations.

     Accounts Receivable increased by approximately $391,000 as more jobs were started during the spring.

     Inventory increased $821,000 as the Company purchased materials for its bridge projects, mainly the Woodrow Wilson Bridge near Washington, DC. The Company has inventory on hand to meet immediate needs but may face shortages due to higher steel prices and delivery delays from the steel mills as discussed above.

     Prepaid expenses and other assets decreased $281,000 as the Company expensed its insurance cost for the period.

     Property and Equipment, at Cost increased approximately $2.5 million as the Company purchased five previously leased cranes for approximately $1.9 million and purchased additional operating assets and made plant improvements of $1 million. The Company sold or wrote off fully depreciated assets with an original cost of $400,000.

     Deferred income taxes increased $129,000 due to losses incurred during the period. It is anticipated that additional tax benefits will be utilized in the Company's remaining quarter.

     At April 30, 2004, the Company had about $4.6 million in variable rate notes payable. Total Notes Payable increased approximately $1.8 million during the nine months ended April 30, 2004. The Company borrowed approximately $3.8 million, of which $2.3 million was used to fund equipment purchases, $753,000 was used to fund insurance financing and $741,000 was used to fund short-term operations. The Company repaid $2 million related to short term borrowings, mainly from operations.

     Accounts Payable increased $1.1 million. In the manufacturing segment, payables increased approximately $400,000 on the purchase of steel for future projects. The additional $700,000 increase is due to the increase in work being performed in the construction segment.

     Billings In Excess of Costs and Estimated Earnings on Uncompleted Contracts, and Costs and Estimated Earnings in Excess of Billings, decreased a net amount of approximately $218,000 as a result of a mix of contracts in process.

     Other Liabilities decreased $1.1 million as the company made payments on its workers' compensation program of $750,000 and paid sales taxes.

     Stockholders' Equity decreased by $176,000 to $16.6 million. The decline is due to the Company's net loss of approximately $321,000. During the nine-months ended April 30, 2004, officers and directors exercised options to buy 27,652 shares of stock for approximately $96,000. The Company issued 10,359 shares of stock as directors' compensation, for $37,000. Finally, employees purchased 7,087 shares under the Company's employee stock purchase plan for approximately $12,000.

     For the nine months ended April 30, 2004, the Company had a decrease of $1.3 million in cash. The Company generated $154,000 from operations. The Company had a net increase in cash from financing activities of $1.9 million, borrowing $3.8 million of long-term debt, repaying $2 million against debt and issuing stock for $145,000. The Company used $3.4 million for investing activities, which consisted primarily of property and equipment purchases of $2.9 million, and the purchase of certificates of deposit of $500,000, as restricted cash, for security on its workers' compensation program.

     The Company was not in compliance with its earnings covenant with Wachovia Bank related to its Industrial Revenue Bond for its Richmond facility. The Company owes approximately $930,000 on its notes payable to Wachovia at April 30, 2004. These notes are reported in the "Current portion of note payable" at April 30, 2004 due to the current expiration of the related Letter of Credit on January 7, 2005.

     Management believes that operations will generate sufficient cash to fund the Company's activities and service its debt, subject to the contingencies discussed relating to the supply and cost of steel materials and costs associated with the Bessemer, Alabama lease, should the Company not renew it. It may become necessary to increase the Company's credit facilities to handle these contingencies.


Material Changes in Results of Operations
----------------------------------

Three Months Ended April 30, 2004 Compared to
Three Months Ended April 30, 2003

     For the quarter ended April 30, 2004, the Company reported increases in revenues, gross profit and earnings when compared to the quarter ended April 30, 2003.

     The Company had a net profit of $119,000, or $0.03 per share, on total revenue of $14.9 million for the quarter ended April 30, 2004 as compared to a net loss of $356,000, or $0.10 per share, on total revenue of $12.2 million for the quarter ended April 30, 2003.

     Revenues and gross profit increased in both the manufacturing segment and construction segments. In the manufacturing segment, revenues increased $654,000, approximately 8%, and gross margins increased from 33.6% to 34.2%. Work on the Woodrow Wilson Bridge contract mainly contributed to the increased revenue. A press, used to form decking, was vandalized in March in our Wilmington, Delaware plant. This caused a reduction in production at that plant. The machine should be repaired by early June 2004. Spot material shortages, due to delivery delays from steel suppliers, have also contributed to reduced production. Construction segment revenues increased 50% while its gross margin increased from 34.2% to 34.8%. The increase in revenues is related to the Company's commencement of work on jobs which had been delayed due to weather, as well as better performance in equipment rental.

     Overhead increased $290,000. The increase is due to payroll costs related to wage scale work in the construction segment. General and Administrative expenses decreased slightly. Depreciation expense increased $48,000 due to purchases of assets during the year ended July 31, 2003 and the nine months ended April 30, 2004. Interest expense increased slightly, reflecting higher borrowings.

Nine Months Ended April 30, 2004 Compared to
Nine Months Ended April 30, 2003

     The Company recorded a net loss of $321,000, or $0.09 per share, on revenues of $40.5 million for the nine months ended April 30, 2004, as compared to a net loss of $912,000, or $0.25 per share, on revenues of $38.9 million for the nine months ended April 30, 2003.

     In the manufacturing segment, while revenues declined slightly, gross profit declined $242,000. Gross margins declined from 35% to 34% as the segment dealt with labor shortages, material shortages and equipment problems.

     Revenues increased 12% in the construction segment from $13.9 million to $15.6 million. Gross profit increased by $1.5 million as gross margins increased from 27% to 34%.

     Overhead increased $472,000 due to payroll costs related to wage scale work on government contracts. General and Administrative decreased $358,000 due to various cost savings when the two periods are compared. Depreciation increased $206,000 due to purchases of assets in the year ended July 31, 2003 and the nine months ended April 30, 2004. Interest expense increased slightly.

BACKLOG

     At April 30, 2004, the Company's backlog was approximately $61 million. Due to the continuing delay of Congress in passing new transportation funding, the bridge manufacturing companies have seen fewer jobs on which they could bid. Until the new transportation act is funded, many road jobs will be delayed, impairing the Company's ability to maintain backlog at an acceptable level.

     Approximately $36 million of the backlog is expected to be completed within the next twelve months. Management believes that the level of work is sufficient to allow the Company to have adequate work into Fiscal 2005.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Material Price Risks

     The Company is subject to abnormal steel price increases in its current market as discussed in the introduction to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company does not enter into derivative financial instruments for trades, speculation, or other purposes that would expose it to market risk.

Interest Rate Risk

     The Company's cash equivalents and restricted cash, invested in interest-bearing instruments, are presented at fair market value on the Company's balance sheets. The Company's exposure to market risks for changes in interest rates relate primarily to these investments and current and long-term debt.

Item 4. Controls and Procedures

     As of April 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and Controller, concluded that the disclosure controls and procedures were effective as of April 30, 2004. There have been no significant changes in the Company's internal controls over reporting that occurred during the period covered by the quarterly report, that have materially affected or are reasonably likely to affect, internal controls over financial reporting.

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

     The Company and its subsidiary Williams Equipment Corporation are defendants in a suit pending in Prince William County, Virginia, by SunTrust Leasing Corporation("STL"). In the suit, STL contends that the Company defaulted on the lease of a crane and that STL is entitled to recover approximately $1.1 million. The Company has retained counsel and intends vigorously to defend the action based on what management believes are excessive demands and other errors and omissions by STL. Trial is scheduled for July 19, 2004, but the Company does intend to pursue a settlement whereby the Company will acquire the crane for a negotiated sum which would be financed from a third party lender. While a negative outcome would adversely affect the Company's financial position, cash flows, and results of operations, Management believes that the case can be concluded by settlement or at trial without a material adverse impact upon financial position, cash flow, or results of operations.


ITEM 2. Changes in Securities and Use of Proceeds

     None.

ITEM 3. Defaults Upon Senior Securities

     None.

ITEM 4. Submission of Matters to a Vote of Security Holders

     None.



ITEM 5. Other Information

     During the quarter ended April 30, 2004, the Company's Audit Committee received proposals from and interviewed three accounting firms to perform the ongoing audit work for the Company. With the approval of the Audit Committee, the Board of Directors of the Company approved the dismissal of the Company's former auditors, Aronson & Company and the engagement of McGladrey & Pullen, LLP to perform the Company's audit.

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits
                    Exhibit 31.1  Section 302 Certification for
                                  Frank E. Williams, III
                    Exhibit 31.2  Section 302 Certification for
                                  Christ H. Manos
                    Exhibit 32.1  Section 906 Certification for
                                  Frank E. Williams, III and
                                  Christ H. Manos
                    Exhibit 99    Press release announcing
                                  April 30, 2004 quarterly earnings

          (b)  Reports on Form 8-K

               (1) March 17, 2004, amended March 26, 2004,
                   amended March 31, 2004
                   Item 4. Changes in Registrant's Certifying Accountant.
                           Announcing the dismissal of Aronson & Company
                   Item 7. Financial Statements and Exhibits
                           Accountant's letter from Aronson & Company

               (2) April 2, 2004
                   Item 4. Changes in Registrant's Certifying Accountant. Announcing the engagement of McGladrey & Pullen, LLP as the Company's principal independent accountants.



                              Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


June 8, 2004               Williams Industries, Incorporated
                           -----------------------------------
                                     Registrant
                           /s/ Frank E. Williams, III
                           -----------------------------------
                           Frank E. Williams, III
                           Chairman of the Board, President,
                           Chief Executive Officer,
                           Chief Financial Officer





17