Form 10-K
period 2004-07-31
WILLIAMS INDUSTRIES INC
filed 2004-10-21
CIK 107294

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                                Form 10-K
                                ---------
(Mark One)

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (FEE REQUIRED) For the Fiscal Year Ended:
                                                 July 31, 2004

                    Commission  File  No.  0-8190
                    -----------------------------
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

             Registrant's telephone number, including area code
                            (703) 335-7800
                    -----------------------------
    Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act:
                    Common Stock,  $0.10 Par Value
                            (Title of Class)
                    -----------------------------
    Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ( X ) NO ( )

    Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

     Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).   (  ) Yes    ( X ) No

    Aggregate market value of voting stock held by non-affiliates of the Registrant, based on last sale price as reported on January 31, 2004:
                                                             $9,765,221

    Shares outstanding at October 15, 2004                    3,634,687

    The following document is incorporated herein by reference thereto in response to the information required by Part III of this report (information about officers and directors):

    Proxy Statement Relating to Annual Meeting to be held December 11, 2004.

Table of Contents



Part I:

Item 1.          Business. . . . . . . . . . . . . . . . . .   1
Item 2.          Properties. . . . . . . . . . . . . . . . .   8
Item 3.          Legal Proceedings . . . . . . . . . . . . .   8
Item 4.          Submission of Matters to a Vote of
                    Security Holders . . . . . . . . . . .     9

Part II:

Item 5.          Market for the Registrant's Common Stock and
                    Related Security Holder Matters. . . .     9
Item 6.          Selected Financial Data . . . . . . . . . .  11
Item 7.          Management's Discussion and Analysis
                    Of Financial Condition and
                    Results of Operations  . . . . . . . .    12
Item 7A.          Quantitative and Qualitative Disclosures
                    About Market Risk  . . . . . . . . . .    19
Item 8.          Financial Statements and Supplementary Data  20
Item 9.          Disagreements on Accounting and
                    Financial Disclosure . . . . . . . . .    20


Part III:

Item 10.          Directors and Executive Officers of
                    The Registrant . . . . . . . . . . . .    20
Item 11.          Executive Compensation. . . . . . . . . . . 20
Item 12.          Security Ownership of Certain
                    Beneficial Owners and Management . . .    20
Item 13.          Certain Relationships and Related
                    Matters  . . . . . . . . . . . . . . .    20
Item 14.          Controls and Procedures . . . . . . . . . . 20

Part IV:

Item 15.          Exhibits, Financial Statement Schedules
                    And Reports on Form 8-K  . . . . . . .    21








                                PART I

Item 1. Business

A.  General Development of Business

     Williams Industries, Incorporated (the Company) is a leader in the construction services market, providing specialized services to customers in the commercial, industrial, institutional, and governmental markets. These services are provided by operating subsidiaries in two segments, manufacturing and construction.

     The Company's manufacturing segment has three operating subsidiaries. Williams Bridge Company, providing fabricated steel plate girders and rolled steel beams for bridges, operates plants in Manassas and Richmond, Virginia and in Bessemer, Alabama. S.I.P., Inc. of Delaware (SIP) manufactures "stay-in-place" metal bridge decking from plants in Wilmington, Delaware and Gadsden, Alabama. Piedmont Metal Products, Inc. fabricates light structural steel and other metal products from its plant in Bedford, Virginia. Demand for the majority of the Company's products and services has weakened during Fiscal 2004 as steel prices approximately doubled and Congress failed to pass an extension of the Transportation Equity Act for the 21st Century (TEA-21). Without new federal money in the infrastructure pipeline, spending by state and local governments is extremely limited.

     During the year ended July 31, 2004, the Company chose not to renew the lease for its Bessemer, Alabama facility for an additional three years and is currently negotiating a short-term extension to allow for an orderly shutdown. The Company is required by the lease to purchase the plant equipment, owned by the landlord, for $500,000. When the plant equipment is purchased, the Company plans to relocate or sell the existing equipment.

     Subsequent to July 31, 2004, SIP temporarily shut down its Gadsden, Alabama facility until adequate materials inventory and additional contracts can be obtained. At current operating levels, SIP feels it can operate more efficiently from its Wilmington, Delaware plant.

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

      Taken collectively, these subsidiaries are responsible for the majority of the Company's revenues. However, their efforts are augmented by other Company subsidiaries, including Insurance Risk Management Group, Inc. and WII Realty Management. These operations provide support services not only for the Company but also for outside customers or tenants. The parent company, Williams Industries, Inc. provides a number of services for all of the subsidiaries, as well as dealing with financial institutions, shareholders, and regulatory agencies.

     In keeping with the Company's comprehensive long-range plan, the Company may expand geographically within its core lines of business, either by means of acquisitions or expansion of its existing businesses, or to take advantage of opportunities that may present themselves.

B.  Financial Information About Industry Segments

     The Company's activities are divided into three broad categories: (1) Construction, which includes industrial, commercial and governmental construction, construction services such as rigging, the construction, repair and rehabilitation of bridges and the rental of heavy construction equipment
(2) Manufacturing, which includes the fabrication of metal products; and (3) Other, which includes risk management operations and parent company transactions with unaffiliated parties. Financial information about these segments is contained in Note 11 of the Notes to Consolidated Financial Statements. The following table sets forth the percentage of total revenue attributable to these categories for the years ended July 31, 2004, 2003, and 2002:

                                           Fiscal Year Ended July 31,
                                         --------------------------------
                                          2004        2003        2002
                                         ------      ------      ------
Manufacturing                              61%         65%         60%
Construction                               39%         34%         39%
Other                                       0%          1%          1%

     The percentages of total revenue will continue to change as market conditions or new business opportunities warrant.

     For the year ended July 31, 2004, one customer accounted for 16% of consolidated revenue and 26% of manufacturing revenue. Three other customers accounted for 17%, 11% and 10% of construction revenue. For each of the years ended July 31, 2003 and 2002, no single customer accounted for more than 10% of consolidated revenue.

C. Narrative Description of Business

1. Manufacturing

     The Company's fabricated products include welded steel plate girders and rolled beams used in the construction of bridges and other projects, "Stay-In-Place" metal bridge deck forms used in bridge construction, and light structural metal products. In its manufacturing segment, the Company obtains raw materials from a variety of sources on a competitive basis and is generally not dependent on any one source of supply. However, consolidation of the steel industry and the shortage of the raw materials needed to make steel has caused critical reductions in the sources of heavy steel plate and left the Company vulnerable to disruptions in supplies and to its relationship with its major supplier.

Facilities in this segment are predominately open shop. However, during the year ended July 31, 2003, Williams Bridge Company agreed to a contract with the United Steelworkers of America for representation of the workforce at the subsidiary's Bessemer, Alabama manufacturing facility. The covered employees ratified the agreement on January 28, 2003. The agreement offered wages and benefits similar to those offered at the Company's other facilities. Subsequent to July 31, 2004, the agreement expired. The Company feels there will be no complications from the union when the plant in Bessemer, Alabama is shut down.

     Competition in this segment, based on price, quality and service, is intense. Revenue derived from any particular customer fluctuates significantly from year to year. For the year ended July 31, 2004, one customer accounted for more than 25% of manufacturing revenues.

     The Company's bridge girder subsidiary is dependent upon one supplier of rolled steel plate. The Company maintains good relations with the vendor, generally receiving orders on a timely basis at reasonable cost for this market. If the relationship with this vendor were to deteriorate or the vendor were to go out of business, the Company would have trouble meeting production deadlines in its contracts, as the other major supplier of steel plate has limited excess production available to "new" customers.


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

     The third facility, located in Bessemer, Alabama, is a leased facility with 300,000 square feet of manufacturing space, ancillary shops and offices. During the year ended July 31, 2004, the Company chose not to renew the lease for its Bessemer, Alabama facility for an additional three years and expects to negotiate a short-term extension to allow for an orderly shutdown.

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

b.  Stay-In-Place Decking

     S.I.P. is a steel specialty manufacturer, well known in the construction industry for fabrication of its sole product, "stay-in-place" steel decking used in the construction of highway bridges. S.I.P. Inc. of Delaware operates two manufacturing plants.

One plant, located in Wilmington, Delaware, is located on 7 acres of land, with a 12,000 square foot manufacturing facility, and a 2,500 square foot office building.

The second plant is a 25,000 square foot leased facility in Gadsden, Alabama. This facility has been shut down temporarily until adequate materials inventory and additional contracts can be obtained.

     S.I.P., the leading manufacturer of this type of product in the Mid-Atlantic and Northeastern United States, has an extensive market area, including the entire East Coast of the United States from New England through Florida and the southeastern United States.

c.  Light Structural Metal Products

      The Company's subsidiary, Piedmont Metal Products, Inc., fabricates light structural metal products at its facility in Bedford, Virginia. The subsidiary maintains its American Institute of Steel Construction certification for Complex Steel Building Structures, which enables the subsidiary to bid to a wide range of customers.

     Piedmont Metal Products, located on ten acres of land in Bedford, Virginia, is a full service fabrication facility and contains two fabrication shops totaling 15,000 square feet and a 4,500 square foot office building.

2. Construction

     The Company specializes in structural steel erection, installation of architectural, ornamental and miscellaneous metal products, installation of precast and prestressed concrete products, and rigging and installation of equipment for utility and industrial facilities. The Company operates its construction segment primarily in the Mid-Atlantic region, with emphasis on the corridor between Baltimore, Maryland and Norfolk, Virginia.

     The Company owns and leases a wide variety of cranes and trucks, which are used to perform its contracts. When this equipment is not being used by the Company for steel and precast concrete erection or the transportation of manufactured materials, it is rented or leased to outside customers.

     Labor generally is obtained in the area where the particular project is located; however, labor in the construction segment has been in tremendous demand in recent years and shortages have occurred. The Company has developed a number of outreach programs, including an apprenticeship program as well as language training opportunities, to make employment with the Company more accessible.

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

d.   Equipment Rental and Sales

     The Company requires a wide range of cranes and trucks in its construction business, but not all of the equipment is in use at all times. To maximize its return on investment in equipment, the Company rents cranes to third parties to the extent possible.

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

     The Company employs between 250 and 500 employees. Many are employed on an hourly basis for specific projects, with the actual number varying according to the seasons and timing of contracts. At July 31, 2004 the Company had 385 employees, as compared to July 31, 2003 when there were 365. Included in these totals were 37 and 47 employees, respectively, subject to collective bargaining agreements. Generally, the Company believes it has a good relationship with its employees.

b. Insurance

Liability Coverage

     Primary liability coverage for the Company and its subsidiaries is provided by a policy of insurance with limits of $1,000,000 per occurrence and a $2,000,000 aggregate. The Company also carries an "umbrella" policy that provides limits of $5,000,000 in excess of the primary. The primary policy has a $20,000 deductible per occurrence. If additional coverage is required on a specific project, the Company makes those purchases.

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

     The Company maintains an aggressive safety inspection and training program, designed to provide a safe work place for employees and minimize difficulties for employees, their families and the Company, should an accident occur.

4.  Backlog Disclosure

     As of July 31, 2004, the Company's backlog was approximately $60 million, compared to $58 million at July 31, 2003 and $48 million at July 31,
2002.   The increase in the backlog is primarily due to the Company's contract in Springfield Virginia, totaling approximately $26 million, on the I-95/395/495 Springfield Interchange contract outside of Washington DC. Approximately $25 million of the $60 million backlog is long term in nature and not expected to be realized as revenue during the fiscal year ending July 31, 2005.

5.  Working Capital Requirements

     From time to time, the Company will be required to maintain inventory at increased levels to assure timely delivery of its product and to maintain manufacturing efficiencies in its plants. Historically, to minimize the use of the Company's lines of credit, the Company had established special payment terms, including pay when paid agreements, with many of its principal suppliers. In the past year, these terms have been modified or eliminated by many suppliers, placing a strain on the Company's cash flow. However, in many jurisdictions, the Company is also able to bill for raw materials and for stored completed products on many projects.

     Due to the short-term nature of the Company's debt with United Bank on its line of credit and Wachovia Bank on its notes, the Company may consider refinancing some portion of its debt to avail itself of more credit and to extend the life of its loans to improve its debt ratios.


6.   Critical Accounting Policies

     The Company's accounting policies are more fully described in the Notes to Consolidated Financial Statements. As disclosed in the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events. These estimates and assumptions affect the amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the Consolidated Financial Statements. The Company's estimates are subject to change if different assumptions as to the outcome of future events were made. The Company evaluates its estimates and judgments on an ongoing basis and predicates those estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Management makes adjustments to its assumptions and judgments when facts and circumstances dictate. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates used by the Company in preparing the accompanying Consolidated Financial Statements. Management believes the following critical accounting policies encompass the more significant judgments and estimates used in the preparation of its Consolidated Financial Statements.

     Revenue Recognition - Revenues and earnings from contracts are recognized for financial statement purposes using the percentage-of-completion method; therefore, revenue includes that percentage of the total contract price that the cost of the work completed to date bears to the estimated final cost of the contract. Estimated contract earnings are reviewed and revised periodically as the work progresses, and the cumulative effect of any change in estimate is recognized in the period in which the estimate changes. Retentions on contract billings are minimal and are generally collected within one year. When a loss is anticipated on a contract, the entire amount of the loss is provided for in the current period. Contract claims are recorded as revenue at the lower of excess costs incurred or the net realizable amount after deduction of estimated costs of collection. Additional contract revenue from contract claims are recorded when claims are expected to result in additional contract revenue and the amount can be reliably estimated. Management considers the following conditions when determining whether a contract claim can be recorded as revenue (a) the contract or other evidence provides a legal basis for the claim; or a legal opinion has been obtained, stating that under the circumstances there is a reasonable basis to support the claim (b) additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the Company's performance (c) costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed, and (d) The evidence supporting the claim is objective and verifiable.

     Accounts Receivable - The majority of the Company's work is performed on a contract basis. Generally, the terms of contracts require monthly billings for work completed. The Company may also perform extra work above the contract terms and will invoice this work as work is completed. In the manufacturing segment, in many instances, the companies will invoice for work as soon as it is completed, especially where the work is being completed for state governments that allow accelerated billings.

     Allowance for Doubtful Accounts - Allowances for uncollectible accounts and notes receivable are provided on the basis of specific identification. Management reviews accounts and notes receivable on a current basis and provides allowances when collections are in doubt.

     Inventories - Materials inventory consists of structural steel, steel plates, and galvanized steel coils. Costs of materials inventory is accounted for using either the specific identification method or average cost. In the Company's manufacturing segment, where inventory is bought for a specific job, the cost is allocated from inventory to work-in-progress based on actual labor hours worked compared to the estimated total hours to complete a contract. Management reviews production on a weekly basis and modifies its estimates as needed.

     Deferred Taxes - The company records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. The Company evaluates the recoverability of any tax assets recorded on the balance sheet and provides any necessary allowances as management deems appropriate. The carrying value of the net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Consolidated Statements of Operations. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carry back opportunities, and tax planning strategies in making the assessment. The Company evaluates the ability to realize the deferred tax assets and assesses the need for additional valuation allowances quarterly. The final outcome of these future tax consequences, tax audits, and changes in regulatory tax laws and rates could materially impact the Company's Consolidated Financial Statements.


Item 2.   Properties

     At July 31, 2004, the Company owned approximately 90 acres of industrial property, some of which is not developed but may be used for future
expansion.   Approximately 39 acres are near Manassas, in Prince William
County, Virginia; 27 acres are in Richmond, Virginia; and 24 acres in Bedford, in Virginia's Piedmont section between Lynchburg and Roanoke.

     The Company owns and leases numerous large cranes, tractors and trailers and other equipment. During the year ended July 31 2004, the Company acquired five cranes it previously leased for $1.9 million.


Item 3.  Legal Proceedings

General

The Company is party to various claims arising in the ordinary course of business. Generally, claims exposure in the construction industry consists of employment claims of various types, workers compensation, personal injury, products' liability and property damage. The Company believes that its insurance claims expense accruals, coupled with its liability coverage, are adequate coverage for such claims.

     In prior years, the Company obtained workers' compensation insurance from an insurance carrier under a "loss sensitive" agreement whereby the Company paid a flat charge for administrative expenses and minimum insurance coverage plus additional amounts based on claims experience. Prior to Fiscal 2004, the Company changed carriers because the proposed renewal terms were unacceptable to Company management. Subsequent to the change of carriers, the Company's previous carrier asserted various charges and attempted to change the calculation of amounts due, which the Company disputed. During the year ended July 31, 2004, the Company received a Bill of Complaint which was filed in the Prince William County, Virginia Circuit Court, seeking to compel the Company to post additional collateral to guarantee payments for expenses alleged to be incurred for existing claims under the policies. The Company reached a settlement whereby the carrier dropped its demand for additional collateral and agreed to continue to deduct amounts owed by the Company from collateral on hand. The settlement had no impact on cash flows or results of operations and the Company believes that the eventual conclusion of the program will not have a significant impact on its financial position, results of operations or cash flows.

     The Company and its subsidiary Williams Equipment Corporation were defendants in a suit in Prince William County, Virginia, by SunTrust Leasing Corporation ("STL"). In the suit, STL contended that the Company defaulted on the lease of a crane and that STL was entitled to recover approximately $1.1 million. Subsequent to the year ended July 31, 2004, the Company settled this suit through the purchase of the crane under lease for $960,000, which was financed for 60 months at 6.71%.


Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.


                            PART II

Item 5.   Market for the Registrant's Common Equity and
          Related Stockholder Matters

     The Company's Common Stock trades on the NASDAQ National Market System under the symbol "(WMSI)". The following table sets forth the high and low sales prices for the periods indicated, as obtained from market makers in the Company's stock.

  8/1/02   11/1/02   2/1/03   5/1/03   8/1/03   11/1/03  2/1/04   5/1/04
 10/31/02  1/31/03  4/30/03  7/31/03  10/31/03  1/31/04  4/30/04  7/31/04
  -------  -------  -------  -------  --------  -------  -------  -------
   $4.40    $4.42    $4.25    $4.24     $3.76    $5.99    $5.49    $5.48
   $3.11    $3.33    $3.06    $3.49     $3.27    $3.21    $3.40    $3.25

     The prices shown reflect published prices, without retail mark-up, markdown, or commissions and may not necessarily reflect actual transactions.

     The Company paid no cash dividends during the years ended July 31, 2004 or 2003. The Company's board believes that the current best utilization for cash is in the further development of its business units and strategic expansion. Further, there are certain covenants in the Company's current credit agreements that prohibit cash dividends without the lenders' permission.

     At July 31, 2004, there were 464 holders of record of the Common Stock.

                    Equity Compensation Plan Information
=============================================================================
                Number of securities    Weighted average  Number of securities
                   to be issued upon     exercise price     remaining available
                   exercise of           of outstanding    for future issuance
                   outstanding options,  options, warrants
                   warrants and rights.    and rights.
=============================================================================
Equity compensation plans
approved by security holders     200,000      $3.82         113,500   (1)
=============================================================================
Equity compensation plans
not approved by security          70,000      $3.54               0  (2) (3)
holders
=============================================================================
Total                            270,000      $3.67         113,500
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

                     SELECTED CONSOLIDATED FINANCIAL DATA
                     (In millions, except per share data)

                                              YEAR ENDED JULY 31,
                                    -------------------------------------------
                                    2004     2003     2002     2001     2000
                                   ------   ------   ------   ------   ------
Statements of Operations Data:
Revenue:
  Construction                     $20.8    $18.0    $22.2    $22.3    $20.8
  Manufacturing                     32.9     34.4     34.0     27.2     21.3
  Other                              0.2      0.3      0.3      1.0      0.8
                                   ------   ------   ------   ------   ------
Total Revenue                      $53.9    $52.7    $56.5    $50.5    $42.9
                                   ======   ======   ======   ======   ======
Gross Profit:
  Construction                      $5.5     $4.3     $6.4     $8.0     $7.4
  Manufacturing                     10.3     10.8     13.7      9.9      7.1
  Other                              0.2      0.3      0.3      1.1      0.8
                                   ------   ------   ------   ------   ------
Total Gross Profit                 $16.0    $15.4    $20.4    $19.0    $15.3
                                   ======   ======   ======   ======   ======

Other Income:                      $ -      $ -       $0.1     $0.1     $0.1
Expense:
  Overhead                          $7.3     $6.8     $6.8     $5.2     $4.4
  General and Administrative         7.3      7.4      8.8      8.5      6.5
  Depreciation                       2.0      1.8      1.6      1.6      1.2
  Interest                           0.7      0.6      0.7      0.8      0.9
  Income Tax (Benefit) Provision    (0.5)    (0.3)     1.0      0.4      0.9
                                   ------   ------   ------   ------   ------
Total Expense                      $16.8    $16.3    $18.9    $16.5    $13.9
                                   ------   ------   ------   ------   ------
(Loss) Earnings Before Minority
     Interest and Equity Earnings  $(0.8)   $(0.9)    $1.6     $2.6     $1.5
Minority Interest and
     Equity Earnings                  -        -        -      (0.1)      -
                                   ------   ------   ------   ------   ------
Net (Loss) Earnings                $(0.8)   $(0.9)    $1.6     $2.5     $1.5
                                   ======   ======   ======   ======   ======
(Loss) Earnings Per Share:
          Basic *                 $(0.22)  $(0.26)   $0.45    $0.70    $0.41
                                   ======   ======   ======   ======   ======
          Diluted                 $(0.22)  $(0.26)   $0.45    $0.70    $0.41
                                   ======   ======   ======   ======   ======

Balance Sheet Data (at end of year):

Total Assets                       $42.1    $40.5    $42.2    $37.7    $35.0
Long Term Obligations                5.2      7.6      7.6      7.0      7.7
Total Liabilities                   25.8     23.5     24.3     21.5     21.3
Stockholders' Equity                16.2     16.8     17.7     16.2     13.7

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

     Management continually reviews the Company's allocation of assets to each subsidiary and makes adjustments as necessary to enhance the Company's ability to take advantage of opportunities in the marketplace. Since Fiscal 1996, the Company has increased its emphasis on its Manufacturing Segment. Manufacturing, which was 37% of the Company's business in Fiscal 1996, comprised 61% of revenues in Fiscal 2004. This increase is due in part to the expansion of the Company into leased facilities in Alabama and the purchase of the majority interest in its subsidiary, S.I.P. of Delaware, Inc., in Fiscal 2001.

     During the year ended July 31, 2004, the Company chose not to renew the lease for its Bessemer, Alabama facility for an additional three years and is currently negotiating a short-term extension to allow for an orderly shutdown and liquidation. The Company is required by the lease to purchase the plant equipment, owned by the landlord, for $500,000. When the plant equipment is purchased, the Company plans to relocate or sell the existing equipment.

     Management anticipates growth in the next four to five years in the Company's manufacturing segment due to increased governmental demand for highway projects, and due to opportunities occurring in the industrial and institutional construction markets. However, this growth may be tempered by the current delay in an extension of the Transportation Equity Act for the 21st Century as well as the uncertainty in the price and availability of raw steel products.

     The amount of commercial, institutional, and governmental construction activity in the Mid-Atlantic region, where the Company traditionally has focused its efforts, continues to be higher than in many other regions in recent years, but budgetary problems continue to plague the states, including Maryland and Virginia.

     Although demand for the Company's products and services related to government spending on infrastructure remained strong during the year ended July 31, 2004, inclement weather, steel price increases and surcharges, raw material delivery delays and a decline in new contracts by government agencies affected the Company's ability to perform work.

     There was a slowing in demand for the Company's bridge girders and "stay-in-place" decking, due in part to uncertainty with the governmental spending related to the TEA-21 program extension. However, the Company's bridge girder company was successful in its bid on the contract for the I95/395/495 Springfield Interchange Project in Virginia to supply girders. This contract totals approximately $26 million and will extend over the next two years.

     During the fiscal year ended July 31, 2003, the Company took action to curtail continuing losses associated with the activities of the Company's former Sales and Services' segment. Essential activities previously performed by the sales and services segment were consolidated into the Company's construction segment. For many years, the Company has rented cranes and related heavy construction equipment to third parties in the construction industry. During the past 24 months, revenues from such rentals declined. The Company intends to sell equipment that is not necessary for its own operations, and is attempting to renegotiate or cancel leases. The Company has financed the purchase of five cranes, which had been previously leased, at a cost of $1.9 million.

     The Company's construction activities are focused in Maryland, Virginia,

and the District of Columbia. The Company continues to service areas on the east coast and southeastern United States from its manufacturing facilities. The Company intends to close one of the leased facilities in Alabama but intends to continue to operate a second facility there.

     The Company's long-range plan calls for the continued leverage of existing subsidiaries to produce the most cost-effective and customer-responsive combination of manufacturing and construction capabilities. The Company's ability to offer a turnkey approach for its customers, thereby increasing its competitiveness on some contracts, continues to be a strength.

     Effective January 1, 2003, the Company changed its worker's compensation insurance carrier. The new program offers significantly better cash flow and slightly lower fixed costs. In the past, the Company paid in advance for its entire worker's compensation costs for the year. Under the new program, there are no upfront payments required. The carrier's base fee, which is a portion of the total program cost, is paid out over the policy year. All other costs, paid by the carrier, are reimbursed by the Company on a monthly basis, resulting in improved cash flow during the year.

Financial Condition

     Between July 31,2003 and July 31, 2004, the following changes occurred:

     The Company's Cash and cash equivalents, Restricted cash and Certificates of deposit decreased $145,000. The Company used cash to fund operations and pay down debt. Restricted cash increased $952,000 as the Company purchased certificates of deposit for $500,000 and transferred $400,000 of existing certificates of deposit as security on letters of credit supporting its workers' compensation insurance program.

     Accounts receivable increased approximately $1.1 million. Contract receivables increased $1.5 million, as the construction segment started contracts delayed from the prior fiscal year. As maintenance and rehabilitation work remained strong, trade receivables related to this work declined by approximately $500,000. These receivables are related to short-term contracts. Other receivables increased approximately $70,000. The Company collected approximately $400,000 of the $490,000 claim receivable from Fiscal 2003. The balance was written off. Additionally, the Company set up a new contract claim receivable for $650,000 related to contract revenues in the construction segment. The claim has been approved by our customer. The Company believes this claim will be collected during the year ending July 31, 2005.

     Inventory increased approximately $1.7 million. The company purchased significant amounts of steel for its large contracts. The cost of steel nearly doubled during Fiscal 2004. The Company has material on hand to meet immediate needs but may face shortages due to higher steel prices and delivery delays from the steel mills.

     Prepaid expenses decreased $354,000 as the Company expensed workers' compensation insurance premiums during the year.

     Property and Equipment, At Cost increased $2.4 million as the Company: refinanced five cranes which it had previously leased at a cost of $1.9 million; capitalized plant equipment costs at its manufacturing segment facilities; and purchased other miscellaneous equipment. The Company retired fully depreciated equipment with an original cost of $538,000.

     Deferred income taxes increased $465,000 due to the income tax benefit on the Company's loss for the year.

     Other assets decreased $181,000 as the Company reclassified costs, which had previously been deferred, to Property and Equipment, At Cost and reduced long-term notes receivable by collections made during the period.

     Notes payable increased $1.5 million. The Company borrowed approximately $4.1 million, $1.8 million of which was used to fund the purchase of five cranes the Company had previously leased, $566,000 was used to fund long term plant and equipment purchases and $1.7 million was used to fund short-term operations. The Company paid back $2.6 million related to short term borrowing, mainly from operations.

     Accounts payable increased $2.7 million. In the manufacturing segment, payables increased $1.5 million mainly on the purchase of steel for work on existing projects. The additional $1.2 million increase is due to work being performed in the construction segment.

     Billings in excess of costs and estimated earnings on uncompleted contracts, and Costs and estimated earning in excess of billings on uncompleted contracts, decreased a net amount of $1 million as a result of timing of the revenue recognition on a mix of contracts in process.

     Other accrued expenses decreased $947,000 as the Company reduced its workers compensation insurance liability by approximately $450,000, reduced its sales tax liability by approximately $300,000 and reduced other liabilities by approximately $200,000.

     Stockholders' equity decreased $629,000 primarily due to operating losses of $780,000. The Company's officers and directors exercised options to buy 31,500 shares of stock for approximately $96,000. The Company issued 10,359 shares of stock as director compensation for $37,000. Finally, employees purchased 5,272 shares for approximately $18,000.

Bonding

     The Company has traditionally relied on its reputation to acquire work and will continue to do so. However, the Company recognizes that, as it expands its geographic range for providing goods and services, it may be necessary to provide bonds to customers unfamiliar with the Company. The Company does not have a comprehensive bonding program with a primary underwriter. Although the Company's ability to bond work is somewhat limited, management believes it has not lost any work due to bonding limitations.


Liquidity

     The Company requires significant working capital to procure materials for contracts to be performed over relatively long periods, and for purchases and modifications of specialized equipment. Furthermore, in accordance with normal payment terms, the Company's customers often retain a portion of amounts otherwise payable to the Company as a guarantee of project completion. To the extent the Company is unable to receive progress payments in the early stages of a project, the Company's cash flow could be adversely affected. Collecting progress payments is a common problem in the construction industry as are short-term cash considerations.

     The Company generated $1.2 million in cash from operations during the year ended July 31, 2004. The Company used $3.6 million to fund investing activities including the purchase of five cranes, which had previously been leased, for approximately $1.9 million. The Company provided net cash from financing activities of $1.7 million, which mainly related to financing the crane purchase for $1.8 million. Cash and cash equivalents decreased approximately $700,000 from $2 million at July 31, 2003 to $1.3 million at July 31, 2004.

     The Company paid $26,000 to former shareholders of S.I.P. Inc. of Delaware under the terms of its purchase agreement for a 100% interest in that company.

      Management believes that operations will generate sufficient cash to fund activities. However, as revenues increase, it may become necessary to increase the Company's credit facilities to handle short-term cash requirements. Management, therefore, is focusing on the proper allocation of resources to ensure stable growth.

     The Company is not in compliance with one of the covenants contained in its agreements with United Bank and with Wachovia Bank. The agreements state that the Company must maintain a "debt service coverage ratio" of 1.3 or greater. Due to the Company's loss for the year ended July 31, 2004, that ratio was .38. The Company has obtained a waiver, with no conditions from United Bank, and a waiver from Wachovia Bank that requires the Company to achieve earnings performance as follows: produce a net profit of $23,000 for the quarter ending October 31, 2004, a net profit of $38,000 through the six months ending January 31, 2005, a net profit of $98,000 through the nine months ending April 30, 2005 and a net profit of $186,000 for the year ending July 31, 2005. The Company has considered some of its liabilities under the previously mentioned loan agreements to be current liabilities in the accompanying balance sheet at July 31, 2004. The United Bank line of credit is due by agreement on May 5, 2005. The Letter of Credit backing the Wachovia notes expires March 31, 2005. Should the Company not meet the conditions in the Wachovia Bank waiver agreement, Wachovia Bank could accelerate the balance and demand the repayment of amounts due at any time.


Operations

     The Company's manufacturing subsidiaries have been negatively impacted by the rise in steel prices, the availability of raw steel products and the fact that state budgets are in distress and infrastructure funds are tied up in Congress pending the reauthorization of the Transportation Equity Act for the 21st Century (TEA-21), which should have occurred in September 2003. Demand for the manufacturing segment's products and services declined in the last six months. The construction segment has performed work, which had been previously delayed, and continues to maintain a variety of work on commercial and governmental projects.

     Additional consolidation of resources, including both personnel and equipment, will occur as the Company strives for the most efficient configuration for market conditions.

1.  Fiscal Year 2004 Compared to Fiscal Year 2003

     The year ended July 31, 2004 was filled with much uncertainty. In

September, 2003, Hurricane Isabel hit the central Atlantic area, closing the Company's Richmond plant for more than a week. In December, 2003, the steel "crisis" began with steel prices doubling over the next eight months and deliveries being delayed as demand exceeded supply. During the fiscal year, the Transportation Equity Act for the 21st Century (TEA-21) expired. This bill was the major source of spending on infrastructure throughout the United States, contributing to the bridge operation's success. Although modest infrastructure spending extensions have occurred on five occasions, until new, comprehensive legislation is passed by Congress, work will continue to be slow in the bridge market.

     The Company was awarded a contract to fabricate, deliver and erect steel for the I95/395/495 Springfield Interchange Project in Virginia, valued at approximately $26 million. This contract was awarded at a time when steel prices began to rise, creating much uncertainty due to material price volatility. Most of the Company's subsidiaries will perform work on this project.

     The Company recorded a loss of $780,000, or $0.22 per share, on revenues of $53.9 million for the year ended July 31, 2004, compared to a loss of $936,000, or $0.26 per share, on revenues of $52.7 million for the year ended July 31, 2003.

     Revenues increased by $1.2 million. Manufacturing revenues decreased by $1.6 million while construction revenues increased $2.8 million. Construction segment revenue increased as the segment was able to start work, which had been previously delayed, from fiscal 2003. Manufacturing segment revenues declined due to steel delivery delays and equipment vandalism in the Wilmington, Delaware plant.

     Gross Profit increased approximately $600,000. The construction segment's gross profit increased $1.1 million on increased revenues and higher profit jobs as the gross profit percentage increased 2.5%. The net results of the segment's equipment rental operation improved mainly due to a decline in equipment rental expense of approximately $500,000 from Fiscal 2003. The manufacturing segment's gross profit decreased approximately $500,000 due to increased material costs, inefficiencies due to material shortages, and an increase in the segment's workers' compensation insurance cost. Competition continues to impact the segment's profit margins as it tries to build its backlog.

     Overhead increased over $400,000, mainly related to the construction segment's increasing work.

     General and administrative expenses decreased $143,000, due mainly to decreases in expenses in the construction segment.

     Depreciation increased by approximately $200,000, due to property and plant additions in the manufacturing segment in fiscal 2003 and crane purchases in fiscal 2004.

     Interest expense increased $52,000, due to higher interest rates on short-term borrowing and increased debt on new equipment purchases.

     The Income tax (benefit) provision increased $102,000 due primarily to the Company's losses.


2.  Fiscal Year 2003 Compared to Fiscal Year 2002

     The year ended July 31, 2003 was a difficult year. Record snows and above average rain delayed material shipments and starting dates on jobs. The former sales and services segment, due to declining revenues and increasing losses, was downsized and consolidated with the construction segment. The Company continued expansion of the manufacturing segment with the opening of the Gadsden, Alabama facility and the completion of an addition to the Bedford, Virginia plant. Finally, during the year, the Company was awarded contracts aggregating approximately $30 million for the Woodrow Wilson Bridge project. The work for this project will involve most of the Company's subsidiaries.

     The Company recorded a loss of $936,000, or $0.26 per share, on revenues of $52.7 million for the year ended July 31, 2003, compared to a profit of $1.6 million, or $0.45 per share, on revenues of $56.5 million for the year ended July 31, 2002.

     Revenues decreased by $3.8 million. Manufacturing revenues increased by $.4 million while construction revenues decreased $4.2 million. Construction segment revenue was adversely impacted by project delays due to inclement weather and by the downsizing of crane rental operations.

     Gross Profit declined $4.9 million as gross profit percentages decreased. The construction segment's gross margin decreased 4% mainly due to increased competition. The manufacturing segment's gross profit decreased approximately 9%, due also to increased competition, and the fact that during the last ten months of Fiscal 2002, the Bessemer, Alabama plant was working on time and material contracts that were residual to the plant's former owner. These contracts were produced at higher margins than those currently in the plant because the customer supplied the material.

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

     Interest expense decreased $101,000 due to lower interest rates on short-term borrowing and reduced debt.

     The income tax (benefit) provision decreased $1.3 million for the year ended July 31, 2003 due primarily to the Company's losses.

3.  Fiscal Year 2002 Compared to Fiscal Year 2001

     Expansion in the Company's manufacturing segment dominated Fiscal 2002, with the segment showing a 25% increase in revenues when compared to Fiscal
2001.   While a portion of this improvement was due to the addition of the leased facility in Bessemer, Alabama, the bulk of the increase was due to
higher sales in existing markets.   This was particularly significant because
Williams Bridge Company's strongest traditional customers, the states of Virginia and Maryland, did not bid much work due to severe budgetary
concerns.   Williams Bridge Company not only produced more work, but also

produced higher profit margins when the years are compared.   It is also
significant to note that the addition of the Bessemer plant was responsible for approximately $600,000 in increased G&A costs for the subsidiary; overhead increasing accordingly.

     The construction segment revenues remained constant when the years ended July 31, 2002 an 2001 are compared. While the segment's erection operations' revenue increased, the increases were offset by decreases in revenues in crane rental operations. Direct costs increased $839,000 due to workers' compensation expenses due to a series of accidents, and because the segment had substantial fixed-cost expenses, such as crane leases. Profit margins declined sharply on reduced revenues.

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

 Aggregate Contractual Obligations

     The table below summarizes the payment timetable for all contractual obligations of the Company.

(Amounts in thousand $)                      Payments Due By Period
                                   -----------------------------------------
                                    Less Than     1-3      3-5   More Than
Contractual Obligations      Total    1 Year     Years    Years   5 Years
-------------------------  --------  --------  --------  -------  -------
Long Term Debt             $10,496    $5,267    $2,289   $2,035     $905
Capital Lease Obligation       123       123       -        -        -
Operating Leases             4,617     1,291     2,049    1,277      -
                           --------  --------  --------  -------  -------
Total                      $15,236    $6,681    $4,338   $3,312     $905
                           ========  ========  ========  =======  =======

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

     The information below summarizes Williams Industries, Inc.'s sensitivity to market risks associated with fluctuations in interest rates as of July 31, 2004. To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity of the Company's credit facility and tax-exempt bond in effect at
July 31, 2004.   Notes 6 and 13 to the Consolidated Financial Statements
contain descriptions of the Company's credit facilities and tax-exempt bond and should be read in conjunction with the table below.

Interest Rate Sensitivity on Notes Payable
Financial Instruments by Expected Maturity Date
(In thousands except interest rate)
                                                     2009 and         Fair
Year Ending July 31,   2005    2006    2007    2008    After   Total  Value
                      ------  ------  ------  ------  ------  ------  ------
Variable Rate Notes   $1,668  $2,974    $297    $130     $50  $5,119  $5,100
Average Interest Rate  3.48%   5.47%   5.33%   5.33%    5.25%   4.72%

Fixed Rate Notes      $1,225    $788    $727    $747  $2,013  $5,500  $5,500
Average Interest Rate  7.83%   7.21%   7.27%   7.30%   7.08%   8.70%

Item 8.    Financial Statements and Supplementary Data

     (See pages which follow.)


Item 9.  Changes in and Disagreements on
         Accounting and Financial Disclosures.

     On March 11, 2004, the Company notified Aronson & Company (Aronson) that it was dismissing Aronson as the Company's principal independent certifying accountant. Neither of Aronson's reports for the past two fiscal years contained an adverse opinion or disclaimer of opinion, nor was either of such reports qualified or modified as to uncertainty, scope, or accounting principles.

     On March 30, 2004, the Company engaged McGladrey & Pullen LLP as the Company's principal independent certifying accountant.

     The decision to change accountants was made and approved by the Company's Audit Committee and was reported to the Company's Board of Directors.

                                Part III

     Pursuant to General Instruction G(3)of Form 10-K,information required by
Part III (Items 10, 11, 12 and 13) is hereby incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, in connection with the Company's Annual Meeting of Shareholders scheduled to be held December 11, 2004.

Item 14.  Controls and Procedures

     As of July 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including Chief Executive Officer (CEO) and Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and Controller, concluded that the disclosure controls and procedures were effective as of July 31, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to July 31, 2004.

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

     The Company is required to comply with Section 404 of the Sarbanes-Oxley Act with the year ended July 31, 2005. Management is tasked with establishing key controls for the operation of the Company as part of having an effective control environment over disclosure and financial reporting. These controls, and management's assessment of these controls, will be audited by the Company's independent auditing firm, who will issue their opinion of the controls and the control environment.

                                   Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

The following documents are filed as a part of this report:

1. Consolidated Financial Statements of Williams Industries, Incorporated and Independent Auditors' Reports.

     Report of McGladrey & Pullen, LLP

     Report of Aronson and Company

     Report of the Audit Committee

     Consolidated Balance Sheets as of July 31, 2004 and 2003.

     Consolidated Statements of Operations for the Years Ended
     July 31, 2004, 2003, and 2002.

     Consolidated Statements of Stockholders' Equity for the Years Ended July 31, 2004, 2003, and 2002.

     Consolidated Statements of Cash Flows for the Years Ended
     July 31, 2004, 2003, and 2002.

     Notes to Consolidated Financial Statements for the Years Ended July 31, 2004, 2003, and 2002.

     Schedule II -- Valuation and Qualifying Accounts for the Years Ended July 31, 2004, 2003, and 2002 of Williams Industries, Incorporated.

(All included in this report in response to Item 8.)

2.  (a) Schedules to be Filed by Amendment to this Report

          NONE

    (b) Exhibits:

           Exhibit 3     Articles of Incorporation and By-Laws
                         Articles of Incorporation: incorporated by reference to Exhibit 3(a) of the Company's 10-K for the fiscal year ended July 31, 1989.
                         By-Laws: incorporated by reference to Exhibit 3 of the Company's 8-K filed September 4, 1998.
           Exhibit 14    Code of Ethics
           Exhibit 21    Subsidiaries of the Company (see below)
           Exhibit 31.1  Section 302 Certification for Christ H. Manos
           Exhibit 31.2  Section 302 Certification for Frank E. Williams, III
           Exhibit 32    Section 906 Certifications
           Exhibit 99    Press Release Dated October 21, 2004


Exhibit 21  Subsidiaries of the Company:

Name                             State of
                                                      Incorporation
                 --------------------------------------  --------
                 Insurance Risk Management Group, Inc.      VA
                 Piedmont Metal Products, Inc.              VA
                 S.I.P. Inc. of Delaware                    DE
                 Williams Bridge Company                    VA
                 Williams Equipment Corporation             DC
                 WII Realty Management, Inc.                VA
                 Williams Steel Erection Company, Inc.      VA

                        WILLIAMS INDUSTRIES, INCORPORATED

                               Table of Contents



Report of Independent Registered Public Accounting Firm

          McGladrey & Pullen LLP                                24

          Aronson and Company                                   25

CONSOLIDATED FINANCIAL STATEMENTS FOR
THE YEARS ENDED JULY 31, 2004, 2003, AND 2002:

     Consolidated Balance Sheets as of
     July 31, 2004 and 2003                                     26

     Consolidated Statements of Operations for the
     Years Ended July 31, 2004, 2003, and 2002                  28

     Consolidated Statements of Stockholders'
     Equity for the Years Ended
     July 31, 2004, 2003, and 2002                              29

     Consolidated Statements of Cash Flows for
     the Years Ended July 31, 2004, 2003, and 2002              30

     Notes to Consolidated Financial Statements                 31

Schedule II - Valuation and Qualifying Accounts                 51

Signatures and Certifications                                   52

Report of Independent Registered Public Accounting Firm



To the Board of Directors and Stockholders
Williams Industries, Incorporated
Manassas, Virginia


We have audited the accompanying Consolidated Balance Sheet of Williams Industries, Incorporated as of July 31, 2004, and the related Consolidated Statement of Operations, Stockholders' Equity and Cash Flows for the year then ended. Our audit also included the financial statement schedule for the year ended July 31, 2004 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Williams Industries, Incorporated as of July 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended July 31, 2004, when considered in relation to the basic consolidated financial statements, taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ McGladrey & Pullen LLP
--------------------------
McGladrey & Pullen LLP
Bethesda, Maryland
September 17, 2004

Report of Independent Registered Public Accounting Firm



To the Board of Directors and Stockholders
Williams Industries, Incorporated
Manassas, Virginia


We have audited the accompanying Consolidated Balance Sheet of Williams Industries, Incorporated as of July 31, 2003, and the related Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for each of the two years in the period ended July 31, 2003. Our audits also included the financial statement schedule listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Williams Industries, Incorporated as of July 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Aronson & Company
---------------------
Aronson & Company
Rockville, Maryland
September 5, 2003

                       CONSOLIDATED BALANCE SHEETS
                      AS OF JULY  31, 2004 AND 2003
($000 Omitted)
                                  ASSETS
                                 --------
                                                    2004         2003
                                                  --------     --------
CURRENT ASSETS
Cash and cash equivalents                         $ 1,343      $ 2,023
Restricted cash                                     1,003           51
Certificates of deposit                               -            417
Accounts receivable, (net of allowances
      for doubtful accounts of $1,204
      in 2004 and $1,528 in 2003):
  Contracts
      Open accounts                                14,530       13,025
      Retainage                                       533          510
  Trade                                             1,721        2,249
  Other                                               674          602
                                                  --------     --------
              Total accounts receivable - net      17,458       16,386
                                                  --------     --------

Inventory                                           5,133        3,421
Costs and estimated earnings in excess of
     billings on uncompleted contracts              1,161        3,139
Prepaid expenses                                    1,413        1,767
                                                  --------     --------
              Total current assets                 27,511       27,204
                                                  --------     --------

PROPERTY AND EQUIPMENT, AT COST                    24,601       22,242
      Accumulated depreciation                    (13,486)     (12,160)
                                                  --------     --------
               Property and equipment, net         11,115       10,082
                                                  --------     --------
OTHER ASSETS
  Deferred income taxes                             3,089        2,624
  Other                                               419          600
                                                  --------     --------
                 Total other assets                 3,508        3,224
                                                  --------     --------
TOTAL ASSETS                                      $42,134      $40,510
                                                  ========     ========

              See Notes To Consolidated Financial Statements.





                      WILLIAMS INDUSTRIES, INCORPORATED
                         CONSOLIDATED BALANCE SHEETS
                        AS OF JULY  31, 2004 AND 2003
($000 Omitted)
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                    ---------------------------------------
                                                    2004         2003
                                                  --------     --------
CURRENT LIABILITIES
Current portion of notes payable                  $ 5,390      $ 1,490
Accounts payable                                    8,099        5,410
Accrued compensation and related liabilities          797          881
Billings in excess of costs and estimated
        earnings on uncompleted contracts           3,633        4,587
Deferred income                                        19           28
Other accrued expenses                              2,588        3,535
Income taxes payable                                    6          -
                                                  --------     --------
                     Total current liabilities     20,532       15,931

LONG-TERM DEBT
Notes payable, less current portion                 5,229        7,570
                                                  --------     --------
                 Total liabilities                 25,761       23,501
                                                  --------     --------
MINORITY INTERESTS                                    180          187
                                                  --------     --------

COMMITMENTS AND CONTINGENCIES                         -            -

STOCKHOLDERS' EQUITY
Common stock - $0.10 par value, 10,000,000
      shares authorized; 3,633,655 and 3,586,880
      shares issued and outstanding                   363          359
Additional paid-in capital                         16,537       16,390
Accumulated (deficit) earnings                       (707)          73
                                                  --------     --------
     Total stockholders' equity                    16,193       16,822
                                                  --------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $42,134      $40,510
                                                  ========     ========

                See Notes To Consolidated Financial Statements.

                       WILLIAMS INDUSTRIES, INCORPORATED
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   YEARS ENDED JULY 31, 2004, 2003 and 2002
($000 omitted except earnings per share)
                                           2004       2003       2002
                                         --------   --------   --------
REVENUE:
     Construction                        $20,776    $17,968    $22,245
     Manufacturing                        32,884     34,439     33,978
     Other revenue                           224        264        281
                                         --------   --------   --------
          Total revenue                   53,884     52,671     56,504
                                         --------   --------   --------
DIRECT COSTS:
     Construction                         15,298     13,665     15,872
     Manufacturing                        22,596     23,627     20,228
                                         --------   --------   --------
          Total direct costs              37,894     37,292     36,100
                                         --------   --------   --------
GROSS PROFIT                              15,990     15,379     20,404
                                         --------   --------   --------
OTHER INCOME                                 -          -           96
                                         --------   --------   --------
EXPENSES:
     Unallocated overhead                  7,253      6,830      6,851
     General and administrative            7,301      7,444      8,778
     Depreciation and amortization         1,988      1,771      1,553
     Interest                                666        614        715
                                         --------   --------   --------
          Total expenses                  17,208     16,659     17,897
                                         --------   --------   --------
(LOSS) EARNINGS BEFORE INCOME TAXES
           AND MINORITY INTERESTS         (1,218)    (1,280)     2,603

INCOME TAX (BENEFIT) PROVISION              (461)      (359)       962
                                         --------   --------   --------
(LOSS) EARNINGS BEFORE MINORITY INTERESTS   (757)      (921)     1,641

         Minority Interests in
               consolidated subsidiaries     (23)       (15)       (28)
                                         --------   --------   --------
NET (LOSS) EARNINGS                      $  (780)   $  (936)   $ 1,613
                                         ========   ========   ========
(LOSS) EARNINGS PER COMMON SHARE:
    (LOSS) EARNINGS
    PER COMMON SHARE-BASIC               $ (0.22)   $ (0.26)   $ 0.45
                                         ========   ========   ========
    (LOSS) EARNINGS
    PER COMMON SHARE-DILUTED             $ (0.22)   $ (0.26)   $ 0.45
                                         ========   ========   ========

            See Notes To Consolidated Financial Statements.

                   WILLIAMS INDUSTRIES, INCORPORATED
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              YEARS ENDED JULY 31, 2004, 2003 and 2002
(000 0mitted)
                                           Additional  Accumulated
                           Number   Common   Paid-In   Earnings
                         of Shares   Stock   Capital   (Deficit)   Total
                        -----------------------------------------------------
BALANCE, AUGUST 1, 2001    3,601    $  360    $16,458   $ (604)   $16,214
 Issuance of stock            18         2         75      -           77
 Repurchase of stock         (45)       (4)      (185)     -         (189)
 Net earnings for the year*  -         -         -       1,613      1,613
                        -----------------------------------------------------
BALANCE, JULY 31, 2002     3,574       358     16,348    1,009     17,715
 Issuance of stock            19         2         73      -           75
 Repurchase of stock          (6)       (1)       (31)     -          (32)
 Net loss for the year*      -         -          -       (936)      (936)
                        -----------------------------------------------------
BALANCE, JULY 31, 2003     3,587       359     16,390       73     16,822
 Issuance of stock            47         4        147                 151
 Net loss for the year *                                  (780)      (780)
                        -----------------------------------------------------
BALANCE, JULY 31, 2004     3,634    $  363    $16,537   $ (707)   $16,193
                        =====================================================
* There were no items of other comprehensive income during the year.

            See Notes To Consolidated Financial Statements.

                    WILLIAMS INDUSTRIES, INCORPORATED
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEARS ENDED JULY 31, 2004, 2003 AND 2002
($000 Omitted)
                                           2004       2003       2002
                                          --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) earnings                     $  (780)  $  (936)  $ 1,613
  Adjustments to reconcile
     net (loss) earnings to net cash
     provided by operating activities:
    Depreciation and amortization           1,988     1,771     1,553
    (Decrease) increase in allowance
     for doubtful accounts                   (324)      842       331
    Loss on disposal of property,
     plant and equipment                        1       -           5
    (Increase) decrease in
     deferred income tax assets              (465)     (378)      821
    Minority interest in earnings              23        15        28
    Gain on disposal
     of consolidated subsidiary               -         -         (83)
  Changes in assets and liabilities:
    Decrease (increase)
     in open contracts receivable          (1,181)      656    (5,007)
    (Increase) decrease
     in contract retainage                    (23)      146       256
    Decrease (increase)
     in trade receivables                     528      (714)      270
    (Increase) decrease
     in other receivables                     (72)      415        95
    (Increase) decrease in inventory       (1,712)    1,445    (1,247)
    Decrease (increase) in costs and
       estimated earnings in excess of
       billings on uncompleted contracts    1,978    (1,630)      984
    (Decrease) increase in billings in
       excess of costs and estimated
       earnings on uncompleted contracts     (954)      483     1,202
    Decrease (increase) in prepaid expenses   354       496    (1,112)
    Decrease (increase) in other assets       181       936      (808)
    Increase in accounts payable            2,689       510       733
    (Decrease) increase in accrued
        compensation and related liabilities  (84)     (977)      229
    Decrease in deferred income                (9)      (72)      (25)
    (Decrease) increase
        in other accrued expenses             (947)       73       345
    (Decrease) increase
        in income taxes payable                  6      (137)      160
                                           --------  --------  --------
NET CASH PROVIDED BY OPERATING ACTIVITIES    1,197     2,944       343
                                           --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for
        property, plant and equipment       (3,023)   (3,829)   (1,392)
   Increase in restricted cash                (952)       (1)       (1)
   Proceeds from sale of
        property, plant and equipment            1       -           1
   Sale of subsidiary                          -         -         100
   Cash of subsidiary sold                     -         -        (262)
   Purchase of subsidiary                      -         (53)      (86)
   Purchase of certificates of deposit         -        (306)      (17)
   Maturities of certificates of deposit       417       594         5
                                           --------  --------  --------
NET CASH USED IN INVESTING ACTIVITIES       (3,557)   (3,595)   (1,652)
`
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                  4,187     4,907     8,246
   Repayments of notes payable              (2,628)   (5,616)   (7,145)
   Issuance of common stock                    151        75        77
   Repurchase of common stock                  -         (32)     (189)
   Minority interest dividends                 (30)      (40)      (48)
                                           --------  --------  --------
NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                    1,680      (706)      941
                                           --------  --------  --------
NET DECREASE IN CASH AND CASH EQUIVALENTS     (680)   (1,357)     (368)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR 2,023     3,380     3,748
                                           --------  --------  --------
CASH AND CASH EQUIVALENTS, END OF YEAR     $ 1,343   $ 2,023   $ 3,380
                                           ========  ========  ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (SEE NOTE 14)

      See Notes To Consolidated Financial Statements.


                     WILLIAMS INDUSTRIES, INCORPORATED

                           NOTES TO CONSOLIDATED
                            FINANCIAL STATEMENTS
                                YEARS ENDED
                       JULY 31, 2004, 2003 AND 2002

SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

     Business - Williams Industries, Incorporated operates in the commercial, industrial, institutional, governmental and infrastructure construction markets, primarily in the Mid-Atlantic region of the United States.

    The Company has two main lines of business, manufacturing and construction. Construction includes the erection and installation of steel, precast concrete and miscellaneous metals as well as rigging and crane rental. In manufacturing, the Company fabricates welded steel plate girders, rolled steel beams, steel decking, and light structural and other metal products. Prior to October 1, 2001, the Company was also in the business of selling insurance, safety and related services through Construction Insurance Agency, Inc. (Note 3).

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

     Depreciation and Amortization - Property and equipment are recorded at cost and are depreciated over the estimated useful lives of the assets using the straight-line method of depreciation for financial statement purposes, with estimated lives of 25 to 30 years for buildings and 3 to 15 years for equipment, vehicles, tools, furniture and fixtures. Leasehold improvements are amortized over the lesser of 10 years or the remaining term of the lease.

     Ordinary maintenance and repair costs are charged to expense as incurred while major, life-extending renewals and improvements are capitalized. Upon the sale or retirement of property and equipment, the cost and accumulated depreciation are removed from the respective accounts and any gain or loss is recognized.

     Impairment of Long-Lived Assets - In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company evaluates the potential impairment of long-lived assets based on projections of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying value amount of an asset may not be fully recoverable. Management believes no material impairment of its assets exists at July 31, 2004.

     (Loss) Earnings Per Common Share - "(Loss) Earnings Per Common Share-Basic" is based on the weighted average number of shares outstanding during the year. "(Loss) Earnings Per Common Share-Diluted" is based on the shares outstanding and the weighted average of common stock equivalents outstanding, which consisted of stock options during the year ended July 31, 2002. For the year ended July 31, 2003, loss per common share - diluted does not include common stock equivalents since the effect would be anti-dilutive. For the year ended July 31, 2004, there were no stock equivalents issued, and the effect, if included, would be anti-dilutive.

     Revenue Recognition - Revenues and earnings from contracts are recognized for financial statement purposes using the percentage-of-completion method; therefore, revenue includes that percentage of the total contract price that the cost of the work completed to date bears to the estimated final cost of the contract. Estimated contract earnings are reviewed and revised periodically as the work progresses, and the cumulative effect of any change in estimate is recognized in the period in which the estimate changes. Retentions on contract billings are minimal and are generally collected within one year. When a loss is anticipated on a contract, the entire amount of the loss is provided for in the current period. Contract claims are recorded as revenue at the lower of excess costs incurred or the net realizable amount after deduction of estimated costs of collection.

     Revenues and earnings on non-contract activities are recognized when services are provided or goods delivered.

     Overhead - Overhead includes the variable, non-direct costs such as shop salaries, consumable supplies, and certain unallocated vehicle and equipment costs incurred to support the revenue generating activities of the Company.

     Advertising - The Company's policy is to expense advertising costs as they are incurred. Generally, advertising costs are insignificant to the Company's operations.

     Inventories - Materials inventory consists of structural steel, steel plates, and galvanized steel coils. Costs of materials inventory is accounted for using either the specific identification method or average cost. The cost of supplies inventory is accounted for using the first-in, first-out, (FIFO) method. No material amount of inventory is tied up in long-term contracts.

     Accounts Receivable - The majority of the Company's work is performed on a contract basis. Generally, the terms of the contracts require monthly billings for work completed, on which the Company performs. The Company may also perform extra work above the contract terms. The Company will invoice for this work as the work is completed. In the manufacturing segment, in many instances, the segments companies will invoice for work as soon as it is completed, especially where the work is being completed for state governments that allow such accelerated billings.

     Allowance for Doubtful Accounts - Allowances for uncollectible accounts and notes receivable are provided on the basis of specific identification.

     Income Taxes - Williams Industries, Inc. and its subsidiaries file
consolidated federal income tax returns.   The provision for income taxes has
been computed under the requirements of Statement of Financial Accounting
Standards (SFAS) No. 109, "Accounting for Income Taxes".   Under SFAS No. 109,
deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company includes a valuation allowance as part of this calculation against any gross deferred tax assets when it is more likely than not that the asset or a portion of the asset cannot be realized in the future.

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

     Restricted Cash - The Company's restricted cash is invested in short-term, highly liquid investments. Under the term of the Company's Industrial Revenue Bond (IRB), the Company is required to make monthly payments into an escrow account, from which the annual payment on the IRB is automatically made. The Company is also required to maintain letters of credit backed by certificates of deposit to support the Company's workers' compensation programs. These certificates of deposit total approximately $950,000 at July 31, 2004. The carrying amount approximates fair value because of the short-term maturity of these investments.

     Certificates of Deposit - The Company's certificates of deposit have original maturities greater than 90 days, but not exceeding one year.

     Stock-Based Compensation - At July 31, 2004, the Company had two stock-based compensation plans, which are described more fully in Note 10. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net (loss) earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net (loss) earnings and (loss) earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(in thousands except (loss) earnings per share)     2004     2003     2002
                                                   ------   ------   ------
Net (Loss) Earnings, as reported                   $(780)   $(936)   $1,613
Deduct: Total stock-based employee compensation
   under fair value based method for all awards,
   net of related tax effects                         -       (34)      (88)
                                                   ------   ------   ------
Pro forma Net (Loss) Earnings                      $(780)   $(970)   $1,525
                                                   ======   ======   ======
(Loss) Earnings per share:
   Basic - as reported                            $(0.22)  $(0.26)   $0.45
                                                   ======   ======   ======
   Basic - pro forma                              $(0.22)  $(0.27)   $0.43
                                                   ======   ======   ======
   Diluted - as reported                          $(0.22)  $(0.26)   $0.45
                                                   ======   ======   ======
   Diluted - pro forma                            $(0.22)  $(0.26)   $0.43
                                                   ======   ======   ======

     Reclassifications - Certain reclassifications of prior years' amounts have been made to conform to the current years' presentation. These reclassifications had no effect on the prior years' reported net income.

RECENT ACCOUNTING PRONOUNCEMENTS:

     During the year ended July 31, 2002, the Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." During the year ended July 31, 2003, the Accounting Standards Board issued SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure." During the year ended July 31, 2004, the Accounting Standards Board issued Statement No. 132 (revised 2003), "Employers' Disclosure about Pensions and Other Postretirement Benefits," Interpretation No. 46 (revised
2003), "Consolidation of Variable Interest Entities," and Staff Position No.106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003."
`
     SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a restructuring)." Under Issue No. 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair market value only when the liability is incurred and not when management adopted the plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted this new Standard during the year ended July 31, 2003. The Board of Directors has not adopted any formal plans associated with the exit or disposal of an activity, although the Bessemer, Alabama plant of the manufacturing segment has been scheduled for shut down. Certain severance and vacation costs of approximately $110,000 were accrued in the Consolidated Statements of Operations for the year ended July 31, 2004 since the scheduled shut-down was communicated to affected employees prior to July 31, 2004.

     SFAS No.148 amends SFAS No. 123, Accounting for Stock - Based Compensation and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic method. In addition, this statement amends the disclosure requirements of Statement No. 124 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The Company utilizes the intrinsic method and has adopted the disclosure requirements of this standard. The Company has not adopted the fair value method for the year ended July 31, 2004.

     In December 2003, the FASB issued Statement No. 132 (revised 2003), "Employers' Disclosure about Pensions and Other Postretirement Benefits." The standard requires that companies provide more details on an annual basis about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. This standard requires companies to report the various elements of pension and other postretirement costs on a quarterly basis. The Company believes this standard will have no impact on the Company.

     In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (revised 2003), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces Interpretation 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The Company does not expect Interpretation No. 46 or FIN 46R to have any impact on the consolidated financial statements.

     In May 2004, the FASB issued Staff Position No.106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", which superseded FASB Staff Position No. 106-1, "Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The implementation of this guidance is not expected to have any impact on the Company's consolidated financial statements.


1.     (LOSS) EARNINGS PER COMMON SHARE

     The Company calculates (loss) earnings per share in accordance with SFAS No. 128, "Earnings Per Share". (Loss) earnings per share were as follows:


Year-ended July 31,                              2004       2003       2002
                                               --------   --------   --------
  (Loss) Earnings Per Share - Basic             ($0.22)    ($0.26)     $0.45
  (Loss) Earnings Per Share - Diluted           ($0.22)    ($0.26)     $0.45

 The following is a reconciliation of the amounts used in calculating the basic and diluted (loss) earnings per share (in thousands):

Year-ended July 31,                              2004       2003       2002
                                               --------   --------   --------
(Loss) earnings - (numerator)
  Net (loss) earnings - basic                    $(780)     $(936)    $1,613
                                               ========   ========   ========
Shares - (denominator)
  Weighted average shares
    outstanding - basic                          3,612      3,577      3,578
  Effect of dilutive securities: Options           -          -           10
                                               --------   --------   --------
                                                $3,612     $3,577     $3,588
                                               ========   ========   ========

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

     There was one contract claim receivable for $650,000 at July 31, 2004. The claim represents the amount to be paid the Company by its customer upon final settlement of all change orders and claims by the customer with the owner of the project. The Company believes the claim will be collected during the fiscal year ending July 31, 2005. For the $490,000 contract claim receivable at July 31, 2003, the Company collected approximately $400,000. The Company chose to accept a lesser payment rather than wait an indeterminate amount of time for full payment of the original claim. The remaining balance was written off, reducing revenues.


3.     RELATED-PARTY TRANSACTIONS

     Mr. Frank E. Williams, Jr., who owns or controls approximately 40% of the Company's stock at July 31, 2004, and is a director of the Company, also owns controlling interests in the outstanding stock of Williams Enterprises of Georgia, Inc., and Structural Concrete Products, LLC. Additionally, Mr. Williams, Jr. owns a substantial interest in Bosworth Steel Erectors, Inc. (formerly Williams and Beasley Company). Revenue earned and costs incurred with these entities during the three years ended July 31, 2004, 2003 and 2002 are reflected below. In addition, amounts receivable and payable to these entities at July 31, 2004 and 2003 are reflected below.

(in thousands)                                   2004       2003       2002
                                               --------   --------   --------
Revenues                                          $400     $2,442     $2,681

Billings to entities                              $380     $1,293     $2,931

Costs and expenses incurred from                  $675     $1,478     $2,007

                                                Balance July 31,
                                                 2004       2003
                                               --------   --------
Accounts receivable                               $650     $1,680

Costs and estimated earnings in excess of
  billings on uncompleted contracts               $ -      $   -

Accounts Payable                                   $77       $303

Billings in excess of costs and estimated
  earnings on uncompleted contracts               $ -        $  3

     In July 2003, the Company purchased a 30 ton overhead crane from Mr. Williams, Jr. for approximately $28,000. The purchase was reviewed and approved by the independent directors of the Company's Board of Directors, prior to finalizing the payment.

     In July 2004, the Company borrowed $100,000 from Mr. Williams, Jr. to cover short-term cash requirements. The note is payable on demand with interest at the prime rate.

     Subsequent to the year ended July 31, 2004, the Company borrowed an additional $200,000 from Mr. Williams, Jr., payable on demand with interest at the prime rate.

     The Company is obligated to the estate of F. Everett Williams, a former director of the Company, for a Demand Note Payable of approximately $88,000. The note, at 10% simple interest, is not secured. The Company recognized interest expense for the three years ended July 31, 2004, 2003 and 2002 as follows:

(in thousands)                                   2004       2003       2002
                                               --------   --------   --------
Interest Expense                                   $9         $9         $9

                                                Balance July 31,
                                                 2004       2003
                                               --------   --------
Note Payable                                      $88        $88

Accrued interest payable                          $73        $64

     The Company is obligated to the Williams Family Limited Partnership under a lease agreement for real property with an option to purchase. The partnership is controlled by individuals who own, directly or indirectly, approximately 44% of the Company's stock. The lease, which has an original term of five years and an extension option for five years, commenced February 15, 2000. The lease contains an option to purchase up to ten acres at the "original pro-rata cost" of $567,500. The Company pays annual lease payments of approximately $56,000 plus real estate taxes of $11,000 per year. The Company recognized lease expense for the three years ended July 31, 2004, 2003 and 2002 as follows:

(in thousands)                                   2004       2003       2002
                                               --------   --------   --------
Lease Expense                                     $78        $56        $56

                                                Balance July 31,
                                                 2004       2003
                                               --------   --------
Note Payable                                      100         -

Accounts payable                                 $116        $37

     Subsequent to the year ended July 31, 2004, the Company borrowed $100,000 from the Williams Family Limited Partnership, payable on demand with interest at prime.

     On October 1, 2001, the Company sold its entire 64% interest in Construction Insurance Agency, Inc. (CIA) to George R. Pocock, an officer of the Company, for $300,000 and realized a gain of $82,646, which is included in Other Income in the Consolidated Statements of Earnings for the year ended July 31, 2002. The Company received $100,000 in cash and a $200,000 note bearing interest at 7.5%, which is due October 1, 2005 and is secured by the CIA stock. The note is to be paid in 47 equal installments of $2,374 including interest and principal, and a single payment of $138,812. At July 31, 2004 and 2003, the balance due on the note was $158,946 and $174,860, respectively. In addition, the sale agreement included a provision for the purchaser to continue providing risk management services to the Company for a period of four years. Mr. Pocock maintains the right to terminate this provision at any time with 90 days notice. For the years ended July 31, 2004 and 2003, respectively, the Company paid $63,000 and $64,000 to Mr. Pocock for risk management services. In the year ending July 31, 2005, the Company has agreed to pay $61,000 for such risk management services.

     Costs incurred with CIA, for insurance premiums and brokerage fees, for the years ended July 31, 2004, 2003 and 2002 are reflected below. In addition, amounts payable at July 31, 2004 and 2003 are also reflected below.

(in thousands)                                   2004       2003       2002
                                               --------   --------   --------
Costs incurred from                              $206       $231       $273

                                                Balance July 31,
                                                 2004       2003
                                               --------   --------
Accounts Payable                                 $109        $44

     Directors Frank E. Williams, Jr. and Stephen N. Ashman are shareholders and directors of a commercial bank from which the Company obtained a $240,000 note payable on December 23, 2002. The note is payable in sixty equal monthly payments of principal of $4,000 plus interest at 5.75% or the current Prime rate, whichever is greater. The note, which replaced an existing note payable that had a higher interest rate and payment, was negotiated at arms length under normal commercial terms. Interest expensed for the years ended July 31, 2004 and 2003 is reflected below. The balance outstanding at July 31, 2004 and 2003, which is reflected below, is included in Note 6, Unsecured: Installment obligations.

(in thousands)                                   2004       2003       2002
                                               --------   --------   --------
Interest Expense                                  $12        $ 9        $ -

                                                Balance July 31,
                                                 2004       2003
                                               --------   --------
Note Payable                                     $164       $212

      During the year ended July 31, 2002, the Company entered into an agreement with Alabama Structural Products (ASP), Inc., a subsidiary of a company controlled by Frank E. Williams, Jr., a Director of the Company, to lease a 21,000 square foot building in Gadsden, Alabama for the expansion of S.I.P. The lease payment is $2,500 per month. Additionally, the Company has a labor reimbursement agreement with ASP to provide labor to operate the Gadsden plant. Subsequent to the year ending July 31, 2004, the labor agreement was terminated.


Directors

     At July 31, 2004, the Company owed the non-employee members of the Board of Directors $35,000 for director and consulting fees.



4.     CONTRACTS IN PROCESS

     Comparative information with respect to contracts in process consisted of the following at July 31 (in thousands):
                                                 2004       2003
                                               --------   --------
Costs incurred on uncompleted contracts        $31,315    $26,877
Estimated earnings                              10,761     10,583
                                               --------   --------
                                                42,076     37,460
Less: Billings to date                         (44,548)   (38,908)
                                               --------   --------
                                               $(2,472)   $(1,448)
                                               ========   ========
Included in the accompanying balance sheet under the following captions:

Costs and estimated earnings in excess
    of billings on uncompleted contracts        $1,161     $3,139
Billings in excess of costs and estimated
    earnings on uncompleted contracts           (3,633)    (4,587)
                                               --------   --------
                                               $(2,472)   $(1,448)


     Billings are based on specific contract terms that are negotiated on an individual contract basis and may provide for billings on a unit price, percentage-of-completion or milestone basis.


5.     PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at July 31 (in thousands):
                                    2004                     2003
                            ----------------------   ----------------------
                                      Accumulated              Accumulated
                              Cost    Depreciation     Cost    Depreciation
                            --------  ------------   --------  ------------
Land and buildings          $ 6,163      $ 2,871     $ 6,102     $ 2,694
Automotive equipment          1,811        1,517       1,793       1,480
Cranes and heavy equipment   13,270        6,523      10,810       5,573
Tools and equipment           1,217        1,040       1,332         979
Office furniture and fixtures   254          178         238         127
Leased property
     under capital leases       600          580         600         520
Leasehold improvements        1,286          777       1,367         787
                            --------  ------------   --------  ------------
                            $24,601     $ 13,486     $22,242     $12,160
                            ========  ============   ========  ============


6.  NOTES AND LOANS PAYABLE

     Notes and loans payable consisted of the following at July 31 (in thousands):
                                                              2004     2003
Collateralized:                                              ------   ------
Loan payable to United Bank; collateralized by real estate,
 inventory and equipment; monthly payments of principal
 plus interest at 8.7% fixed; due April 1, 2014              $1,913   $2,033

Loan payable to United Bank; collateralized by real estate,
 inventory and equipment; monthly payments of principal
 plus interest at 8.7% fixed; due April 1,2009                  351      413

Total Lines of Credit; collateralized by real estate,
 inventory and equipment; borrowings up to $2,500
 available at July 31, 2004 and 2003 with monthly payments
 of interest only at prime plus .5%, due in 2005              2,498    1,982

Obligations under capital leases; collateralized by leased
 property; interest from 8.34% to 18.81% for 2004 (one
 $8,000 capital lease at 18.81%); and  8.34% to 18.81% for
 2003, payable in varying monthly installments through 2005     123      224

Installment obligations collateralized by machinery and
 equipment or real estate; interest ranging to 9.74% for
 2004 and to 11.3% for 2003; payable in varying monthly
 installments of principal and interest through 2009          4,327    3,160

Industrial Revenue Bond; collateralized by a letter of
 credit which in turn is collateralized by real estate;
 principal payable in 2005 due to covenant failure; variable interest based on third party calculations, 1.52% at
 July 31, 2004 and 1.31% at July 31, 2003                       810      885

Unsecured:
Related party notes; interest from 4.25% to 10.0% for 2004
 and at 10% for 2003                                            288       88

Installment obligations with varying interest rates to 12%
 for 2004 and 5.85% for 2003; due in varying monthly
 installments of principal and interest through 2008            309      275
                                                              ------   ------
Total Notes Payable                                           10,619    9,060
Notes Payable - Long Term                                     (5,229)  (7,570)
                                                              ------   ------
Current Portion                                               $5,390   $1,490
                                                              ======   ======

Included in Current Portion of Notes Payable for July 31, 2004 is $3.3 million related to obligations that would otherwise be included in Note Payable - Long Term. This includes the United Bank Line of Credit of $2.5 million, which is due on May 5, 2005, and Wachovia Bank Notes payable of $800,000, which are due on March 31, 2005. Should the Company not meet the conditions in the Wachovia Bank waiver agreement, Wachovia Bank could demand the repayment of amounts due at any time.

     Due to the short-term nature of the Company's debt with United Bank on its line of credit and Wachovia Bank on its notes, the Company may consider refinancing some portion of its debt to avail itself of more credit and to extend the life of its loans to improve its debt ratios.

Contractual maturities of the above obligations at July 31, 2004 are as follows:

Year Ending July 31:      Amount
---------------------    --------
         2005             $5,390
         2006              1,265
         2007              1,024
         2008                877
         2009                953
    2010 and after         1,110
                         --------
Total                    $10,619
                         =======
    As of July 31, 2004 and 2003, the carrying amounts reported above for long-term notes and loans payable approximate fair value based upon interest rates for debt currently available with similar terms and remaining maturities.

7.     INCOME TAXES

      As a result of tax losses incurred in current and prior years, the Company at July 31, 2004 has tax loss carryforwards amounting to approximately $11.8 million. These loss carryforwards will expire from 2009 through 2023. Under SFAS No. 109, the Company is required to recognize the value of these tax loss carryforwards if it is more likely than not that they will be realized. Due to current year losses, for federal income tax purposes, the Company did not utilize any of these tax losses for the year ended July 31, 2004. The Company utilized approximately $2.8 million of the benefit available from its tax loss carryforwards during the year ended July 31, 2002. The remaining tax loss carryforwards will expire as follows:

     July 31, 2009          $  1.3 million
     July 31, 2010             1.8 million
     July 31, 2011             0.1 million
     July 31, 2022             0.8 million
     July 31, 2023             7.8 million
                            -------
     Total                  $ 11.8 million
                            =======
The Company has, at July 31, 2004 and 2003, certain other deferred tax assets and liabilities. Because it is not more likely than not that a portion of these deferred assets will be realized, the Company has provided a valuation allowance against the gross assets.

     The components of the income tax provision (benefit) are as follows for the years ended July 31:
                                                 2004       2003       2002
                                               --------   --------   --------
                                                        (In thousands)
Current provision
  Federal                                          $-        $ -       $  -
  State                                             6         20        141
                                               --------   --------   --------
Total current provision                             6         20        141
                                               --------   --------   --------
Deferred (benefit) provision
  Federal                                        (369)      (302)       654
  State                                           (98)       (77)       167
                                               --------   --------   --------
Total deferred (benefit) provision               (467)      (379)       821
                                               --------   --------   --------
Total income tax (benefit) provision            $(461)      $(359)      $962
                                               --------   --------   --------
The differences between the tax (benefit) provision calculated at the statutory federal income tax rate, and the actual tax (benefit) provision for each year ended July 31 are as follows (in thousands):
                                                 2004       2003       2002
                                               --------   --------   --------
Net (Loss) Income Before Income Taxes
   and Minority Interests                      $(1,218)   $(1,280)    $2,603
                                               ========   ========   ========
(Benefit) Provision at statutory rate            $(417)     $(435)      $885
State income taxes, net of federal
  (benefit) provision                              (65)       (68)       137
Permanent differences                               57         55         47
Change in valuation allowance, rate
  variances and under/(over) accrual of
  prior years taxes                                (36)        89       (107)
                                               --------   --------   --------
                                                 $(461)     $(359)      $962
                                               ========   ========   ========

     The primary components of temporary differences, which give rise to the Company's net deferred tax asset, are shown in the following table.

 As of July 31,                                  2004       2003
                                               --------   --------
                                                  (In thousands)
Deferred tax assets:
  Investment in subsidiary                     $   -       $1,296
  Accounts receivable allowance                    472        603
  Accrued Insurance                                404        582
  Net operating loss carry forwards              4,699      1,682
  Valuation allowance                           (1,302)      (569)
                                               --------   --------
Total deferred tax asset                         4,273      3,594
                                               --------   --------
Deferred tax liability
  Depreciation                                  (1,085)      (772)
  Inventory                                        (99)      (198)
                                               --------   --------
Total deferred tax liability                    (1,184)      (970)
                                               --------   --------
Net Deferred Tax Asset                          $3,089     $2,624
                                               ========   ========

     In evaluating the Company's ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income. In determining future taxable income, the Company is responsible for assumptions utilized including the amount of state and federal pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company is using to manage the underlying businesses.


8.  INVESTMENTS IN S.I.P., INC. OF DELAWARE

     During the year ended July 31, 2002, the Company purchased 20 shares or approximately 2% of the outstanding stock of S.I.P. for $44,000, bringing the total investment to approximately $2,389,000 through July 31, 2002, which gave the Company 100% ownership of S.I.P.'s operations.

     The stock purchase agreements provide for additional payments to be made annually based upon the net earnings of S.I.P through July 31, 2006. Because S.I.P. was not profitable for the year ended July 31, 2004, there was no payment to make. During the years ended July 31, 2003 and 2002, the Company made payments to the previous owners, including the current president of S.I.P., of $26,000 and $71,000, respectively.

      The purchase has been accounted for and any additional payments will be accounted for under the purchase method of accounting. S.I.P's financial information has been consolidated in the accompanying Consolidated Balance Sheet as of July 31, 2004 and 2003, and the related Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for all periods subsequent to August 1, 2001, the date the Company acquired its controlling interest.



9.  DISPOSITION OF ASSETS

     During the year ended July 31, 2002, the Company sold its entire 64% interest in Construction Insurance Agency, Inc. to George R. Pocock, an officer of the Company. The sales price was $300,000 and the Company recorded a gain of $83,000, which is included in "Other Income" on the Consolidated Statement of Operations.


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

     The Company may issue options to non-employee directors on an annual basis. The options and the shares, issued upon exercise of these director options, are issued pursuant to Rule 144 of the 1933 Securities Act.

     The options that have been approved and issued by the Company's Board of Directors for the last five years are as follows:
                               2000    2001    2002    2003    2004    Total
                              ------  ------  ------  ------  ------  ------
Board of Directors/
 Section 144 Issue            12,500  12,500  12,500  15,000     -    52,500

Officers/Key Employees
 1996 Plan                    18,500  19,000  22,500  20,000     -    80,000
                              ------  ------  ------  ------  ------  ------
                              31,000  31,500  35,000  35,000     -   132,500
                              ======  ======  ======  ======  ====== =======

      Stock options expire five years from the date of the grant and have exercise prices ranging from the quoted market value to 110% of the quoted market value on the date of the grant. The Company accounts for its options under the intrinsic value method of APB No. 25.

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Year ended July 31,            2003      2002

Dividend yield                 0.00%     0.00%
Volatility rate               60.31%    57.56%
Discount rate                  2.74%     2.89%
Expected term (years)            5         5

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models may not be a reliable single measure of the fair value of its stock options.

 Stock option activity and price information follows:
                                               Weighted
                                                Average       Exercise
                                  Number        Exercise     Price Range
                                 of Shares      Price         Per Share
                                -----------   -----------  --------------
  Balance at August 1, 2001       134,000        $3.46     $2.75 to $4.68
   Granted                         35,000        $4.97
   Exercised                         -
   Forfeited                         -
                                -----------
 Balance at July 31, 2002         169,000        $3.77     $2.75 to $5.61
   Granted                         35,000        $3.61
   Exercised                       (7,000)       $2.79
   Forfeited                      (27,000)       $4.25
                                -----------
  Balance at July 31, 2003        170,000        $3.58     $2.75 to $5.61
   Granted                           -
   Exercised                      (31,500)       $3.07
   Forfeited                      (20,500)       $3.88
                                -----------
  Balance at July 31, 2004        118,000        $3.79     $2.78 to $5.61
                                ===========

The following table summarizes information about stock options outstanding at July 31, 2004. All options outstanding are exercisable.

                                              Ranges               Total
------------------------------- -------------------------------- ---------
     Range of exercise prices   $2.78 to   $3.75 to   $4.70 to   $2.78 to
                                  $3.70      $4.65      $5.61      $5.61
------------------------------- -------------------------------- ---------
Options outstanding               80,000    15,500     22,500     118,000
Weighted average remaining
  contractual life (years)          1.95      2.88       2.92        2.26
Weighted average
  exercise price                   $3.25     $4.29      $5.26       $3.79


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

    Information about the Company's operations in its different segments for the years ended July 31, is as follows (in thousands):
                                                 2004       2003       2002
                                               --------   --------   --------
Revenue:
  Construction                                 $23,824    $20,049    $23,932
  Manufacturing                                 33,079     34,751     34,410
  Other revenue                                    224        264        281
                                               --------   --------   --------
                                                57,127     55,064     58,623
Inter-company revenue:
  Construction                                  (3,048)    (2,081)    (1,687)
  Manufacturing                                   (195)      (312)      (432)
                                               --------   --------   --------
Total revenue                                  $53,884    $52,671    $56,504
                                               ========   ========   ========
Operating (loss) earnings:
  Construction                                   $  (6)   $(1,132)     $  44
  Manufacturing                                   (484)       309      3,147
                                               --------   --------   --------
Consolidated operating (loss) earnings            (490)      (823)     3,191
General corporate income, net                      (62)       157        127
Interest Expense                                  (666)      (614)      (715)
Income tax benefit (provision)                     461        359       (962)
Minority interests                                 (23)       (15)       (28)
                                               --------   --------   --------
Corporate (loss) earnings                        $(780)     $(936)    $1,613
                                               ========   ========   ========
Assets:
  Construction                                 $14,667    $11,861    $11,748
  Manufacturing                                 20,414     21,548     22,572
  General corporate                              7,053      7,101      7,936
                                               --------   --------   --------
Total assets                                   $42,134    $40,510    $42,256
                                               ========   ========   ========
Accounts receivable
  Construction                                  $9,713     $8,714     $8,175
  Manufacturing                                  7,717      7,578      9,402
  General corporate                                 28         94        154
                                               --------   --------   --------
Total accounts receivable                      $17,458    $16,386    $17,731
                                               ========   ========   ========
Capital expenditures:
  Construction                                  $2,447     $1,190       $307
  Manufacturing                                    530      2,599        689
  General corporate                                 46         40        396
                                               --------   --------   --------
Total capital expenditures                      $3,023     $3,829     $1,392
                                               ========   ========   ========
Depreciation and Amortization:
  Construction                                    $821       $731       $734
  Manufacturing                                    957        775        620
  General corporate                                210        265        199
                                               --------   --------   --------
Total depreciation and amortization             $1,988     $1,771     $1,553
                                               ========   ========   ========

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

     The majority of revenues have historically been derived from projects on which the Company is a subcontractor of a material supplier, other contractor or subcontractor. Where the Company acts as a subcontractor, it is invited to bid by the firm seeking construction services or materials; therefore, continuing favorable business relations with those firms that frequently bid on and obtain contracts requiring such services or materials are important to the Company. Over a period of years, the Company has established such relationships with a number of companies. During the year ended July 31, 2004, there was one customer that accounted for 16% of consolidated revenues. During each of the years ended July 31, 2003 and 2002, there was no single customer that accounted for more than 10% of consolidated revenues.

     The accounts receivable from the construction segment at July 31, 2004, 2003, and 2002 were due from 216, 227 and 215 unrelated customers, of which 9, 9 and 6 customers accounted for $6,178,000, $5,564,000 and $4,434,000, respectively. The amounts due from these customers are expected to be collected in the normal course of business.

     The accounts receivable from the manufacturing segment at July 31, 2004, 2003, and 2002 were due from 108, 133 and 105 unrelated customers, of which 7, 9 and 8 customers accounted for $4,895,000, $4,846,000 and $5,162,000, respectively. The amounts due from these customers are expected to be collected in the normal course of business.

     The Company does not normally require its customers to provide collateral for outstanding receivable balances.

     The Company's bridge girder subsidiary is dependent upon one supplier of rolled steel plate for its product. The company maintains good relations with the vendor, generally receiving orders on a timely basis at reasonable cost for this market. If the relationship with this vendor were to deteriorate or the vendor were to go out of business, the Company would have trouble meeting production deadlines in its contracts, as the other major supplier of steel plate has limited excess production available to "new" customers.

12.  EMPLOYEE BENEFIT PLANS

     The Company has a defined contribution retirement savings plan covering substantially all employees. The Plan provides for optional Company contributions as a fixed percentage of salaries. The Company contributes 3% of each eligible employee's salary to the plan. During the years ended July 31, 2004, 2003 and 2002, expenses under the plan amounted to approximately $398,000, $414,000 and $381,000, respectively.

     The Company, through its subsidiary Williams Steel Erection Company, Inc., has a retirement plan where contributions are made for prevailing wage work performed under a public contract subject to the Davis-Bacon Act or to any other federal, state or municipal prevailing wage law. During the years ended July 31, 2004, 2003 and 2002, expenses under the plan amounted to approximately $641,000, $291,000 and $315,000, respectively.

13.  COMMITMENTS AND CONTINGENCIES

Industrial Revenue Bond

     In the year ended July 31, 2000, the Company renegotiated its Industrial Revenue Bond with the City of Richmond backed by a Letter of Credit issued by Wachovia Bank, secured by the Company's Richmond manufacturing facility. The Company is current in all of its financial obligations under the IRB. The Company was not in compliance with one covenant contained in the agreement but Wachovia issued a waiver for the period ended July 31, 2004. The waiver added an additional covenant that the Company make a net profit of $23,000 for the quarter ending October 31, 2004, a net profit of $38,000 through the six months ending January 31, 2005, a net profit of $98,000 through the nine months ending April 30, 2005 and a net profit of $186,000 for the year ending July 31, 2005. As of July 31, 2004, the outstanding balance was $810,000, which is shown as a current Note Payable on the Company's Balance sheet for the year ending July 31, 2004. Should the Company not meet the conditions in the Wachovia Bank waiver agreement, Wachovia Bank could accelerate the balance and demand the repayment of amounts due at any time.

Leases

     The Company leases certain property, plant and equipment under operating lease arrangements, including leases with a related party discussed in Note 3,
that expire at various dates though 2010.   Lease expenses approximated
$1,761,000, $2,287,000 and $2,048,000 for the years ended July 31, 2004, 2003, and 2002, respectively. Future minimum lease commitments required under non-cancelable leases are as follows (in thousands):

Year ended July 31:          Amount
-----------------------     --------
   2005                      $1,291
   2006                       1,156
   2007                         893
   2008                         774
   2009                         386
Thereafter                      117
                            --------
Total                        $4,617
                            --------
     During Fiscal 2004, the Company refinanced five cranes, which it had previously leased, at a cost of $1.9 million.

Letters of Credit

     The Company's banks have issued approximately $1.7 million of letters of credit as collateral for the Company's workers' compensation program, secured by certificates of deposit and other Company assets.

Insurance

     The Company obtained worker's compensation insurance from an insurance carrier for a number of years under a "loss sensitive" agreement whereby the Company paid a flat charge for the cost of doing business plus an additional amount based on claims experience. During the year ended July 31, 2003, the Company changed carriers because the previous carrier's proposed renewal terms were unacceptable to Company management. Subsequent to the change of carriers, the Company's previous carrier asserted various charges and attempted to change terms of the calculation of amounts due, which the Company disputed. The Company settled this claim with the carrier on February 12, 2004 with no adverse affect to the operations of the Company.

Other

     The Company is party to various claims arising in the ordinary course of its business. Generally, claims exposure in the construction industry consists of workers' compensation, personal injury, products' liability and property damage. The Company believes that its insurance accruals, coupled with its liability coverage, are adequate coverage for such claims.


14.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year ended July 31,

(In thousands)               2004     2003     2002
                            ------   ------   ------
Income Taxes                  $20     $178      $59

Interest                     $655     $610     $710

     During the year ended July 31, 2002, the Company sold its 64% interest in Construction Insurance Agency, Inc. A summary of the sale is as follows:
Assets sold:
-------------------------
Current assets                    $827
Net property and equipment          43
                                 ------
Total assets                      $870
                                 ======
Liabilities assumed by purchaser:
---------------------------------
Current liabilities               $523
Long-term liabilities               16
                                 ------
Total liabilities                 $539
                                 ------
Net equity                        (329)
Less: Minority share              (112)
                                 ------
Net investment                    (217)
Sales price                        300
                                 ------
Gain on sale                       $83
                                 ------

15.      REDEMPTION OF STOCK

     In January 2001, the Company's Board of Directors authorized the Company to repurchase 175,000 shares of it's own stock. As of July 31, 2004, the Company had repurchased 49,522 shares for $210,000. The company has reissued 19,925 shares of this stock for the redemption of stock options and the issuance of stock under the Company's Employees' Stock Purchase Plan.


16. SUBSEQUENT EVENTS

     The Company and its subsidiary Williams Equipment Corporation were defendants in a suit in Prince William County, Virginia, by SunTrust Leasing Corporation ("STL"). In the suit, STL contended that the Company defaulted on the lease of a crane and that STL was entitled to recover approximately $1.1 million. Subsequent to the year ended July 31, 2004, the Company settled this suit through the purchase of the crane under lease for $960,000, which was financed for 60 months at 6.71%.


17.     Quarterly Financial Data - unaudited

     Selected quarterly financial information for the years ended July 31, 2004 and 2003 is presented below (in thousands except for per share data).

                                 Quarter ended                    Year ended
                --------------------------------------------------
                October 31,  January 31,  April 30,   July 31,    July 31,
                    2003        2004        2004        2004        2004
                  --------    --------    --------    --------    --------
Revenues          $13,618     $12,027     $14,867     $13,372     $53,884

Gross Profit        4,971       3,633       5,160      $2,226     $15,990

Net Earnings (Loss   $227       $(667)       $119       $(459)      $(780)

Earnings (Loss)
  Per Common Share  $0.06      $(0.18)      $0.03      $(0.13)     $(0.22)

                                 Quarter ended                    Year ended
                --------------------------------------------------
                October 31,  January 31,  April 30,   July 31,    July 31,
                    2002        2003        2003        2003        2003
                  --------    --------    --------    --------    --------
Revenues          $14,891     $11,797     $12,249     $13,734     $52,671

Gross Profit       $4,292      $3,396      $3,791      $3,900     $15,379

Net Earnings          $62       $(618)      $(356)       $(24)      $(936)

Earnings (Loss)
  Per Common Share  $0.02      $(0.17)     $(0.10)     $(0.01)     $(0.26)




Schedule II - Valuation and Qualifying Accounts
Years Ended July 31, 2004, 2003 and 2002
(in thousands)

       Column A        Column B         Column C         Column D    Column E
--------------------  -----------  --------------------  ----------  ---------
                                        Additions
                                   Charged     Charged
                      Balance at   to Costs    to Other               Balance
                       Beginning     and      Accounts-  Deductions-  at End
    Description        of Period   Expenses    Describe   Describe   of Period
--------------------  -----------  --------------------  ----------  ---------
July 31, 2004:
  Allowance for
   doubtful accounts     $1,528       -         583 (3)    (70) (1)    $1,204
                                                          (837) (2)

July 31, 2003:
  Allowance for
   doubtful accounts     $1,406       -         575 (3)   (159) (1)    $1,528
                                                          (294) (2)

July 31, 2002:
  Allowance for
   doubtful accounts     $1,075       -       1,063 (3)   (550) (1)    $1,406
                                                          (182) (2)

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


                         WILLIAMS INDUSTRIES, INCORPORATED



October 20, 2004         By: /s/ Frank E. Williams, III
                             ---------------------------
                             Frank E. Williams, III
                             President and Chairman of the Board
                             Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                         WILLIAMS INDUSTRIES, INCORPORATED


October 20, 2004         By: /s/ Frank E. Williams, III
                             ---------------------------
                             Frank E. Williams, III
                             President and Chairman of the Board
                             Chief Financial Officer

October 20, 2004         By: /s/ Christ H. Manos
                             ---------------------------
                             Christ H. Manos
                             Treasurer and Controller