Form 10-Q
period 2004-10-31
WILLIAMS INDUSTRIES INC
filed 2004-12-14
CIK 107294

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                    FORM 10Q

               Quarterly Report Under Section 13 or 15(d) of
                     the Securities Exchange Act of 1934

              For Quarter Ended                 October 31, 2004

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

               YES              NO  X

As of October 31, 2004, the Registrant had outstanding 3,634,687 shares of Common Stock

                     WILLIAMS INDUSTRIES, INCORPORATED
                                 FORM 10-Q
                   FOR THE QUARTER ENDED OCTOBER 31, 2004
                             TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
                                                                PAGE
ITEM 1.  FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets - October 31,
          2004 and July 31, 2004
          (Unaudited)_________________________________            1

     Condensed Consolidated Statements of Operations -
          Three months ended October 31, 2004 and 2003
            (Unaudited)_________________________________          2

Condensed Consolidated Statements of Cash Flows -
          Three months ended October 31, 2004 and 2003
          (Unaudited)_________________________________            3

     Notes to Condensed Consolidated Financial Statements
          (Unaudited)_________________________________            4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS           10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISKS                                      14

ITEM 4.  CONTROLS AND PROCEDURES                                 14

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS_____________________                  16

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS               16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES_______                  16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS______________________                  16

ITEM 5.  OTHER INFORMATION_____________________                  17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K_______                 17

CERTIFICATIONS AND SIGNATURES__________________                  17

                   WILLIAMS INDUSTRIES, INCORPORATED
                CONDENSED CONSOLIDATED BALANCE SHEETS
             (Unaudited - in thousands except share data)

                                   ASSETS
                                 ----------
                                              October 31,     July 31,
                                                 2004           2004
CURRENT ASSETS                                ----------     ----------
Cash and cash equivalents                      $ 1,158        $ 1,343
Restricted cash                                  1,025          1,003
Accounts receivable, net                        16,133         17,458
Inventory                                        8,515          5,133
Costs and estimated earnings in excess of
     billings on uncompleted contracts           2,443          1,161
Prepaid and other assets                         1,832          1,413
                                              ----------     ----------
              Total current assets              31,106         27,511
                                              ----------     ----------
PROPERTY AND EQUIPMENT, AT COST                 26,634         24,601
     Accumulated depreciation                  (13,977)       (13,486)
                                              ----------     ----------
          Property and equipment, net           12,657         11,115
                                              ----------     ----------
OTHER ASSETS
  Deferred income taxes                          3,439          3,089
  Other                                            379            419
                                              ----------     ----------
              Total other assets                 3,818          3,508
                                              ----------     ----------
TOTAL ASSETS                                   $47,581        $42,134
                                              ==========     ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
CURRENT LIABILITIES
Current portion of notes payable               $ 6,383        $ 5,390
Accounts payable                                 8,614          8,099
Billings in excess of costs and estimated
     earnings on uncompleted contracts           7,285          3,633
Deferred income                                     16             19
Other liabilities                                3,025          3,391
                                              ----------     ----------
              Total current liabilities         25,323         20,532

LONG-TERM DEBT
Notes payable, less current portion              6,453          5,229
                                              ----------     ----------
              Total Liabilities                 31,776         25,761
                                              ----------     ----------
MINORITY INTERESTS                                 189            180
                                              ----------     ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock - 3,634,687 and 3,633,655
     shares issued and outstanding                 363            363
Additional paid-in capital                      16,537         16,537
Accumulated deficit                             (1,284)          (707)
                                              ----------     ----------
          Total stockholders' equity            15,616         16,193
                                              ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $47,581        $42,134
                                              ==========     ==========

         See Notes To Condensed Consolidated Financial Statements.

                    WILLIAMS INDUSTRIES, INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Unaudited - in thousands, except share data)

                                                  Three Months Ended
                                                        October 31,
                                                 2004           2003
                                              ----------     ----------
REVENUE
     Construction                              $ 5,089        $ 4,266
     Manufacturing                               7,373          9,298
     Other                                          68             54
                                              ----------     ----------
          Total revenue                         12,530         13,618

DIRECT COSTS
     Construction                                3,588          2,806
     Manufacturing                               5,712          5,841
                                              ----------     ----------
         Total direct costs                      9,300          8,647
                                              ----------     ----------
GROSS PROFIT                                     3,230          4,971
                                              ----------     ----------
EXPENSES
     Overhead                                    1,672          1,975
     General and administrative                  1,754          1,967
     Depreciation                                  535            483
     Interest                                      187            163
                                              ----------     ----------
        Total expenses                           4,148          4,588
                                              ----------     ----------
(LOSS) EARNINGS BEFORE INCOME TAXES
  AND MINORITY INTERESTS                          (918)           383

INCOME TAX (BENEFIT) PROVISION                    (350)           153
                                              ----------     ----------
(LOSS) EARNINGS BEFORE MINORITY INTERESTS         (568)           230

     Minority interests                             (9)            (3)
                                              ----------     ----------
NET (LOSS) EARNINGS                            $  (577)       $   227
                                              ==========     ==========
(LOSS) EARNINGS PER COMMON SHARE- BASIC        $ (0.16)       $  0.06
                                              ==========     ==========
(LOSS) EARNINGS PER COMMON SHARE- DILUTED      $ (0.16)       $  0.06
                                              ==========     ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
      BASIC                                    3,634,687      3,586,893
                                              ----------     ----------
      DILUTED                                  3,634,687      3,586,893
                                              ----------     ----------

            See Notes To Condensed Consolidated Financial Statements

                    WILLIAMS INDUSTRIES, INCORPORATED
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited - in thousands)

                                                  Three Months Ended
                                                      October 31,
                                                 2004           2003
                                              ----------     ----------
NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                         $  (303)       $ 1,502

NET CASH USED IN INVESTING ACTIVITIES           (2,099)        (1,532)

NET CASH PROVIDED BY FINANCING ACTIVITIES        2,217          1,318
                                              ----------     ----------

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                            (185)         1,288
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD   1,343          2,023
                                              ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD       $ 1,158        $ 3,311
                                              ==========     ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Income Taxes                             $     5        $    18
                                              ==========     ==========
      Interest                                 $   181        $   162
                                              ==========     ==========

      See Notes To Condensed Consolidated Financial Statements.

                   WILLIAMS INDUSTRIES, INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           October 31, 2004

1.  INTERIM FINANCIAL STATEMENTS

     This document includes unaudited interim financial statements that should be read in conjunction with the Company's latest audited annual financial statements. However, in the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the Company's financial position as of October 31, 2004 and July 31, 2004, as well as the results of its operations and cash flows for the three months ended October 31, 2004 and 2003, respectively. Operating results for the three months ended October 31, 2004 are not necessarily indicative of the results expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 2004.

     The Company applies Accounting Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees" and related interpretations to account for its stock option plans. The Company grants options for common stock at an option price equal to the fair market value of the stock on the date of grant. Accordingly, the Company does not record stock-based compensation expense for these options. The Company's stock option plans are more fully described in the Company's Annual Report on Form 10-K for fiscal year ended July 31, 2004.

     Since there were no grants during the three months ended October 31, 2004 and 2003,respectively, and all prior grants were fully vested as of July 31, 2004 and 2003, there is no stock based compensation expense effect on net losses, net loss per basic common share and net loss per diluted common share, as if compensation cost for all options had been determined based on the fair market value recognition provision of a Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure."



2.  RELATED-PARTY TRANSACTIONS

     Mr. Frank E. Williams, Jr., who owned or controlled approximately 40% of the Company's stock at October 31, 2004, and is a director of the Company, also owns controlling interests in the outstanding stock of Williams Enterprises of Georgia, Inc., and Structural Concrete Products, LLC. Additionally, Mr. Williams, Jr. owns a substantial interest in Bosworth Steel Erectors, Inc. Revenue earned and costs incurred with these entities during the three months ended October 31, 2004 and 2003 are reflected below. Amounts receivable and payable to these entities at October 31, 2004 and July 31,2004 are also reflected below.

                                             Three Months Ended
                                                October 31,
(in thousands)                                2004        2003
                                            --------    --------
Revenue                                      $ 275       $  54

Billings to entities                         $ 439       $ 257

Costs and expenses incurred                  $ 116       $ 131

                                             Balance     Balance
                                           October 31,   July 31,
                                              2004        2004
                                            --------    --------
Accounts receivable                         $1,055      $  650

Costs and estimated earnings in excess of
 billings on uncompleted contracts          $  -        $  -

Note Payable                                $  100      $  -

Accounts Payable                            $  216      $   77

Billings in excess of costs and estimated
  earnings on uncompleted contracts         $  248      $  -

     At July 31, 2004, the Company was obligated to the estate of F. Everett Williams, a former director of the Company, for a Demand Note Payable of approximately $88,000. The note, at 10% simple interest, is not secured. During the three months ended October 31, 2004, the Company borrowed an additional $200,000 from the estate, payable on demand, with interest at the prime rate. The Company recognized interest expense for the three months ended October 31, 2004 and 2003 as follows:

                                             Three Months Ended
                                                October 31,
(in thousands)                                2004        2003
                                            --------    --------

Interest Expense                              $  3        $  2

                                             Balance     Balance
                                           October 31,   July 31,
                                              2004        2004
                                            --------    --------
Note Payable                                  $288        $ 88

Accrued interest payable                      $ 76        $ 73

     The Company is obligated to the Williams Family Limited Partnership (WFLP) under a lease agreement for real property with an option to purchase. The partnership is controlled by individuals who own, directly or indirectly, approximately 44% of the Company's stock. The lease, which has an original term of five years and an extension option for five years, commenced February 15, 2000. The lease contains an option to purchase up to ten acres at the "original pro-rata cost" of $567,500. The Company currently pays annual lease payments of approximately $43,000. Under the terms of the lease, the monthly lease payments are adjusted quarterly based on the WFLP cost of funds. In reconciling the prior years accruals, the Company reduced its lease expense this quarter by $9,000. Additionally, during the quarter, the Company borrowed an additional $100,000 from the partnership. Lease expense for the three months ended October 31, 2004 and 2003 is reflected below. Additionally, Notes Payable, Accounts Payable, representing lease payments, and Accrued Interest payable are reflected below.

                                              Three Months Ended
                                                October 31,
(in thousands)                                2004        2003
                                            --------    --------
Lease Expense                                  $ 1         $14

                                             Balance     Balance
                                           October 31,   July 31,
                                              2004        2004
                                            --------    --------
Notes Payable                                $ 200       $ 100

Account Payable                              $ 117       $ 116

Accrued Interest Payable                     $   3       $  -

     The Company sold its interest in Construction Insurance Agency (CIA) to George R. Pocock, an officer of the Company in 2001 and recorded a note receivable related to the sale. The note bears interest at 7.5%, is secured by the CIA stock and is due in monthly installments of $2,374, including principal and interest, with a final payment of $138,812 due on October 31, 2005. The balance due on the note at October 31, 2004 and July 31, 2004 was $154,778 and $158,946, respectively. Costs incurred with CIA, for insurance premiums and brokerage fees, for the three months ended October 31, 2004 and 2003 are reflected below. In addition, balances payable at October 31, 2004 and July 31, 2004 are also reflected below.
                                             Three Months Ended
                                                October 31,
(in thousands)                                2004        2003
                                            --------    --------
Costs incurred                               $ 103       $  88

                                             Balance     Balance
                                           October 31,   July 31,
                                              2004        2004
                                            --------    --------
Accounts Payable                             $ 126       $ 109

     Directors Frank E. Williams, Jr. and Stephen N. Ashman are shareholders and directors of a commercial bank from which the Company obtained a $240,000 note payable on December 23, 2002. The note is payable in sixty equal monthly payments of principal of $4,000 plus interest at 5.75% or the current Prime rate, whichever is greater. The note, which replaced an existing current note payable that had a higher interest rate and payment, was negotiated at arms length under normal commercial terms. Interest expense for the three months ended October 31, 2004 and 2003 is reflected below. The balance outstanding at October 31, 2004 and July 31, 2004 is also reflected below.

                                             Three Months Ended
                                                October 31,
(in thousands)                                2004        2003
                                            --------    --------
Interest Expense                              $  3        $  3

                                             Balance     Balance
                                           October 31,   July 31,
                                              2004        2004
                                            --------    --------
Note Payable                                 $ 152       $ 164


Directors

     At October 31, 2004, the company owed the non-employee members of the Board of Directors $44,000 for director and consulting fees.


3.  SEGMENT INFORMATION

     Information about the Company's operations in its operating segments for the three months ended October 31, 2004 and 2003 is as follows (in thousands):

                                             Three Months Ended
                                                October 31,
                                              2004        2003
                                            --------    --------
Revenues:
  Construction                              $ 5,913     $ 4,899
  Manufacturing                               8,096       9,340
  Other                                         233         208
                                            --------    --------
                                             14,242      14,447
                                            --------    --------
Intersegment revenues:
  Construction                                  824         633
  Manufacturing                                 723          42
  Other                                         165         154
                                            --------    --------
                                              1,712         829
                                            --------    --------
Consolidated revenues:
  Construction                                5,089       4,266
  Manufacturing                               7,373       9,298
  Other                                          68          54
                                            --------    --------
Total Consolidated Revenues                 $12,530     $13,618
                                            --------    --------

Earnings (loss) before income taxes
  and minority interest:
  Construction                               $  108      $   51
  Manufacturing                                (594)        741
  Other                                        (432)       (409)
                                            --------    --------
  Total                                      $ (918)     $  383
                                            --------    --------

     The majority of revenues have historically been derived from projects on which the Company is a subcontractor of a material supplier, other contractor or subcontractor. Where the Company acts as a subcontractor, it is invited to bid by the firm seeking construction services or materials; therefore, continuing favorable business relations with those firms that frequently bid on and obtain contracts requiring such services or materials are important to the Company. Over a period of years, the Company has established such relationships with a number of companies. During the three months ended October 31, 2004, one customer, in the manufacturing segment, accounted for 23% of "Total revenue", while two customers accounted for 39% and 17% of "Manufacturing revenue". No customer in the construction segment accounted more than 10% of total revenues.

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


5.  PURCHASE OF ASSETS

     During the three months ended October 31, 2004, the Company purchased Property and Equipment, for use in its operations, for approximately $2.1 million. Approximately $2 million of the Property and Equipment purchases were for two cranes that the Company had previously leased and were financed at prevailing rates. The additional $100,000 was paid out of operating cash.


6.     RECLASSIFICATIONS

     Certain Balance Sheet and Statement of Operations items for the prior period have been reclassified to conform to current period classifications.


7.      SUBSEQUENT EVENT

     Subsequent to October 31, 2004, the Company recognized income of $828,000 on the write-off of debt on which the statute of limitations had run. The debt was a bank loan, which was personally obtained by Frank E. Williams, Jr. for the Company, and for which he was indemnified by the Company. Mr. Williams, Jr. was released from the loan by the bank, leaving the Company directly liable. In the opinion of counsel, the bank is precluded from collection of this debt. The loan has been carried in "Other liabilities" on the Balance Sheet.


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

     The Company's manufacturing segment continues to be impacted by steel price increases, which have increased by as much as 100% over the past twelve months. Although steel product costs have stabilized recently, the Company anticipates that there will be additional increases. The manufacturing companies are attempting to recover the additional cost of steel from customers where possible, where contracts were awarded prior to the rapid price increase. The manufacturing segment's operations were also negatively affected by the costs associated with the shutdown of the Bessemer, Alabama manufacturing plant. The last girders have been fabricated and it is hoped that they will be shipped by December 31, 2004. At that time the plant will be closed. The Company is negotiating the final terms of the buy out of the plant equipment with the owner. Under the terms of the lease, the Company will be required to pay $500,000 for that equipment.

     In mid September, 2004, the Company's S.I.P., Inc of
Delaware (SIP) plant in Wilmington, Delaware became fully operational again, when the main press, which had been vandalized in March 2004, was finally repaired. At the same time the Gadsden, Alabama plant was shut down until adequate materials inventory and additional contracts can be obtained. At current operating levels, management felt that SIP could operate more efficiently from its Wilmington, Delaware plant.


Material Changes in Financial Condition

     For the three months ended October 31, 2004, the following changes occurred:

     The Company's Cash and Cash Equivalents and Restricted Cash decreased $163,000 as the Company used cash for operations.

     Accounts Receivable decreased by approximately $1.3 million as revenues for the quarter declined from the previous quarter and the Company continued to aggressively collect receivables.

     Inventory increased $3.4 million as the Company purchased steel plate and galvanized steel coils to produce its work, mainly on the I95/395/495 Springfield Interchange Project in Virginia and the Virginia approach to the Woodrow Wilson Bridge near Washington, DC. The Company has adequate inventory on hand to meet current needs.

     Prepaid expenses and other assets increased $379,000 as the Company, through cash payments and notes payable, pre-paid its vehicle, equipment, general liability and umbrella insurance policies. These insurance costs will be expensed over the next eleven months.

     Property and Equipment increased approximately $2 million as the Company purchased two previously leased cranes for $2 million, financing the cranes at competitive rates

     Deferred income taxes increased $350,000 due to the Company's tax benefit for the quarter. In evaluating the Company's ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income. In determining future taxable income, the Company is responsible for assumptions utilized including the amount of state and federal pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company is using to manage the underlying businesses.

     At October 31, 2004, the Company had about $4.6 million in variable rate notes payable. Total Notes Payable increased $2.2 million during the three months ended October 31, 2004. The Company borrowed approximately $2.9 million, of which $1.9 million was used to fund equipment purchases, $600,000 was used to fund insurance financing and $400,000 was used to fund short-term operations. The Company repaid $700,000 related to short term borrowing, mainly from funds from operations.

     Accounts Payable increased $515,000 as the Company recorded operational expenses mainly related to the workers' compensation insurance program of approximately $300,000.

     Billings In Excess of Costs and Estimated Earnings on Uncompleted Contracts, and Costs and Estimated Earnings in Excess of Billings, decreased a net amount of $2.4 million as a result of timing of revenue recognition on a mix of contracts in process.

     Other Liabilities decreased by $366,000 mainly related to reduction in accruals for payroll related costs at October 31, 2004.

     Stockholders' Equity decreased $577,000 to $15.616 million related to the Company's net loss for the quarter.

     For the three months ended October 31, 2004, the Company used net cash of $185,000. $303,000 was used in operations, $2.9 million provided from borrowings of long-term debt, while the Company paid back $730,000 against borrowings in financing activities. The Company used $2.1 million for investing activities, which consisted primarily of property and equipment purchases.

     The Company was not in compliance with its earnings covenant with Wachovia Bank related to its Industrial Revenue Bond for its Richmond, Virginia facility. The Company owed approximately $925,000 on its notes payable to Wachovia at October 31, 2004. These notes are reported in the "Current portion of notes payable" at October 31, 2004 due to the current expiration of the related Letter of Credit on March 31, 2005.

     Management believes that operations will generate sufficient cash to fund activities. However, as revenues increase, raw material prices increase or suppliers restructure payment terms, it will be necessary to increase the Company's credit facilities to handle short-term cash requirements. Management, therefore, is focusing on the proper allocation of resources to ensure stable growth.


Material Changes in Results of Operations
-----------------------------------------

Three Months Ended October 31, 2004 Compared to
Three Months Ended October 31, 2003

     For the quarter ended October 31, 2004, the Company reported a decline in revenues, gross profit and earnings when compared to the quarter ended October 31, 2003.

     The Company produced a net loss of $577,000, or $0.16 per share, on total revenue of $12.5 million for the quarter ended October 31, 2004 as compared to net earnings of $227,000, or $0.06 per share, on total revenue of $13.6 million for the quarter ended October 31, 2003.

     Construction segment revenues increased $823,000. While gross profit increased $95,000, the gross profit percentage declined from 34.2% in 2003 to 29.5% in 2004. Earnings before income taxes increased $57,000. The segment's rental equipment company was more profitable as it began trucking bridge girders for the bridge operation.

     In the manufacturing segment, revenues for 2004 declined $1.9 million or 20% when compared to 2003. Gross profit decreased $1.8 million or 52% as jobs worked were affected by price increases in the cost of materials, which began December 2003, as well as the additional cost from Williams Bridge Company's Bessemer, Alabama plant operation, which is being closed. The Company's Wilmington, Delaware plant produced inefficiently until mid September when it's main press, which had been vandalized in March 2004, was finally put back in service. For 2004, the segment lost $594,000 before income taxes and minority interest compared to a $741,000 profit in 2003.

     Overhead decreased $303,000 related to the Company's close down of its Bessemer, Alabama plant. General and Administrative expenses decreased $213,000 as bonus accruals decreased $68,000 and the Company reduced other expenditures. Depreciation increased $52,000 due to purchases of assets in the year ended July 31, 2004 and the new cranes during the quarter ended October 31, 2004. Interest expense increased $24,000 as the prime interest rate has increased over the past twelve months.

BACKLOG

     At October 31, 2004, the Company's backlog was $54.6 million, which is a decrease of approximately $4 million from October 2003 and $5.4 million from July 31, 2004. Due to the continuing delay of Congress in passing new transportation funding, the bridge manufacturing companies have seen fewer jobs on which they could bid. Until the new transportation act is funded, many road jobs will be delayed, impairing the Company's ability to maintain adequate backlog at acceptable levels.

     Approximately $38 million of the backlog will be completed within the next twelve months. Management believes that the level of work is sufficient to allow the Company to have adequate work into Fiscal 2006.

Item 3. Quantitative and Qualitative Disclosures
        About Market Risk

Interest Rate Risk

     The Company's cash equivalents and restricted cash, invested in interest-bearing instruments, are presented at fair value on the Company's balance sheets. The Company's exposure to market risks for changes in interest rates relate primarily to these investments and current and long-term debt.


Item 4. Controls and Procedures

     As of October 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including Chief Executive Officer (CEO) and Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and Controller, concluded that the disclosure controls and procedures were effective as of October 31, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to October 31, 2004.

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

     The Company and its subsidiary Williams Equipment Corporation were defendants in a suit in Prince William County, Virginia, by SunTrust Leasing Corporation ("STL"). In the suit, STL contended that the Company defaulted on the lease of a crane and that STL was entitled to recover approximately $1.1 million. During the quarter ended October 31, 2004, the Company settled the suit through the purchase of the crane under lease for $970,000, which was financed for 60 months at 6.71%.


ITEM 2. Changes in Securities and Use of Proceeds

     None.


ITEM 3. Defaults Upon Senior Securities

     None.


ITEM 4. Submission of Matters to a Vote of Security Holders

     On December 11, 2004, the shareholders of Williams
Industries, Inc. elected the Company's board of directors at the annual meeting of shareholders. Elected were: Stephen N. Ashman,
R. Bentley Offutt, William J. Sim, Frank E. Williams, Jr., Frank
E. Williams, III and John A. Yerrick.

     The results of the December 11, 2004 shareholder's election of directors are as follows:

Nominee                         For             Abstain
----------------------       ---------        ----------
Stephen N. Ashman            3,421,277           70,176
R. Bentley Offutt            3,421,277           70,176
William J. Sim               3,445,082           46,371
Frank E. Williams, Jr.       3,415,435           76,018
Frank E. Williams, III       3,416,135           75,318
John A. Yerrick              3,414,070           77,383


ITEM 5. Other Information

     None.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits
              Exhibit 31.1  Section 302 Certification for
                            Frank E. Williams, III
              Exhibit 31.2  Section 302 Certification for
                            Christ H. Manos
              Exhibit 32.1  Section 906 Certification for
                            Frank E. Williams, III and
                            Christ H. Manos
              Exhibit 99    Press Release Dated December 15, 2004

(b) Reports on Form 8-K

              None


                           Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

December 14, 2004        Williams Industries, Incorporated
                         ---------------------------------
                                 Registrant
                         /s/ Frank E. Williams, III
                         ---------------------------------
                        Frank E. Williams, III
                        Chairman of the Board, President,
                        Chief Executive Officer,
                        Chief Financial Officer