Form 10-Q
period 2005-01-31
WILLIAMS INDUSTRIES INC
filed 2005-03-17
CIK 107294

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                   FORM 10Q

                Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

             For Quarter Ended                 January 31, 2005

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

                          YES              NO  X

January 31, 2005, the Registrant had outstanding 3,649,216
                                                  shares of Common Stock.

                  WILLIAMS INDUSTRIES, INCORPORATED
                               FORM 10-Q
               FOR THE QUARTER ENDED JANUARY 31, 2005
                           TABLE OF CONTENTS
                                                                PAGE
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets - January 31,
          2005 and July 31, 2004
          (Unaudited).....................................        1

     Condensed Consolidated Statements of Operations -
          Three and Six months ended January 31, 2005 and 2004
          (Unaudited)...................................          2

     Condensed Consolidated Statements of Cash Flows -
          Six months ended January 31, 2005 and 2004
          (Unaudited).....................................        3

     Notes to Condensed Consolidated Financial Statements
          (Unaudited).....................................        4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS            11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISKS                                       17

ITEM 4.  CONTROLS AND PROCEDURES                                  17

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS................................        19

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                19

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.....................     19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS......................................   19

ITEM 5.  OTHER INFORMATION.....................................   19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................     19

CERTIFICATIONS AND SIGNATURES..................................   20

                     WILLIAMS INDUSTRIES, INCORPORATED
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                (Unaudited - in thousands except share data)

                                  ASSETS
                              ---------------  January 31,     July 31,
                                                  2005           2004
CURRENT ASSETS                                 -----------    -----------
Cash and cash equivalents                       $    304       $  1,343
Restricted cash                                      481          1,003
Accounts receivable, net                          21,718         17,458
Inventory                                         11,484          5,133
Costs and estimated earnings in excess
     of billings on uncompleted contracts          1,935          1,161
Prepaid and other assets                           2,778          1,413
                                               -----------    -----------
          Total current assets                    38,700         27,511
                                               -----------    -----------
PROPERTY AND EQUIPMENT, AT COST                   26,694         24,601
      Accumulated depreciation                   (14,422)       (13,486)
                                               -----------    -----------
          Property and equipment, net             12,272         11,115
                                               -----------    -----------
OTHER ASSETS
  Deferred income taxes                            2,589          3,089
  Other                                              335            419
          Total other assets                       2,924          3,508
                                               -----------    -----------
TOTAL ASSETS                                    $ 53,896       $ 42,134
                                               ===========    ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ---------------------------------------
CURRENT LIABILITIES
Current portion of notes payable                $  7,291       $  5,390
Accounts payable                                  11,093          8,099
Billings in excess of costs and estimated
     earnings on uncompleted contracts            12,161          3,633
Deferred income                                       14             19
Other liabilities                                  2,782          3,391
                                               -----------    -----------
          Total current liabilities               33,341         20,532
                                               -----------    -----------
LONG-TERM DEBT
Notes payable, less current portion                6,051          5,229
                                               -----------    -----------
          Total Liabilities                       39,392         25,761
                                               -----------    -----------
MINORITY INTERESTS                                   192            180
                                               -----------    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock -3,649,016 and 3,633,655 shares
     issued and outstanding                          365            363
Additional paid-in capital                        16,590         16,537
Accumulated deficit                               (2,643)          (707)
                                               -----------    -----------
     Total stockholders' equity                   14,312         16,193
                                               -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 53,896       $ 42,134
                                               ===========    ===========
         See Notes To Condensed Consolidated Financial Statements.

                      WILLIAMS INDUSTRIES, INCORPORATED
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
($000 omitted)
                                      Three Months Ended     Six Months Ended
                                          January 31,           January 31,
                                       2005      2004       2005      2004
REVENUE                              --------  --------   --------  --------
    Construction                     $ 4,454   $ 5,447    $ 9,543   $ 9,713
    Manufacturing                      8,003     6,525     15,376    15,823
    Other                                 69        55        137       109
                                     --------  --------   --------  --------
         Total revenue                12,526    12,027     25,056    25,645
                                     --------  --------   --------  --------
DIRECT COSTS
    Construction                       3,323     3,975      6,911     7,058
    Manufacturing                      6,396     4,830     12,108    10,806
                                     --------  --------   --------  --------
        Total direct costs             9,719     8,805     19,019    17,864
                                     --------  --------   --------  --------
GROSS PROFIT                           2,807     3,222      6,037     7,781
                                     --------  --------   --------  --------
EXPENSES
    Overhead                           1,583     1,832      3,255     3,458
    General and administrative         1,840     1,724      3,594     3,629
    Depreciation                         518       496      1,053       979
    Interest                             200       171        387       334
                                     --------  --------   --------  --------
        Total expenses                 4,141     4,223      8,289     8,400
                                     --------  --------   --------  --------
LOSS BEFORE INCOME TAXES, MINORITY
   INTERESTS AND EXTRAORDINARY ITEM   (1,334)   (1,001)    (2,252)     (619)

INCOME TAX PROVISION (BENEFIT)           850      (338)       500      (185)
                                     --------  --------   --------  --------
LOSS BEFORE MINORITY INTERESTS
   AND EXTRAORDINARY ITEM             (2,184)     (663)    (2,752)     (434)

    Minority interests                    (3)       (4)       (12)       (7)
                                     --------  --------   --------  --------
LOSS BEFORE EXTRAORDINARY ITEM       $(2,187)  $  (667)   $(2,764)  $  (441)

EXTRAORDINARY ITEM
    Gain on extinguishment of debt       828       -          828       -
                                     --------  --------   --------  --------
NET LOSS                             $(1,359)  $  (667)   $(1,936)  $  (441)
                                     ========  ========   ========  ========
NET LOSS PER COMMON SHARE:

    BASIC:
     Loss before extraordinary item    (0.59)    (0.18)     (0.75)    (0.12)
     Extraordinary item                 0.22      0.00       0.22      0.00
                                     --------  --------   --------  --------
     LOSS PER COMMON SHARE - BASIC   $ (0.37)  $ (0.18)   $ (0.53)   $ (0.12)
                                     ========  ========   ========  ========
    DILUTED:
     Loss before extraordinary item    (0.59)    (0.18)     (0.75)     (0.12)
     Extraordinary item                 0.22      0.00       0.22       0.00
                                     --------  --------   --------  --------
     LOSS PER COMMON SHARE - DILUTED $ (0.37)  $ (0.18)   $ (0.53)   $ (0.12)
                                     ========  ========   ========  ========
WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING:  BASIC AND DILUTED 3,639,554 3,596,932  3,637,125 3,591,912
                                     --------- ---------  --------- ---------

               See Notes To Condensed Consolidated Financial Statements

                    WILLIAMS INDUSTRIES, INCORPORATED
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited - in thousands)

                                                Six Months Ended
                                                   January 31,
                                              2005           2004
                                           ----------     ----------
NET CASH (USED IN)
     PROVIDED BY OPERATING ACTIVITIES      $ (2,129)      $    638

NET CASH USED IN INVESTING ACTIVITIES        (1,688)        (1,957)

NET CASH PROVIDED BY FINANCING ACTIVITIES     2,778          1,390
                                           ----------     ----------
NET (DECREASE) INCREASE
     N CASH AND CASH EQUIVALENTS             (1,039)            71
CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                      1,343          2,023
                                           ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD   $    304       $  2,094
                                           ==========     ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Income Taxes                         $      6       $     20
                                           ==========     ==========
      Interest                             $    371       $    330
                                           ==========     ==========

      See Notes To Condensed Consolidated Financial Statements.

                  WILLIAMS INDUSTRIES, INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          January 31, 2005

1.  INTERIM FINANCIAL STATEMENTS

     This document includes unaudited interim financial statements that should be read in conjunction with the Company's latest audited annual financial statements. However, in the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the Company's financial position as of January 31, 2005 and July 31, 2004, the results of its operations for the three and six months ended January 31, 2005 and 2004, and its cash flows for the six months ended January 31, 2005 and 2004, respectively. Operating results for the three and six months ended January 31, 2005 are not necessarily indicative of the results expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 2004.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations to account for its stock option plans. The Company grants options for common stock at an option price equal to the fair market value of the stock on the date of grant. Accordingly, the Company does not record stock-based compensation expense for these options. The Company's stock option plans are more fully described in the Company's Annual Report on Form 10-K for fiscal year ended July 31, 2004.

On January 20, 2005, the Company issued a total of 30,000 common stock options to its non-employee directors (6,000 shares per director) at a price of $4.10 a share. The Company continues to use the intrinsic method of valuing stock options, and as prescribed by APB No. 25, it does not expense the value of stock options. The following table shows the effect as if compensation cost for all options had been determined based on the fair market value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure."

                                      Three Months Ended     Six Months Ended
                                          January 31,           January 31,
                                     ------------------   ------------------
                                       2005      2004       2005      2004
                                     --------  --------   --------  --------
AS REPORTED
-----------
Net Loss                             $(1,359)  $  (667)   $(1,936)  $  (441)
          (in thousands)

Net Loss Per Common
  Share Basic and Diluted            $ (0.37)  $ (0.18)   $ (0.53)  $ (0.12)

Stock-based compensation                 (43)      -          (43)       -
            (in thousands)

PRO-FORMA
-----------
Net Loss                             $(1,402)  $  (667)   $(1,979)  $  (441)
          (in thousands)

Net Loss Per Common Share
     Basic and Diluted               $ (0.38)  $ (0.18)   $ (0.54)  $ (0.12)


2.  RELATED-PARTY TRANSACTIONS

     Mr. Frank E. Williams, Jr., who owned or controlled approximately 45% of the Company's stock at January 31, 2005, and is a director of the Company, also owns controlling interests in the outstanding stock of Williams Enterprises of Georgia, Inc., and Structural Concrete Products, LLC. Additionally, Mr. Williams, Jr. owns a substantial interest in Bosworth Steel Erectors, Inc. Revenue earned and costs incurred with these entities during the three and six months ended January 31, 2005 and 2004 are reflected below. Amounts receivable and payable to these entities at January 31, 2005 and July 31, 2004 are also reflected below. Mr. Williams has loaned the Company $200,000 on demand notes with interest at the prime rate.

                                      Three Months Ended    Six Months Ended
                                          January 31,           January 31,
                                     ------------------   ------------------
                                       2005      2004       2005      2004
                                     --------  --------   --------  --------
(in thousands)

Revenue                               $ 228     $ 253      $ 503     $ 307

Billings to entities                  $  88     $ (24)     $ 552     $ 233

Costs and expenses incurred           $  91     $ 192      $ 214     $ 424

                                                          Balance   Balance
                                                        January 31, July 31,
                                                            2005      2004
                                                          --------  --------
Accounts receivable                                        $ 714     $ 650

Costs and estimated earnings in excess of
 billings on uncompleted contracts                         $  -      $  -

Notes Payables                                             $ 200     $ 100

Accounts Payable                                           $ 246     $  77

Billings in excess of costs and estimated
  earnings on uncompleted contracts                        $ 115     $  -

Accrued Interest Payable                                   $   5     $  -


     At July 31, 2004, the Company was obligated to the estate of F. Everett Williams, a former director of the Company, for a Demand Note Payable of approximately $88,000. The note, at 10% simple interest, is not secured. During the six months ended January 31, 2005, the Company borrowed an additional $200,000 from the estate, payable on demand, with interest at the prime rate. The Company recognized interest expense for the three and six months ended January 31, 2005 and 2004 as follows:

                                      Three Months Ended    Six Months Ended
                                          January 31,           January 31,
                                     ------------------   ------------------
                                       2005      2004       2005      2004
                                     --------  --------   --------  --------
(in thousands)

Interest Expense                       $  4      $  2       $  7      $  5

                                                          Balance   Balance
                                                        January 31, July 31,
                                                            2005      2004
                                                          --------  --------
Note Payable                                               $ 288     $  88

Accrued interest payable                                   $  80     $  73

     The Company is obligated to the Williams Family Limited Partnership
(WFLP) under a lease agreement for real property with an option to purchase. The partnership is controlled by individuals who own, directly or indirectly, approximately 48% of the Company's stock. The lease, which had an original term of five years and an extension option for five years, commenced February 15, 2000. The original term was extended one year to February 15, 2006. The lease contains an option to purchase up to ten acres at the "original pro-rata cost" of $567,500. The Company currently pays annual lease payments of approximately $43,000. Additionally, during the three months ended January 31, 2005, the Company borrowed an additional $300,000 from the partnership. Lease expense for the three and six months ended January 31, 2005 and 2004 is reflected below. Additionally, at January 31, 2005 and July 31, 2004, Notes Payable, Accounts Payable, representing lease payments, and Accrued Interest payable are reflected below.

                                      Three Months Ended    Six Months Ended
                                          January 31,           January 31,
                                     ------------------   ------------------
                                       2005      2004       2005      2004
                                     --------  --------   --------  --------
(in thousands)

Lease Expense                          $ 11      $ 19       $ 12      $ 44

Interest Expense                       $  3      $  -       $  5      $  -

                                                          Balance   Balance
                                                        January 31, July 31,
                                                            2005      2004
                                                          --------  --------
Notes Payable                                              $ 495     $ 100

Accounts Payable                                           $ 128     $ 116

Accrued Interest Payable                                   $   6     $   -

     The Company sold its interest in Construction Insurance Agency (CIA) to George R. Pocock, a former officer of the Company, in 2001 and recorded a note receivable related to the sale. The note bears interest at 7.5%, is secured by the CIA stock and is due in monthly installments of $2,374, including principal and interest, with a final payment of $138,812 due on October 31, 2005. The balance due on the note at January 31, 2005 and July 31, 2004 was $150,532 and $158,946, respectively. Costs incurred with CIA, for insurance premiums and brokerage fees, for the three and six months ended January 31, 2005 and 2004 are reflected below. In addition, balances payable at January 31, 2005 and July 31, 2004 are also reflected below.

                                      Three Months Ended    Six Months Ended
                                          January 31,           January 31,
                                     ------------------   ------------------
                                       2005      2004       2005      2004
                                     --------  --------   --------  --------
(in thousands)

Costs incurred                        $  24     $  16      $ 127     $ 104

                                                          Balance   Balance
                                                        January 31, July 31,
                                                            2005      2004
                                                          --------  --------
Accounts Payable                                           $ 114     $ 109


     Directors Frank E. Williams, Jr. and Stephen N. Ashman are shareholders and directors of a commercial bank from which the Company obtained a $240,000 note payable on December 23, 2002. The note is payable in sixty equal monthly payments of principal of $4,000 plus interest at 5.75% or the current Prime rate, whichever is greater. The note, which replaced an existing current note payable that had a higher interest rate and payment, was negotiated at arms length under normal commercial terms. Interest expense for the three and six months ended January 31, 2005 and 2004 is reflected below. The balance outstanding at January 31, 2005 and July 31, 2004 is also reflected below.

                                      Three Months Ended    Six Months Ended
                                          January 31,           January 31,
                                     ------------------   ------------------
                                       2005      2004       2005      2004
                                     --------  --------   --------  --------
(in thousands)

Interest Expense                       $  3      $  3       $  6      $  6

                                                          Balance   Balance
                                                        January 31, July 31,
                                                            2005      2004
                                                          --------  --------
Note Payable                                               $ 140     $ 164


Directors

     At January 31, 2005, the Company owed the non-employee members of the Board of Directors $61,000 for director and consulting fees.

3.  SEGMENT INFORMATION

     Information about the Company's operations for the three and six months ended January 31, 2005 and 2004 is as follows (in thousands):

                                      Three Months Ended    Six Months Ended
                                          January 31,           January 31,
                                     ------------------   ------------------
                                       2005      2004       2005      2004
                                     --------  --------   --------  --------
Revenues:
  Construction                       $ 5,232    $ 6,258   $11,145   $11,157
  Manufacturing                        8,883      6,582    16,979    15,922
  Other                                  225        225       458       433
                                     --------  --------   --------  --------
                                      14,340     13,065    28,582    27,512
                                     --------  --------   --------  --------
Intersegment revenues:
  Construction                           778        811     1,602     1,444
  Manufacturing                          880         57     1,603        99
  Other                                  156        170       321       324
                                     --------  --------   --------  --------
                                       1,814      1,038     3,526     1,867
                                     --------  --------   --------  --------
Consolidated revenues:
  Construction                         4,454      5,447     9,543     9,713
  Manufacturing                        8,003      6,525    15,376    15,823
  Other                                   69         55       137       109
                                     --------  --------   --------  --------
Total Consolidated
     Revenues                        $12,526    $12,027   $25,056   $25,645
                                     --------  --------   --------  --------

(Loss) earnings before income taxes,
     minority interest
     and extraordinary item:
  Construction                       $  (266)   $   134   $  (158)  $   185
  Manufacturing                         (650)      (695)   (1,244)       46
  Other                                 (418)      (440)     (850)     (850)
                                     --------  --------   --------  --------
  Total                              $(1,334)   $(1,001)  $(2,252)  $  (619)
                                     --------  --------   --------  --------

     The majority of revenues have historically been derived from projects on which the Company is a subcontractor of a material supplier, other contractor or subcontractor. Where the Company acts as a subcontractor, it is invited to bid by the firm seeking construction services or materials; therefore, continuing favorable business relations with those firms that frequently bid on and obtain contracts requiring such services or materials are important to the Company. Over a period of years, the Company has established such relationships with a number of companies. During the six months ended January 31, 2005, two customers, in the manufacturing segment, accounted for 26% and 15% of "total revenue", and 43% and 24% of "manufacturing revenue", while two customers in the construction segment accounted 13% and 12% of "construction revenues." For the six months ended January 31, 2004, one customer in the manufacturing segment accounted for 13% of "total revenue" and two customers accounted for 22% and 14% of "manufacturing revenue", while in the construction segment, two customers accounted for 15% and 14% of "construction revenue."

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


5.  PURCHASE OF ASSETS

     During the three months ended January 31, 2005, the Company purchased Property and Equipment, for use in its operations, for approximately $100,000.


6.   EXTRAORDINARY ITEM

     During the three months ended January 31, 2005, the Company recognized income of $828,000 on the write-off of debt on which the statute of limitations had run. The debt was a bank loan, which was personally obtained by Frank E. Williams, Jr. for the Company, and for which he was indemnified by the Company. In 1995, Mr. Williams, Jr. was released from the loan by the bank, leaving the Company directly liable. The bank failed to pursue collection of the loan, and in the opinion of counsel, the bank is now precluded from collection of this debt. In prior periods, the loan had been carried in "Other liabilities" on the Balance Sheet.


7.     RECLASSIFICATIONS

     Certain Balance Sheet and Statement of Operations items for the prior periods have been reclassified to conform to current period classifications.





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

     As was reported in the report for the quarter ended October 31, 2004, the Company's manufacturing segment continues to be impacted by steel price increases, which have increased by as much as 100% over the past fifteen months. These cost increases, where contracts were awarded prior to the rapid price increases, have reduced the segment's gross margins by as much as ten percent over the past year. The manufacturing companies continue to pursue recovery of the additional cost of steel from customers where possible. Additionally, the manufacturing segment's operations were negatively affected by costs associated with the shutdown of the Bessemer, Alabama manufacturing plant. The shut down of operations at the plant have been completed. The remaining inventory and assets are being sold or shipped to the Company's remaining plants. The segment's Gadsden, Alabama plant, which had been shut down in September 2004, was reopened in January 2005 to support the operations of S.I.P., Inc of Delaware.

     During the three months ended January 31, 2005, the Company recognized income of $828,000 on the write-off of debt on which the statute of limitations had run. The debt was a bank loan, which was personally obtained by Frank E. Williams, Jr. for the Company, and for which he was indemnified by the Company. In 1995, Mr. Williams, Jr. was subsequently released from the loan by the bank, leaving the Company directly liable. The bank failed to pursue collection of the loan, and in the opinion of counsel, the bank is now precluded from collection of this debt. In prior periods, the loan had been carried in "Other liabilities" on the Balance Sheet.

     The Company's financial results were also impacted by the costs associated with claims in its workers compensation program. The Company expensed the cost of claims of approximately $500,000 for the six months ended January 31, 2005. For the six month ended January 31, 2004, the Company recognized a reduction in its workers' compensation expense of approximately $85,000.

     The Company reversed a portion of its deferred income tax asset due to the additional losses accumulated during the quarter ended January 31, 2005. In evaluating the Company's ability to recover its deferred tax assets, the Company considered all available positive and negative evidence including its past operating results, the existence of cumulative losses in the most recent fiscal years and its forecast of future taxable income. The analysis resulted in a decrease in the deferred income tax asset of $500,000 and an increase in the loss for the three and six months ended January 31, 2005 of $850,000 and $500,000, respectively. The Company's estimated reserve on its net operating loss carryforward is $1.8 million at January 31, 2005.

     The Company has begun documenting its controls and procedures as required by Section 404 of the Sarbanes-Oxley Act (SOX 404), which requires the documentation and testing of internal controls within the operating entities. The Company is considered a non-accelerated filer under SOX 404. Although management believes that the controls, currently existing, are sufficient for the accurate reporting of financial information, the Company has contracted with an outside consulting firm to assist in this effort. The Company anticipates that the cost will be substantial and will have a negative impact on its financial results over the next twelve months, negatively impacting its results of operations for the second half of the year ending July 31, 2005 and the first half of the year ending July 31, 2006. On March 2, 2005, the Securities and Exchange Commission extended the compliance dates for non-accelerated filers. The Company will be required to be in compliance with SOX 404 by its year ending July 31, 2006.


Material Changes in Financial Condition
---------------------------------------

     For the six months ended January 31, 2005, the following changes occurred:

     The Company's Cash and Cash Equivalents and Restricted Cash decreased $1.6 million as the Company used cash for operations.

     Accounts Receivable increased by approximately $4.2 million due to billings for raw materials, and fabricated and/or delivered product for the Company's bridge girder company.

     Inventory increased $6.4 million as the Company purchased steel plate and galvanized steel coils to produce its work, mainly on the I95/395/495 Springfield Interchange Project in Virginia and the Virginia approach to the Woodrow Wilson Bridge near Washington, DC. The Company has adequate inventory on hand to meet current needs.

    Prepaid expenses and other assets increased $1.4 million as the Company, through cash payments and notes payable, pre-paid its vehicle, equipment, general liability, umbrella and workers' compensation insurance policies. These insurance costs are expensed over the life of the policies, which is generally one year.

     Property and Equipment increased approximately $2.1 million as the Company purchased two previously leased cranes for $2 million, financing the cranes at competitive market rates.

     Deferred income taxes decreased $500,000. During the quarter ended January 31, 2005, the Company reversed the additional tax asset it had booked at October 31, 2004 of $350,000 and wrote off an additional $500,000 due to the additional losses accumulated in the second quarter. In evaluating the Company's ability to recover its deferred tax assets, the Company considered all available positive and negative evidence including its past operating results, the existence of cumulative losses in the most recent fiscal years and its forecast of future taxable income. In determining future taxable income, the Company is responsible for assumptions utilized including the amount of state and federal pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company is using to manage the underlying businesses.

     At January 31, 2005, the Company had approximately $5.4 million in variable rate notes payable. Total Notes Payable increased $2.7 million during the six months ended January 31, 2005. The Company borrowed approximately $4.3 million, of which $1.9 million was used to fund equipment purchases, $1.6 was used to fund insurance financing and $800,000 was used to fund short-term operations. The Company repaid $1.6 million related to short term borrowing, mainly from funds from operations.

     Accounts Payable increased $3 million as the Company purchased inventory for its bridge projects in northern Virginia.

     Billings In Excess of Costs and Estimated Earnings on Uncompleted Contracts net of Costs and Estimated Earnings in Excess of Billings, increased a net amount of $7.8 million as a result of material billings for the Company's two major bridge projects, where the Company can bill for material purchases.

     Other Liabilities decreased by $609,000 mainly from the write-off of $858,000 related to debt on which the statute of limitations had run. The Company also recorded liabilities related to its workers' compensation programs which offset the impact of the write-off.

     Stockholders' Equity decreased $1.9 million to $14.3 million related to the Company's loss for the six-month period.

     For the six months ended January 31, 2005, the Company used net cash of $1 million. $2.1 million was used in operations, $4.4 million was provided from new debt borrowings and the issuance of stock, while the Company paid back $1.6 million against borrowings in financing activities. The Company used $1.7 million for investing activities consisting of property and equipment purchases of $2.2 million while it used restricted cash of $522,000 to fund operational liabilities related to the reimbursement of workers' compensation related losses.

     The Company was not in compliance with its earnings covenant with Wachovia Bank related to its Industrial Revenue Bond with the Bank of New York for its Richmond, Virginia facility. The Company owed approximately $828,000 on its notes payable to Wachovia Bank and the Bank of New York at January 31, 2005. These notes are reported in the "Current portion of notes payable" at January 31, 2005 due to the current expiration of the related Letter of Credit on March 31, 2005.

     The Company believes, as revenues increase, raw material prices increase or suppliers restructure payment terms, it will be necessary to increase the Company's credit facilities to handle short-term cash requirements. Management, therefore, is focusing on the proper allocation of resources to ensure stable growth and the ability to pay its obligations in a timely fashion.


Material Changes in Results of Operations
-----------------------------------------

Three Months Ended January 31, 2005 Compared to
Three Months Ended January 31, 2004

     The Company reported an increase in revenues, a decrease in gross profit and an increase in its net loss when compared to the quarter ended January 31, 2004.

     The Company produced a net loss of $1.4 million, or $0.37 per share, on total revenue of $12.5 million for the quarter ended January 31, 2005 as compared to a net loss of $667,000, or $0.18 per share, on total revenue of $12 million for the quarter ended January 31, 2004. The Company produced a net loss of $2.2 million or $0.59 a share before recognizing extraordinary income of $828,000 on the write off of debt. Included in the loss was the reversal of $850,000 of tax benefit.

     While revenues in the manufacturing segment increased $1.5 million, gross profit declined $88,000 with the gross margin percentage declining from 26% in 2004 to 20.1% in 2005. Steel price increases have contributed to the lower percentages. The Company continues to pursue recovery for many of the material price increases. The segment's loss before income taxes improved slightly from $695,000 in 2004 to $650,000 in 2005. Included in the loss for 2005 was $187,000 related to the additional costs of worker' compensation insurance claims. The Bessemer, Alabama plant has been closed and the Company is making arrangements to sell or move the remaining inventory and plant equipment. The Company does not anticipate losses on the sale of these assets.

     Construction segment revenues declined $993,000. Gross profit decreased $341,000 as the gross profit percentage declined from 27% in 2004 to 25.4% in 2005. Earnings before income taxes decreased $400,000. Although the backlog remained strong, customers delayed the start of jobs, limiting the amount of work the segment could perform. Additionally, the segment expensed approximately $300,000 for workers' compensation claims.

     Overhead decreased $249,000 related to the Company's shut down of its Bessemer, Alabama plant and to the decrease in work in the construction segment. General and Administrative expenses increased $116,000 related to increased payroll costs and travel expenses. Depreciation expense increased $22,000. Interest expense increased $29,000 on higher interest rates on more debt.


Six Months Ended January 31, 2005 Compared to
Six Months Ended January 31, 2004

     Revenue and gross profit declined contributing to the increase in the loss for 2005 when compared to 2004.

     The Company had a net loss of $1.9 million, or $0.53 per share, on total revenue of $25.1 million for the six months ended January 31, 2005 as compared to a net loss of $441,000, or $0.12 per share, on total revenue of $25.6 million for the six months ended January 31, 2004. The Company had a net loss of $2.8 million or $0.75 per share before recognizing extraordinary income of $828,000 on the write off of debt. Included in the loss was the reversal of a $500,000 of tax benefit.

     Revenues in the manufacturing segment declined $447,000 while the gross margin declined $1.8 million. The gross margin percentage declined to 21.3% in 2005 compared to 31.7% in 2004. Steel price increases contributed to the lower percentages. The Company continues to pursue recovery for the material price increases. Also contributing to the lower gross profit were costs associated with the close down of operations in the Bessemer, Alabama plant. The plant was projected to cease operations October 31, 2004 but the close down was not completed until the end of the second quarter. The segment's loss before income taxes increased $1.2 million from 2004 to 2005. Included in the loss were costs totaling $148,000 related to worker' compensation insurance claims.

     Construction revenues declined $170,000. Gross profit and gross profit percentage remained constant at $2.6 million and over 27% when the two years are compared. Loss before income taxes increased $343,000 as depreciation expense and interest expense increased, mainly due to the purchase of cranes in the year ended July 31, 2004 and the quarter ended October 31, 2004. Although the backlog remained strong, customers delayed starting jobs, limiting the amount of work the segment could perform. Additionally, the segment expensed approximately $335,000 for additional workers' compensation claims from accidents on jobs.

     Overhead decreased $203,000 related to the Company's close down of its Bessemer, Alabama plant and to the decrease in work in the construction segment. General and Administrative expenses decreased slightly. Depreciation expense increased $74,000 due to the purchase of assets in the year ended July 31, 2004 and the purchase of cranes in the quarter ended October 31, 2004. Interest expense increased $53,000 from higher interest rates on increased debt outstanding.


BACKLOG

     At January 31, 2005, the Company's backlog was $48.8 million, which is a decrease of approximately $22 million from January 2004 and $11 million from July 31, 2004. Due to the continuing delay of Congress in passing new transportation funding, the bridge manufacturing companies have seen fewer jobs on which they could bid. Until the new transportation act is funded, many road jobs will be delayed, impairing the Company's ability to maintain adequate backlog.

     Approximately $33.2 million of the backlog will be completed within the next twelve months. Management believes that the level of work is sufficient to allow the Company to have adequate work into Fiscal 2006.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     The Company's cash equivalents and restricted cash, invested in interest-bearing instruments, are presented at fair value on the Company's balance sheets. The Company's exposure to market risks for changes in interest rates relate primarily to these investments and current and long-term debt.


Item 4. Controls and Procedures

     As of January 31, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including Chief Executive Officer (CEO) and Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and Controller, concluded that the disclosure controls and procedures were effective as of January 31, 2005. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to January 31, 2005.

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

     The Company has begun documenting its controls and procedures as required by Sarbanes-Oxley Section 404, which requires the documentation and testing of internal controls within the its operating entities. Although management believes that the controls, currently in place, are sufficient for the accurate reporting of financial information, the Company has contracted with an outside consulting firm to assist in this effort. The Company anticipates that the cost will be substantial and have a negative impact on its financial results over the next twelve months, negatively impacting its results of operations for the second half of the year ending July 31, 2005 and the first half of the year ending July 31, 2006.


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


ITEM 2. Changes in Securities and Use of Proceeds

     None.


ITEM 3. Defaults Upon Senior Securities

     The Company was not in compliance with its earnings covenant related to its Industrial Revenue Bond for its Richmond, Virginia facility. The Company owed approximately $828,000 on its notes payable at January 31, 2005. These notes are reported in the "Current portion of notes payable" at January 31, 2005 due to the current expiration of the related Letter of Credit on March 31, 2005.


ITEM 4. Submission of Matters to a Vote of Security Holders

     None


ITEM 5. Other Information

     None.


ITEM 6. Exhibits and Reports on Form 8-K

            (a) Exhibits
                Exhibit 31.1  Section 302 Certification for
                              Frank E. Williams, III
                Exhibit 31.2  Section 302 Certification for
                              Christ H. Manos
                Exhibit 32    Section 906 Certification for
                              Frank E. Williams, III and
                              Christ H. Manos
                Exhibit 99    Press release dated
                              March 17, 2005

            (b) Reports on Form 8-K

                None


Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

March 16, 2005               Williams Industries, Incorporated
                             ---------------------------------
                                          Registrant

                              /s/ Frank E. Williams, III
                             ---------------------------------
                             Frank E. Williams, III
                             Chairman of the Board, President,
                             Chief Executive Officer,
                             Chief Financial Officer