Form 10-Q
period 2005-04-30
WILLIAMS INDUSTRIES INC
filed 2005-06-14
CIK 107294

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549

                                      FORM 10Q

                  Quarterly Report Under Section 13 or 15(d) of
                         the Securities Exchange Act of 1934

                  For Quarter Ended                 April 30, 2005

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

                            YES              NO  X

     At April 30, 2005, the Registrant had outstanding 3,649,535 shares of Common Stock

                     WILLIAMS INDUSTRIES, INCORPORATED
                                  FORM 10-Q
                    FOR THE QUARTER ENDED April 30, 2005
                              TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                  PAGE
ITEM 1.  FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets - April 30,
          2005 (Unaudited) and July 31, 2004                        1

     Condensed Consolidated Statements of Operations -
          Three and Nine months ended April 30, 2005 and 2004
            (Unaudited)                                             2

Condensed Consolidated Statements of Cash Flows -
          Nine months ended April 30, 2005 and 2004
          (Unaudited)                                               3

     Notes to Condensed Consolidated Financial Statements
          (Unaudited)                                               4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS             10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISKS                                        17

ITEM 4.  CONTROLS AND PROCEDURES                                   17

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                         19

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                 19

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS                                          20

ITEM 5.  OTHER INFORMATION                                         20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          20

CERTIFICATIONS AND SIGNATURES                                      21

                    WILLIAMS INDUSTRIES, INCORPORATED
                 CONDENSED CONSOLIDATED BALANCE SHEETS

               (Unaudited - in thousands except share data)


                                     ASSETS
                                                April 30,      July 31,
                                                   2005         2004
CURRENT ASSETS                                  ---------     ---------
Cash and cash equivalents                        $   213       $ 1,343
Restricted cash                                      -           1,003
Accounts receivable, net                          15,888        17,458
Inventory                                          9,676         5,133
Costs and estimated earnings in excess
     of billings on uncompleted contracts          2,242         1,161
Prepaid and other assets                           3,089         1,413
                                                ---------     ---------
              Total current assets                31,108        27,511
                                                ---------     ---------
PROPERTY AND EQUIPMENT, AT COST                   26,914        24,601
      Accumulated depreciation                   (14,901)      (13,486)
                                                ---------     ---------
              Property and equipment, net         12,013        11,115
                                                ---------     ---------
OTHER ASSETS
  Deferred income taxes                              -           3,089
  Other                                              275           419
                                                ---------     ---------
              Total other assets                     275         3,508
                                                ---------     ---------
TOTAL ASSETS                                     $43,396       $42,134
                                                =========     =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of notes payable                 $10,341       $ 5,390
Accounts payable                                   6,361         8,099
Billings in excess of costs and estimated
     earnings on uncompleted contracts            10,142         3,633
Deferred income                                       12            19
Other liabilities                                  2,318         3,391
                                                ---------     ---------
              Total current liabilities           29,174        20,532
                                                ---------     ---------
LONG-TERM DEBT
Notes payable, less current portion                3,531         5,229
                                                ---------     ---------
              Total Liabilities                   32,705        25,761
                                                ---------     ---------
MINORITY INTERESTS                                   197           180

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock -3,649,535 and 3,633,655 shares
issued and outstanding                               365           363
Additional paid-in capital                        16,594        16,537
Accumulated deficit                               (6,465)         (707)
                                                ---------     ---------
     Total stockholders' equity                   10,494        16,193
                                                ---------     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $43,396       $42,134
                                                =========     =========
         See Notes To Condensed Consolidated Financial Statements.

                      WILLIAMS INDUSTRIES, INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
($000 omitted)
                                   Three Months Ended     Nine Months Ended
                                         April 30,             April 30,
                                      2005      2004       2005      2004
REVENUE                             --------  --------   --------  --------
    Construction                    $ 4,702   $ 5,867    $14,245   $15,580
    Manufacturing                     7,335     8,949     22,711    24,772
    Other                                88        51        226       160
                                    --------  --------   --------  --------
         Total revenue               12,125    14,867     37,182    40,512
                                    --------  --------   --------  --------
DIRECT COSTS
    Construction                      3,110     4,102     10,021    11,160
    Manufacturing                     6,147     6,016     18,255    16,822
                                    --------  --------   --------  --------
         Total direct costs           9,257    10,118     28,276    27,982
                                    --------  --------   --------  --------
GROSS PROFIT                          2,868     4,749      8,906    12,530
                                    --------  --------   --------  --------
EXPENSES
    Overhead                          1,606     2,048      4,861     5,505
    General and administrative        1,734     1,857      5,328     5,486
    Depreciation                        509       499      1,562     1,478
    Interest                            247       157        635       491
                                    --------  --------   --------  --------
        Total expenses                4,096     4,561     12,386    12,960

(LOSS) EARNINGS BEFORE INCOME TAXES,
  MINORITY INTERESTS AND
  EXTRAORDINARY ITEM                 (1,228)      188     (3,480)     (430)

INCOME TAX PROVISION (BENEFIT)        2,589        56      3,089      (129)
                                    --------  --------   --------  --------
(LOSS) EARNINGS BEFORE MINORITY
  INTEREST AND EXTRAORDINARY ITEM    (3,817)      132     (6,569)     (301)

    Minority interest                    (5)      (13)       (17)      (20)
                                    --------  --------   --------  --------
(LOSS) EARNINGS BEFORE
  EXTRAORDINARY ITEM                $(3,822)  $   119    $(6,586)  $  (321)

EXTRAORDINARY ITEM
    Gain on extinguishment of debt      -        -           828       -
                                    --------  --------   --------  --------
NET (LOSS) EARNINGS                 $(3,822)  $   119    $(5,758)  $  (321)
                                    ========  ========   ========  ========
NET (LOSS) EARNINGS
PER COMMON SHARE:
BASIC:
  (Loss) earnings
  before extraordinary item           (1.05)     0.03      (1.81)    (0.09)
Extraordinary item                      -         -         0.23       -
                                    --------  --------   --------  --------
(LOSS) EARNINGS PER COMMON SHARE:
BASIC                               $ (1.05)  $  0.03    $ (1.58)  $ (0.09)
                                    ========  ========   ========  ========
DILUTED:
  (Loss) earnings
  before extraordinary item           (1.05)     0.03      (1.81)    (0.09)
Extraordinary item                      -         -         0.23       -
                                    --------  --------   --------  --------
(LOSS) EARNINGS PER COMMON SHARE:
DILUTED                             $ (1.05)  $  0.03    $ (1.58)  $ (0.09)
                                    ========  ========   ========  ========
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING:  BASIC AND DILUTED    3,649,535  3,631,156  3,641,171  3,604,803
                                   ---------  ---------  ---------  ---------
           See Notes To Condensed Consolidated Financial Statements

                      WILLIAMS INDUSTRIES, INCORPORATED
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)
                                                   Nine Months Ended
                                                        April 30,
                                                   2005         2004
                                                ---------     ---------

NET CASH (USED IN) PROVIDED BY
     OPERATING ACTIVITIES                       $ (2,985)     $    154

NET CASH USED IN INVESTING ACTIVITIES             (1,457)       (3,409)

NET CASH PROVIDED BY FINANCING ACTIVITIES          3,312         1,940
                                                ---------     ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS         (1,130)       (1,315)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     1,343         2,023
                                                ---------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD        $    213      $    708
                                                =========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid during the period for:

      Income Taxes                              $      6      $     20
                                                =========     =========
      Interest                                  $    600      $    486
                                                =========     =========

      See Notes To Condensed Consolidated Financial Statements.

                  WILLIAMS INDUSTRIES, INCORPORATED
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           April 30, 2005

1.  INTERIM FINANCIAL STATEMENTS

     This document includes unaudited interim financial statements that should be read in conjunction with the Company's latest audited annual financial statements. However, in the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the Company's financial position as of April 30, 2005 and July 31, 2004, the results of its operations for the three and nine months ended April 30, 2005 and 2004, and its cash flows for the nine months ended April 30, 2005 and 2004, respectively. Operating results for the three and nine months ended April 30, 2005 are not necessarily indicative of the results expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 2004.

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

                                    Three Months Ended    Nine Months Ended
                                         April 30,             April 30,
                                      2005      2004       2005      2004
                                    --------  --------   --------  --------
AS REPORTED
Net (Loss) Earnings                 $(3,822)    $ 119    $(5,758)  $  (321)
          (in thousands)

Net (Loss) Earnings Per Common
  Share Basic and Diluted           $ (1.05)    $0.03    $ (1.58)  $ (0.09)

Stock-based compensation                -         -          (43)      -
          (in thousands)

PRO-FORMA
Net (Loss) Earnings                 $(3,822)    $ 119    $(5,801)  $  (321)
          (in thousands)

Net (Loss) Earnings Per Common

  Share Basic and Diluted            $(1.05)    $0.03    $ (1.59)  $ (0.09)




2.  RELATED-PARTY TRANSACTIONS

     Mr. Frank E. Williams, Jr., who owned or controlled approximately 45% of the Company's stock at April 30, 2005, and is a director of the Company, also owns controlling interests in the outstanding stock of Williams Enterprises of Georgia, Inc., and Structural Concrete Products, LLC. Additionally, Mr. Williams, Jr. owns a substantial interest in Bosworth Steel Erectors, Inc. Revenue earned and costs incurred with these entities during the three and nine months ended April 30, 2005 and 2004 are reflected below. Amounts receivable and payable to these entities at April 30, 2005 and July 31, 2004 are also reflected below.

     The balances below include the balances previously reported as the estate of F. Everett Williams. During the quarter ended
April 30, 2005, the probate proceedings were concluded and the notes were transferred to Frank E. Williams, Jr.

                                    Three Months Ended    Nine Months Ended
                                         April 30,             April 30,
                                      2005      2004       2005      2004
(in thousands)                      --------  --------   --------  --------
Revenue                               $ 239     $  70      $ 742     $ 377

Billings to entities                  $ 259      $ 27      $ 811     $ 260

Costs and expenses incurred           $  67     $1 76      $ 108     $ 581

                                                          Balance   Balance
                                                         April 30,  July 31,
                                                           2005      2004
                                                         --------  --------
Accounts receivable                                        $ 787     $ 650

Costs and estimated earnings in excess of
 billings on uncompleted contracts                         $ -       $ -

Notes Payable                                              $ 553     $ 188

Accounts Payable                                           $ 238     $  77

Billings in excess of costs and estimated
 earnings on uncompleted contracts                         $ 135     $ -

Accrued Interest Payable                                   $  95     $  73


     The Company is obligated to the Williams Family Limited Partnership (WFLP) under a lease agreement for real property with an option to purchase. The partnership is controlled by individuals who own, directly or indirectly, approximately 49% of the Company's stock. The lease, which had an original term of five years and an extension option for five years, commenced February 15, 2000. The original term was extended one year to February 15, 2006. The lease contains an option to purchase up to ten acres at the "original pro-rata cost" of $567,500. The Company currently pays annual lease payments of approximately $43,000.

     During the nine months ended April 30, 2005, the Company borrowed $1,050,000 from the partnership and repaid $222,000. Lease and interest expense for the three and nine months ended April 30, 2005 and 2004 is reflected below. Additionally, at April 30, 2005 and July 31, 2004, Notes Payable, Accounts Payable, representing lease payments, and Accrued Interest payable are reflected below.

                                    Three Months Ended     Nine Months Ended
                                         April 30,             April 30,
                                      2005      2004       2005      2004
(in thousands)                      --------  --------   --------  --------
Lease Expense                        $  11     $  14      $  23     $  59

Interest Expense                     $   7     $  -       $  13     $  -

                                                          Balance   Balance
                                                         April 30,  July 31,
                                                           2005      2004
                                                         --------  --------
Notes Payable                                             $ 928     $ 100

Accounts Payable                                          $ 138     $ 116

Accrued Interest Payable                                  $  13     $  -

     The Company sold its interest in Construction Insurance Agency (CIA) to George R. Pocock, a former officer of the Company, in 2001 and recorded a note receivable related to the sale. The note bears interest at 7.5%, is secured by the CIA stock and is due in monthly installments of $2,374, including principal and interest, with a final payment of $138,812 due on October 31, 2005. The balance due on the note at April 30, 2005 and July 31, 2004 was $146,205 and $158,946, respectively. Costs incurred with CIA, for insurance premiums and brokerage fees, for the three and nine months ended April 30, 2005 and 2004 are reflected below. In addition, balances payable at April 30, 2005 and July 31, 2004 are also reflected below.

                                    Three Months Ended    Nine Months Ended
                                         April 30,             April 30,
                                      2005      2004       2005      2004
(in thousands)                      --------  --------   --------  --------
Costs incurred                       $ 240     $  70      $ 367     $ 172

                                                          Balance   Balance
                                                         April 30,  July 31,
                                                           2005      2004
                                                         --------  --------
Accounts Payable                                          $ 127     $ 109


     Directors Frank E. Williams, Jr. and Stephen N. Ashman are shareholders and directors of a commercial bank from which the Company obtained a $240,000 note payable on December 23, 2002. The note is payable in sixty equal monthly payments of principal of $4,000 plus interest at 5.75% or the current Prime rate, whichever is greater. The note, which replaced an existing current note payable that had a higher interest rate and payment, was negotiated at arms length under normal commercial terms. Interest expense for the three and nine months ended April 30, 2005 and 2004 is reflected below. The balance outstanding at April 30, 2005 and July 31, 2004 is also reflected below.

                                    Three Months Ended    Nine Months Ended
                                         April 30,             April 30,
                                      2005      2004       2005      2004
(in thousands)                      --------  --------   --------  --------
Interest Expense                       $ 3       $ 3        $ 9       $ 9

                                                          Balance   Balance
                                                         April 30,  July 31,
                                                           2005      2004
                                                         --------  --------
Note Payable                                               $ 128    $ 164


Directors

     At April 30, 2005, the Company owed the non-employee members of the Board of Directors $58,000 for director and consulting fees.


3.  SEGMENT INFORMATION

     Information about the Company's operations for the three
and nine months ended April 30, 2005 and 2004 is as follows (in thousands):
                                     Three Months Ended    Nine Months Ended
                                         April 30,             April 30,
                                      2005      2004       2005      2004
                                    --------  --------   --------  --------
Revenues:
  Construction                      $ 5,443   $ 6,874    $16,589   $18,031
  Manufacturing                       8,560     8,954     25,538    24,876
  Other                                 242       234        701       667
                                    --------  --------   --------  --------
                                     14,245    16,062     42,828    43,574
                                    --------  --------   --------  --------
Intersegment revenues:
  Construction                          741     1,007      2,344     2,451
  Manufacturing                       1,225         5      2,827       104
  Other                                 154       183        475       507
                                    --------  --------   --------  --------
                                      2,120     1,195      5,646     3,062
                                    --------  --------   --------  --------
Consolidated revenues:
  Construction                        4,702     5,867     14,245    15,580
  Manufacturing                       7,335     8,949     22,711    24,772
  Other                                  88        51        226       160
                                    --------  --------   --------  --------
Total Consolidated Revenues         $12,125   $14,867    $37,182   $40,512
                                    --------  --------   --------  --------
(Loss) earnings before income
  taxes, minority interest
  and extraordinary item:
    Construction                    $   221     $ 336   $    64    $   521
  Manufacturing                      (1,035)      361    (2,279)       407
  Other                                (414)     (509)   (1,265)    (1,358)
                                    --------  --------   --------  --------
  Total                             $(1,228)    $ 188   $(3,480)   $  (430)
                                    --------  --------   --------  --------

     The majority of revenues have historically been derived from projects on which the Company is a subcontractor of a material supplier, other contractor or subcontractor. Where the Company acts as a subcontractor, it is invited to bid by the firm seeking construction services or materials; therefore, continuing favorable business relations with those firms that frequently bid on and obtain contracts requiring such services or materials are important to the Company. Over a period of years, the Company has established such relationships with a number of companies. During the nine months ended April 30, 2005, two customers, in the manufacturing segment, accounted for 28% and 15% of total consolidated revenue, and 46% and 25% of manufacturing revenue, while two customers in the construction segment accounted 16% and 11% of construction revenue. For the nine months ended April 30, 2004, one customer in the manufacturing segment accounted for 17% of total consolidated revenue and 28% of manufacturing revenue. Two customers in the construction segment accounted for 17% and 13% of construction revenue.

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


5.  PURCHASE OF ASSETS

     During the three months ended April 30, 2005, the Company purchased Property and Equipment, for use in its operations, for approximately $250,000.


6.     RECLASSIFICATIONS

     Certain Balance Sheet and Statement of Operations items for the prior periods have been reclassified to conform to current period classifications.


Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

General

     The subsidiaries of Williams Industries, Inc. provide specialized services and products for the construction industry. They operate in the commercial, industrial, governmental and infrastructure construction markets, with the operating components divided into construction and manufacturing segments. The services provided include: steel, precast concrete and miscellaneous metals erection and installation; crane rental; rigging; fabrication of welded steel plate girders and rolled beams, "stay-in-place' bridge decking, and light structural and other metal products.

     The Company reported a loss of $3.8 million for the quarter ended April 30, 2005. Included in the loss was a $2.6 million increase in the allowance against the Company's deferred income tax asset. Due to the Company's continued losses in the current year and its history of losses for the past three years, the Company increased the valuation allowance on its deferred tax asset to make the value of the asset zero. In evaluating the Company's ability to recover its deferred tax asset, the Company considered all available positive and negative evidence including its past operating results, the existence of cumulative losses in the most recent fiscal years and its forecast of future taxable income. In determining future taxable income, the Company utilized estimates, including the amount of state and federal pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These estimates require significant judgments consistent with the plans and estimates the Company uses to manage the underlying businesses.

     On an operational basis, the Company lost $1.2 million for the three months ended April 30, 2005. While the Company's construction segment was profitable, producing a $221,000 profit before income taxes and minority interest, the Company's manufacturing segment continues to be impacted by the high price of steel, which has increased by as much as 100% over the past eighteen months. The Company's bridge subsidiaries are working primarily on jobs where contracts were awarded prior to the rapid price increases. These cost increases have reduced the segment's gross margins over the past year. The manufacturing companies continue to pursue recovery of the additional cost of steel from customers where possible. The manufacturing segment was also affected by its ability to hire qualified, dependable labor.

     The Company's manufacturing subsidiaries continue to be negatively impacted by the lack of infrastructure legislation. The Transportation Equity Act for the 21st Century (TEA 21), which expired in September 2003, was again extended for the sixth time to July 4, 2005. Until new infrastructure legislation is passed, the states will continue to delay long-term roads projects and therefore limit the segment's ability to obtain new contracts at higher margins.

     The Company's financial results were also impacted by the costs associated with claims in its workers_ compensation program. The Company expensed the cost of claims of approximately $150,000 for the three months ended April 30, 2005. For the three months ended April 30, 2004, the Company recognized a reduction in its workers_ compensation expense of approximately $200,000.

     The Company has begun documenting its controls and procedures as required by Section 404 of the Sarbanes-Oxley Act (SOX 404), which requires the documentation and testing of internal controls within the operating entities. The Company is considered a non-accelerated filer under SOX 404. Although management believes that the controls, currently existing, are sufficient for the accurate reporting of financial information, the Company has contracted with an outside consulting firm to assist in this effort. The Company anticipates that the cost will be substantial and will negatively impact its results of operations for the year ending July 31, 2006. On March 2, 2005, the Securities and Exchange Commission extended the compliance dates for non-accelerated filers. The Company will be required to be in compliance with SOX 404 by its year ending July 31, 2006.

Material Changes in Financial Condition
---------------------------------------

     For the nine months ended April 30, 2005, the following changes occurred:

     The Company's Cash and Cash Equivalents and Restricted Cash decreased $2.1 million. The Company used $1 million, mainly certificates of deposit, to fund its payments on its prior years' workers' compensation policies. The additional $1.1 million was used to fund Company operations.

     Accounts Receivable decreased approximately $1.6 million mainly on its billings for raw materials, and fabricated and/or delivered product for the Company's bridge girder company.

     Inventory increased $4.5 million as the Company purchased steel plate and galvanized steel coils to produce its work, mainly on the I95/395/495 Springfield Interchange Project in Virginia and the Virginia approach to the Woodrow Wilson Bridge near Washington, DC. The Company believes it has adequate inventory on hand to meet current needs.

     Prepaid expenses and other assets increased $1.7 million as the Company, through cash payments and notes payable, pre-paid its vehicle, equipment, general liability, umbrella and workers_ compensation insurance policies. These insurance costs are expensed over the life of the policies, which is generally one year.

     Property and Equipment increased approximately $2.3 million. The Company purchased two previously leased cranes for $2 million, financing the cranes at competitive market rates.

     Deferred income taxes decreased $3.1 million during the nine months ended April 30, 2005. Due to the Company's continued losses in the current year and its history of losses for the past three years, the Company increased the valuation allowance on its deferred tax assets to make the value of the asset zero. In evaluating the Company's ability to recover its deferred tax assets, the Company considered all available positive and negative evidence including its past operating results, the existence of cumulative losses in the most recent fiscal years and its forecast of future taxable income. In determining future taxable income, the Company utilized estimates, including the amount of state and federal pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These estimates require significant judgments consistent with the plans and estimates the Company uses to manage the underlying businesses.

     At April 30, 2005, the Company had approximately $5.4 million in variable rate notes payable. Total Notes Payable increased $3.3 million during the nine months ended April 30, 2005. The Company borrowed approximately $6.8 million, of which $1.9 million was used to fund equipment purchases, $2.6 was used to fund insurance premiums, $841,000 refinanced the notes related to the Company's Industrial Revenue Bond (IRB) and $1.5, from related party transactions, was used to fund short-term operations. The Company repaid $3.6 million related to short-term borrowing, $841,000 from the refinancing of the IRB mentioned above, and the $2.8 million from funds from operations.

     Accounts Payable decreased $1.7 million as the Company mainly paid material suppliers for inventory purchases for its bridge projects in northern Virginia.

     Billings In Excess of Costs and Estimated Earnings on Uncompleted Contracts net of Costs and Estimated Earnings in Excess of Billings, increased $5.4 million as a result of material billings for the Company's two major bridge projects, where the Company can bill ahead for material purchases.

     Other Liabilities decreased by $1.1 million mainly from the write-off of $828,000 related to debt on which the statute of limitations had run. The Company also made payments on payroll related liabilities, including accrued severance liabilities related to the close down of its Bessemer, Alabama plant.

     Stockholders' Equity decreased $5.7 million to $10.5 million related to the Company's loss for the nine-month period.

     For the nine months ended April 30, 2005, the Company used net cash of $1.1 million. $3 million was used in operations, $6.8 million was provided from new debt borrowings and the issuance of stock, while the Company paid back $3.6 million against borrowings in financing activities. The Company used $1.4 million for investing activities consisting of property and equipment purchases of $2.4 million while it used restricted cash of $1 million to fund operational liabilities related to the reimbursement of workers' compensation related losses.

     During the quarter ended April 30, 2005, the Company refinanced its debt related to its Industrial Revenue Bond on its Richmond, Virginia property. The new note, for approximately $841,000 was financed at the prime rate of interest plus 3 percent, with monthly payments of $8,000 through August 2005, at which time the balance on the note is payable in full. This note is reported in the "Current portion of notes payable" at April 30, 2005.

     The Company's line of credit with United Bank of approximately $2.5 million matured on May 5, 2005. The Company subsequently received a Notice of Loan Defaults dated May 12, 2005. As a result of the Notice, the debts to United Bank, aggregating approximately $7 million, have been accelerated and are now due and payable in full. The Company is continuing to pursue discussions with the lender to forbear from taking collection actions under the loan documents, which would likely cause considerable disruption to the Company's business and cash flows in the event the Bank chooses to attempt to exercise such remedies.

     The Company believes, as revenues increase, raw material prices increase or suppliers restructure payment terms, it will be necessary to increase the Company's credit facilities to handle short-term cash requirements.


Material Changes in Results of Operations
-----------------------------------------
Three Months Ended April 30, 2005 Compared to
Three Months Ended April 30, 2004

     The Company reported a decrease in revenues and gross profit and an increase in its net loss when compared to the quarter ended April 30, 2004.

     The Company reported a net loss of $3.8 million, or $1.05 per share, on total revenue of $12.1 million for the quarter ended April 30, 2005 as compared to a net profit of $119,000, or $0.03 per share, on total revenue of $14.9 million for the quarter ended April 30, 2004.

     Included in the loss was a $2.6 million reduction in the Company's deferred income tax asset. Due to the Company's continued losses in the current year and its history of losses for the past three years, the Company increased the valuation allowance on its deferred tax assets to make the value of the asset zero.

     In the manufacturing segment, revenues decreased $1.6 million, gross profit decreased $1.7 million and gross profit percentage decreased from 32.8% in the quarter ended April 30, 2004 to 16.2% in the quarter ended April 30, 2005. The revenue decrease is partially attributed to the closing of the Bessemer, Alabama plant, which had contributed approximately $1 million in revenue in 2004. The additional decline can be attributed to the difficulty in maintaining a competent, dedicated workforce in its plants. The Company continues to work on its two largest contracts, which were bid prior to the steel crisis. The increased cost of materials on these jobs has lowered the gross profit percentages significantly. The Company continues to pursue recovery for many of the material price increases. The segment also incurred an additional $153,000 for workers compensation claims for prior year policies. The segment's loss before income taxes and minority interest was approximately $1 million in 2005 compared to a profit of $361,000 in 2004. The Company continues to make arrangements to sell the remaining inventory and plant equipment at the Bessemer, Alabama plant and does not anticipate losses on the sale of these assets.

     Construction segment revenues declined $1.2 million when the two quarters are compared. While gross profit decreased $173,000, the gross profit percentage increased from 30% in 2004 to 34% in 2005. Delays by customers on jobs and some weather delays due to rain contributed to the decline in work. Earnings before income taxes, minority interest and extraordinary item declined $115,000.

     Overhead decreased $442,000 related to the Company's shut down of its Bessemer, Alabama plant during the quarter ended January 31, 2005, and to the decrease in work in the construction segment. General and Administrative expenses decreased $123,000 related to various factors including reduced salaries and professional fees. Depreciation expense increased $10,000. Interest expense increased $90,000 on higher interest rates on more debt.


Nine Months Ended April 30, 2005 Compared to
Nine Months Ended April 30, 2004

     Revenue and gross profit declined contributing to the increase in the loss for 2005 when compared to 2004.

     The Company had a net loss of $5.8 million, or $1.58 per share, on total revenue of $37 million for the nine months ended April 30, 2005 as compared to a net loss of $321,000, or $0.09 per share, on total revenue of $40.5 million for the nine months ended April 30, 2004. The Company had loss of $6.6 million or $1.81 per share before recognizing extraordinary income of $828,000 on the write off of debt.

     Included in the loss was a $3.1 million reduction in the Company's deferred income tax asset. Due to the Company's continued losses in the current year and its history of losses for the past three years, the Company increased the valuation allowance on its deferred tax assets to make the value of the asset zero.

     Revenues in the manufacturing segment declined $2.1 million while the gross profit decreased $3.5 million. The gross profit percentage declined to 19.6% in 2005 compared to 32.1% in 2004. Steel price increases were a major contributor to the lower percentages. The Company continues to pursue recovery for the material price increases. Also contributing to the lower gross profit were costs associated with the close down of operations in the Bessemer, Alabama plant. The plant was projected to cease operations October 31, 2004 but the close down was not completed until the end of the second quarter. The segment's loss before income taxes, minority interest and extraordinary item increased $2.7 million from 2004 to 2005. Included in the loss were costs totaling $301,000 related to workers' compensation insurance claims.

     Construction segment revenues declined $1.3 million. Gross profit, which includes $341,000 of additional workers' compensation claims expense from accidents on jobs, declined approximately $200,000 while the gross profit percentage increased slightly from 28.4% in 2004 to 29.6% in 2005. Profit before income taxes, minority interest and extraordinary item in the segment decreased $457,000. Depreciation expense increased due to the purchase of cranes. Interest expense increased due to increased borrowings for cranes as well as other operational needs. Customers delaying the start of jobs have limited the amount of work the segment could perform.

     Overhead decreased $644,000 related to the Company's close down of its Bessemer, Alabama plant and to the decrease in work in the construction segment. General and Administrative expenses decreased $158,000 due to various reduced costs. Depreciation expense increased $84,000 due to the purchase of cranes. Interest expense increased $144,000 from higher interest rates on increased debt outstanding.


BACKLOG

     At April 30, 2005, the Company's backlog was $50.3 million, which is a decrease of approximately $11 million from April 2004 and $10 million from July 31, 2004. Due to the continuing delay of Congress in passing new transportation funding, bridge manufacturing companies have seen fewer jobs on which they could bid. Until the new transportation act is funded, many road jobs will be delayed, impairing the Company's ability to maintain adequate backlog.

     Approximately $37 million of the backlog will be completed within the next twelve months. Management believes that the level of work is sufficient to allow the Company to have adequate work into Fiscal 2006.


Item 3. Quantitative and Qualitative Disclosures
        About Market Risk

Interest Rate Risk

     The Company's cash equivalents and restricted cash, invested in interest-bearing instruments, are presented at fair value on the Company's balance sheets. The Company's exposure to market risks for changes in interest rates relate primarily to these investments and current and long-term debt.


Item 4. Controls and Procedures

     As of April 30, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including Chief Executive Officer (CEO) and Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and Controller, concluded that the disclosure controls and procedures were effective as of January 31, 2005. There have been no significant changes in the Company's internal controls or in other factors that could April 30, 2005.

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

The Company has begun documenting its controls and procedures as required by Sarbanes-Oxley Section 404, which requires the documentation and testing of internal controls within the its operating entities. Although management believes that the controls, currently in place, are sufficient for the accurate reporting of financial information, the Company has contracted with an outside consulting firm to assist in this effort. The Company anticipates that the cost will be substantial and will have a negative impact on its financial results for the year ending July 31, 2006.

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


ITEM 2. Changes in Securities and Use of Proceeds

     None.

ITEM 3. Defaults Upon Senior Securities

     During the quarter ended April 30, 2005, the Company refinanced its debt related to its Industrial Revenue Bond on its Richmond, Virginia property. The new note, for approximately $849,000 was financed at the prime rate of interest plus 3 percent, with monthly payments of $8,000 through August 2005, at which time the balance on the note is payable in full. This note is reported in the "Current portion of notes payable" at April 30, 2005.

     The Company's line of credit with United Bank of approximately $2.5 million matured on May 5, 2005. The Company subsequently received a Notice of Loan Defaults dated May 12, 2005. As a result of the Notice, the debts to United Bank, aggregating approximately $7 million, have been accelerated and are now due and payable in full. The Company is continuing to pursue discussions with the lender to forbear from taking collection actions under the loan documents, which would likely cause considerable disruption to the Company's business and cash flows in the event the Bank chooses to attempt to exercise such remedies. These notes are reported in "Current portion of notes payable" at April 30, 2005.


ITEM 4. Submission of Matters to a Vote of Security Holders

     None

ITEM 5. Other Information

     None.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits
                Exhibit 31.1  Section 302 Certification for
                              Frank E. Williams, III
                Exhibit 31.2  Section 302 Certification for
                              Christ H. Manos
                Exhibit 32.1  Section 906 Certification for
                              Frank E. Williams, III and Christ H. Manos
                Exhibit 99    Press release dated
                              June 14, 2005

(b) Reports on Form 8-K

     None






Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

June 14 , 2005           Williams Industries, Incorporated
                         ---------------------------------
                                 Registrant
                         /s/ Frank E. Williams, III
                         ---------------------------------
                         Frank E. Williams, III
                         Chairman of the Board, President,
                         Chief Executive Officer,
                         Chief Financial Officer