Form 10-K
period 2005-07-31
WILLIAMS INDUSTRIES INC
filed 2005-10-17
CIK 107294

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               Form 10-K
(Mark One)

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the Fiscal Year Ended July 31, 2005
                                OR
(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from    to

                   Commission  File  No.  0-8190
                --------------------------------------
                  Williams Industries, Incorporated
     (Exact name of Registrant as specified in its charter)
          Virginia                             54-0899518
  (State or other jurisdiction of           (I.R.S. Employer
  incorporation or organization)            Identification No.)

     8624 J.D. Reading Drive            Manassas, Virginia  20109
          (Address of principal executive offices)(Zip Code)
              P.O. Box 1770 Manassas, Virginia 20108
   (Mailing address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code
                           (703) 335-7800
                --------------------------------------
     Securities registered pursuant to Section 12(b) of the Act:
                                  None
     Securities registered pursuant to Section 12 (g) of the Act:
                    Common Stock,  $0.10 Par Value
                           (Title of Class)
                --------------------------------------
    Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ( X ) NO ( )

    Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

     Indicate by check mark whether the registrant is an
accelerated filer (as defined in Rule 12b-2 of the Act).
                      (  ) Yes    ( X ) No

    Aggregate market value of voting stock held by non-affiliates of the Registrant, based on last sale price as reported on January
31, 2005.                                        $ 6,745,687

    Shares outstanding at September 22, 2005       3,649,735

    The following document is incorporated herein by reference thereto in response to the information required by Part III of this report (information about officers and directors):

    Proxy Statement Relating to Annual Meeting to be held November
5, 2005.

                         Table of Contents

Part I:

Item 1.          Business. . . . . . . . . . . . . . . . . .   1
Item 2.          Properties. . . . . . . . . . . . . . . . .  10
Item 3.          Legal Proceedings . . . . . . . . . . . . .  10
Item 4.          Submission of Matters to a Vote of
                    Security Holders . . . . . . . . . . . .  10

Part II:

Item 5.          Market for the Registrant's Common Stock
                    And Related Security Holder Matters. . .  11
Item 6.          Selected Financial Data . . . . . . . . . .  11
Item 7.          Management's Discussion and Analysis
                    Of Financial Condition and
                    Results of Operations  . . . . . . . . .  13
Item 7A.          Quantitative and Qualitative Disclosures
                    About Market Risk  . . . . . . . . . . .  24
Item 8.          Financial Statements and Supplementary Data  24
Item 9.          Disagreements on Accounting and
                    Financial Disclosure . . . . . . . . . .  24


Part III:

Item 10.          Directors and Executive Officers of
                    The Registrant . . . . . . . . . . . . .  24
Item 11.          Executive Compensation. . . . . . . . . . . 24
Item 12.          Security Ownership of Certain
                    Beneficial Owners and Management . . . .  24
Item 13.          Certain Relationships and Related
                    Matters  . . . . . . . . . . . . . . . .  24
Item 14.          Controls and Procedures . . . . . . . . . . 24

Part IV:

Item 15.          Exhibits, Financial Statement Schedules
                    And Reports on Form 8-K  . . . . . . . .  25





PART I

Item 1. Business

A.  General Development of Business

     Williams Industries, Incorporated (the Company) is a leader in the construction services market, providing specialized services to customers in the commercial, industrial, institutional, and governmental markets. These services are provided by operating subsidiaries in two segments, manufacturing and construction.

     The Company's manufacturing segment has three operating subsidiaries. Williams Bridge Company, providing fabricated steel plate girders and rolled steel beams for bridges, operates plants in Manassas and Richmond, Virginia. S.I.P., Inc. of Delaware (S.I.P.) manufactures "stay-in-place" metal bridge decking from plants in Wilmington, Delaware and Gadsden, Alabama. Piedmont Metal Products, Inc. fabricates light structural steel and other metal products from its plant in Bedford, Virginia. Demand for the majority of the Company's products and services remained weak during Fiscal 2005 as steel prices remained high and Congress still failed to pass an extension of the Transportation Equity Act for the 21st Century (TEA-21). Without new federal money in the infrastructure pipeline, spending by state and local governments was extremely limited. On August 10, 2005, President George Bush signed the "Safe, Accountable, Flexible, Efficient Transportation Equity Act: A Legacy for Users" (SAFETEA-LU). This act provides $244.1 billion for highways, highway safety, and public transportation funding allocated over the years 2005-2009.

     During the year ended July 31, 2005, the Company negotiated a short-term extension of its lease on its Bessemer, Alabama facility to allow for an orderly shutdown and liquidation. The Company is required by the lease to purchase the plant equipment, owned by the landlord, for $500,000. The Company has a guaranteed price contract with an auction company to sell the equipment and pay the proceeds, $410,000, to the landlord under the terms of the lease. The remaining balance due the landlord has been accrued by the Company and is included in "Other accrued expenses". The operations at the plant were terminated and once the auction is completed and the equipment moved, the lease will be terminated.

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



B.  Financial Information About Industry Segments

     The Company's activities are divided into three broad c categories: (1) Construction, which includes industrial, commercial and governmental construction, construction services such as rigging, the construction, repair and rehabilitation of bridges and the rental of heavy construction equipment (2) Manufacturing, which includes the fabrication of metal products; and (3) Other, which includes risk management operations and parent company transactions with unaffiliated parties. Financial information about these segments is contained in Note 11 of the Notes to Consolidated Financial Statements. The following table sets forth the percentage of total revenue attributable to these categories for the years ended July 31, 2005, 2004, and 2003:

                     Fiscal Year Ended July 31,
                    2005        2004        2003
                   ------      ------      ------
Manufacturing        61%         61%         65%
Construction         39%         39%         34%
Other                 0%          0%          1%

The percentages of total revenue will continue to change as market conditions or new business opportunities warrant.

     For the year ended July 31, 2005, there were two customers that accounted for 33% and 17% of consolidated revenues. Two customers accounted for 55% and 27% of manufacturing revenue and one customer accounted for 15% of construction revenue. For the year ended July 31, 2004, one customer accounted for 16% of consolidated revenue and 26% of manufacturing revenue. Three other customers accounted for 17%, 11% and 10% of construction revenue. For the year ended July 31, 2003, no single customer accounted for more than 10% of consolidated revenue.

C. Narrative Description of Business

1. Manufacturing

     The Company's fabricated products include welded steel plate girders and rolled beams used in the construction of bridges and other projects, "Stay-In-Place" metal bridge deck forms used in bridge construction, and light structural metal products. The Company had obtained raw materials from a variety of sources, on a competitive basis, and was generally not dependent on any one source of supply. However, consolidation of the steel industry and shortages of raw materials needed to make steel has caused critical reductions in the sources for heavy steel plate and galvanized steel coils, leaving the Company vulnerable to disruptions in supplies.

     Facilities in this segment are predominately open shop.
Management believes that its labor relations in this segment are good.

     Competition in this segment, based on price, quality and service, is intense. Revenue derived from any particular customer fluctuates significantly from year to year. For the year ended July 31, 2005, two customers accounted for 55% and 27% of manufacturing revenues. For the year ended July 31, 2004, one customer accounted for more than 26% of manufacturing revenues.

     The Company's bridge girder subsidiary is dependent upon one supplier of rolled steel plate whose cost accounted for more than 26% of consolidated revenue. The Company's stay-in-place metal bridge deck company is highly dependent on one vendor of galvanized rolled steel, whose cost accounted for more than 5% of the Company's total revenue. The Company maintains good relations with these vendors, generally receiving orders on a timely basis at reasonable costs for their markets. If relations with these vendors were to deteriorate or the vendors were to go out of business, the Company would have trouble meeting production deadlines in its contracts. Other major suppliers of these products have limited excess production available to "new" customers.

a. Steel Manufacturing

     The Company, through its subsidiary, Williams Bridge Company, operates two plants for the fabrication of steel girders and other components used in the construction, repair and rehabilitation of highway bridges and grade separations.

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

     Each plant has immediate rail access and is located near an interstate highway. Each facility has internal and external handling equipment, modern fabrication equipment and large storage and assembly areas. Williams Bridge Company maintains American Institute of Steel Construction certifications for various steel building structures and all bridge structure and paint classifications.

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

     The Company owns and leases a wide variety of cranes and trucks, which are used to perform its contracts. When equipment is not used by the Company for steel and precast concrete erection or the transportation of manufactured materials, it is rented or leased to outside customers.

     Labor generally is obtained in the area where the particular project is located; however, labor in the construction segment has been in tremendous demand in recent years and shortages have occurred. The Company has developed a number of outreach programs, including an apprenticeship program and language training opportunities, to make employment with the Company more accessible.

     The primary basis on which the Company is awarded construction contracts is price, since most projects are awarded on the basis of competitive bidding. While there are numerous competitors for commercial and industrial construction in the Company's geographic areas, the Company remains one of the larger and more diversified companies in its areas of operations. For the year ended July 31, 2005, one customer accounted for 15% of construction revenues.

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

     The Company employs between 250 and 500 employees. Many are employed on an hourly basis for specific projects, with the actual number varying according to the seasons and timing of contracts. At July 31, 2005 the Company had 343 employees, as compared to July 31, 2004 when there were 385. Included in these totals were 16 and 37 employees, respectively, subject to collective bargaining agreements. Generally, the Company believes it has a good relationship with its employees.

b. Insurance

Liability Coverage
------------------
     Primary liability coverage for the Company and its subsidiaries is provided by a policy of insurance with limits of $1,000,000 per occurrence and a $2,000,000 aggregate. The Company also carries an "umbrella" policy that provides limits of $5,000,000 in excess of the primary. The primary policy has a $10,000 deductible per occurrence. If additional coverage is required on a specific project, the Company makes those purchases.

     Management routinely evaluates these coverages and expenditures and makes modifications as necessary.

Workers' Compensation Coverage
------------------------------

     During the year ended July 31, 2005, the Company had a "loss sensitive" workers' compensation insurance program. When the program was renewed on February 1, 2005, management reverted to a "conventional" insurance program. Under the "loss sensitive" programs that were in place for the past several years, the Company accrued workers' compensation insurance expense based on estimates of its costs under the programs, and then adjusted these estimates based on claims experience. Under the "conventional" insurance program, the Company accrued expense based on rates applicable to payroll classifications, which are fixed at the time of the policy issuance.

     The Company maintains an aggressive safety inspection and training program, designed to provide a safe work place for employees and minimize difficulties for employees, their families and the Company, should an accident occur.

4.  Backlog Disclosure

     As of July 31, 2005, the Company's backlog was approximately $39 million, compared to $60 million at July 31, 2004 and $58 million at July 31, 2003. The backlog decreased as the Company's segments worked on two main projects, the outer loop of the Woodrow Wilson Bridge and the I-95/395/495 Springfield Interchange (Springfield) contracts, both outside of Washington DC. Subsequent to the year ended July 31, 2005, the contract on the Springfield project was modified, reducing the Company's backlog on that project by approximately $5 million. The Company has had limited success in obtaining new projects in bridge girder operation as the market was depressed by a number of factors, including the failure of the U.S. Congress to enact a new highway transportation bill. Subsequent to July 31, 2005, a new highway bill was passed. Approximately $4.2 million of the $39 million backlog is long term in nature and not expected to be realized as revenue during the fiscal year ending July 31, 2006.

5.  Working Capital Requirements

     The Company's line of credit with United Bank of approximately $2.5 million matured on May 5, 2005. The Company subsequently received a Notice of Loan Defaults dated May 12, 2005. As a result of the Notice, the debts to United Bank, aggregating approximately $5.5 million, were accelerated and became due and payable in full. The Company entered into a Forbearance Agreement on June 30, 2005. Under the agreement, United Bank agreed to forbear from enforcing the original terms of its Loan and Security Agreement until February 28, 2006, on the following conditions:

All amounts owing through June 30, 2005, be paid at closing. This included approximately $200,000 of principal and $100,000 of interest and fees. Approximately $200,000 was generated through the sale of property, located in Bedford, Virginia, to the City of Bedford, under an option granted in July 2004.

The Company agreed to grant United Bank a First Mortgage in its Wilmington, Delaware property, valued at $750,000, to be recorded not later than July 15, 2005. Within 60 days, the Lender will obtain a fair market value appraisal, and to the extent the appraisal is lower than $750,000, this would constitute an event of default under the Forbearance Agreement. The Lender agreed that such default could be cured if Frank E. Williams, Jr. agrees personally to guarantee the shortfall.

The Williams Family Limited Partnership (WFLP), an affiliated entity controlled by Frank E. Williams, Jr. and beneficially owned by Williams family members, including Mr. Williams, Jr. and his sons, Company President and CEO Frank E. Williams, III and Vice President H. Arthur Williams, agreed to pledge an additional $1 million of the value of property leased by WFLP to the Company adjoining the Company's facility near Manassas, Virginia, to the Lender as additional collateral. The property, assessed for tax purposes in excess of $1.4 million (the Wellington Parcel), is leased by the Company with an option to buy 10 of the 17 acres. The Wellington Parcel is subject to a mortgage in favor of the Lender on which $400,000 is owed by WFLP. The WFLP has agreed to the increase of the Deed of Trust to $1.4 million, such instrument to be recorded not later than July 15, 2005. Within 60 days, the Lender will obtain a fair value appraisal, and to the extent the appraisal is lower than $1.4 million, that would constitute an event of default under the Forbearance Agreement. The Lender Agreed that such default could be cured if Frank E. Williams, Jr. agrees personally to guarantee the shortfall.

     Subsequent to July 31, 2005, the Company sold its Richmond, Virginia property to the Company's founder and largest shareholder, and leased it back with an option to buy it back for the same price for which it was sold. The sale will be treated as a financing activity and the gain on sale of approximately $1.7 million will be treated as a liability of the Company. The proceeds from the sale of $2.75 million were used to pay: approximately $835,000 on the first mortgage note to Wachovia Bank, $750,000 to United Bank under the First Amendment to Forbearance Agreement extending the Company's Forbearance period to March 6, 2006 and $688,000 for related party notes payable due to the purchaser of the property. The remaining $477,000 was used to pay related closing costs and fund the operations of the Company.

     As a result of payment and other alleged defaults, CitiCapital threatened foreclosure and sale of their collateral on two heavy lift cranes, one owned and one leased by the Company. The Company entered into a forbearance agreement providing for settlement of late charges and personal property taxes, monthly payments, and reimbursement of legal fees, providing that the Company pay off the accounts by November 1, 2005, without penalty, and December 1, 2005, with a 1% penalty. The crane that is owned has a book value of approximately $970,000 and a note payable of $870,000. There may be additional liability to the Company on the leased crane should it be returned to the lessor.

     HSBC Business Credit has a suit pending for approximately $900,000 for non-payment on a lease for a heavy lift crane and a specialized trailer with a value of approximately $200,000 less than the amount claimed by the lessor. Trial has been set for October 24, 2005 The Company is attempting to settle this account with the lessor on the best terms available.

     As a result of payment and other alleged defaults, Provident Leasing threatened foreclosure and sale of a heavy lift crane leased by the Company. The Company entered into a forbearance agreement providing for monthly payments until January 15, 2006, when the account is due in full. In the event the lessor pursues its remedies, the Company expects that there may be an additional liability of up to $100,000 The Company intends to settle this account with the lessor on the best terms available.

     The Company's plan is to find alternate financing to replace the United Bank Debt. This may include conventional, asset-based and equity-based instruments. The Company is discussing some of these alternatives with several lenders. If necessary, the Company may sell assets including heavy lift cranes and land to raise the capital needed to meet the debt obligation.

     Due to the acceleration of the Company's debt with United
Bank on its line of credit, and other lenders with whom the Company is in default, the Company had a working capital deficit of approximately $3.2 million at July 31, 2005.

     From time to time, the Company will be required to maintain inventory at increased levels to assure timely delivery of its product and to maintain manufacturing efficiencies in its plants. Historically, to minimize the use of the Company's lines of credit, the Company had established special payment terms, including "pay when paid" agreements, with many of its principal suppliers. In the past year, these terms have been modified or eliminated by many suppliers, placing a strain on the Company's cash flow. However, in many jurisdictions, the Company is also able to bill for raw materials and for stored completed products on many projects.

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

     Revenue Recognition - Revenues and earnings from contracts are recognized for financial statement purposes using the percentage-of-completion method; therefore, revenue includes that percentage of the total contract price that the cost of the work completed to date bears to the estimated final cost of the contract. Estimated contract earnings are reviewed and revised periodically, by project managers, who are responsible for each job, comparing the progress of the work to the budgets originally prepared by the estimators of the Company, as the work progresses, and the cumulative effect of any change in estimate is recognized in the period in which the estimate changes. Retentions on contract billings are minimal and are generally collected within one year. When a loss is anticipated on a contract, the entire amount of the loss is provided for in the current period.
Contract claims are recorded as revenue at the lower of excess costs incurred or the net realizable amount after deduction of estimated costs of collection. Additional contract revenue from contract claims are recorded when claims are expected to result in additional contract revenue and the amount can be reliably estimated. Management considers the following conditions when determining whether a contract claim can be recorded as revenue
(a) the contract or other evidence provides a legal basis for the claim; or a legal opinion has been obtained, stating that under the circumstances there is a reasonable basis to support the claim
(b) additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the Company's performance (c) costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed, and (d) The evidence supporting the claim is objective and verifiable.

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

     Allowance for Doubtful Accounts - Allowances for uncollectible accounts and notes receivable are provided on the basis of specific identification. Management reviews accounts and notes receivable on a current basis and provides allowances when collections are in doubt. Receivables are considered past due if the outstanding invoice is more than 45 days old. A receivable is written off when it is deemed uncollectible. Recoveries of previously written off receivables are recorded when cash is received.

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

     Deferred Taxes - The Company records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying
Consolidated Balance Sheets, as well as operating loss and tax credit carry forwards. The Company evaluates the recoverability of any tax assets recorded on the balance sheet and provides any allowances management deems appropriate. The carrying value of the net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Consolidated Statements of Operations. In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carry back opportunities, and tax planning strategies in making the assessment. The Company evaluates the ability to realize the deferred tax assets and assesses the need for additional valuation allowances quarterly. Due to the Company's losses in the years ended July 31, 2005, 2004 and 2003, management believed that it was more likely than not that all of the deferred tax asset would not be realized in the future and as such, the Company reserved the Deferred tax asset of $3.1 million in the year ended July 31, 2005.

     Workers' Compensation - The Company maintains an aggressive safety inspection and training program, designed to provide a safe work place for employees and minimize difficulties for employees, their families and the Company, should an accident occur. Prior to February 2005, the Company had a "loss sensitive" workers' compensation insurance program. When the program was renewed on February 1, 2005, management reverted to a "conventional" insurance program. Under the "loss sensitive" program the Company accrues workers' compensation insurance expense based on estimates of its costs under the program, and then adjusts these estimates based on claims experience. When claims occur, the Company's safety director works with the insurance companies and the injured employees to minimize the long-term effect of a claim. Company personnel review specific claims history and insurance carrier reserves to adjust reserves for individual claims. Under the "conventional" insurance program, the Company accrues expense based on rates applicable to payroll classifications, which are fixed at the time of the policy issuance.

 Item 2.   Properties

     At July 31, 2005, the Company owned approximately 84 acres of industrial property, some of which is not developed but may be
used for future expansion.   Approximately 39 acres are near
Manassas, in Prince William County, Virginia; 27 acres are in Richmond, Virginia; and 18 acres in Bedford, in Virginia's Piedmont section between Lynchburg and Roanoke. During the year ended July 31, 2005, the Company sold six acres of its land in Bedford, Virginia, recognizing a gain of $225,000 shown as other income on its consolidated statements of operations.

     The Company owns and leases numerous large cranes, tractors and trailers and other equipment. During the year ended July 31, 2005, the Company acquired two cranes it previously leased for $1.9 million.

     Subsequent to July 31, 2005, the Company sold its Richmond, Virginia property to the Company's founder and largest shareholder, and leased it back with an option to buy it back for the same price for which it was sold. The sale will be treated as a financing activity and the gain on sale of approximately $1.7 million will be treated as a liability of the Company. The proceeds from the sale of $2.75 million were used to pay: approximately $835,000 on the first mortgage note to Wachovia Bank, $750,000 to United Bank under the First Amendment to Forbearance Agreement extending the Company's Forbearance period to March 6, 2006 and $688,000 for related party notes payable due to the purchaser of the property. The remaining $477,000 was used to pay related closing costs and fund the operations of the Company.

Item 3.  Legal Proceedings

General

     The Company is party to various claims arising in the ordinary course of business. Generally, claims exposure in the construction industry consists of employment claims of various types, workers compensation, personal injury, products' liability and property damage. In the opinion of management and the Company's legal counsel, such proceedings are substantially covered by insurance, and the ultimate disposition of such proceedings are not expected to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

 8/1/03   11/1/03   2/1/04   5/1/04    8/1/04   11/1/04  2/1/05   5/1/05
10/31/03  1/31/04   4/30/04  7/31/04  10/31/04  1/31/05  4/30/05   7/31/05
----------------------------------------------------------------------------
 $3.76     $5.99    $5.49     $5.48     $4.09    $4.09    $3.89     $3.75
 $3.27     $3.21    $3.40     $3.25     $3.32    $3.34    $3.40     $3.31

     The prices shown reflect published prices, without retail mark-up, markdown, or commissions and may not necessarily reflect actual transactions.

     The Company paid no cash dividends during the years ended July 31, 2005 or 2004. Further, there are certain covenants in the Company's current credit agreements that prohibit cash dividends without the lenders' permission.

     At July 31, 2005, there were 437 holders of record of the Common Stock.

                    Equity Compensation Plan Information
=============================================================================
                           Number of        Weighted       Number of
                           securities        average       securities
                           to be issued   exercise price   remaining
                           upon exercise  of outstanding   available
                          of outstanding    options,       for future
                            options,        warrants       issuance
                            warrants       and rights
                           and rights.
=============================================================================
                               (a)              (b)            (c)
Equity compensation plans
approved by security holders   200,000          $4.06        113,500  (1)

Equity compensation plans
not approved by security        70,000          $3.83             0 (2) (3)
holders

Total                          270,000          $3.67        113,500
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

                  SELECTED CONSOLIDATED FINANCIAL DATA
                  (In millions, except per share data)

                                        YEAR ENDED JULY 31,
                             ------------------------------------------------
                               2005      2004      2003      2002      2001
                             --------  --------  --------  --------  --------
Statements of Operations Data:
Revenue:
  Construction                 $18.8    $20.8     $18.0      $22.2     $22.3
  Manufacturing                 29.5     32.9      34.4       34.0      27.2
  Other Revenue                  0.3      0.2       0.3        0.3       1.0
                             --------  --------  --------  --------  --------
Total Revenue                  $48.6    $53.9     $52.7      $56.5     $50.5
                             ========  ========  ========  ========  ========

Gross Profit:
  Construction                  $5.0     $5.5      $4.3       $6.4      $8.0
  Manufacturing                  2.2     10.3      10.8       13.7       9.9
  Other                          0.3      0.2       0.3        0.3       1.1
                             --------  --------  --------  --------  --------
Total Gross Profit              $7.5    $16.0     $15.4      $20.4     $19.0
                             ========  ========  ========  ========  ========
Other Income:                   $0.2    $  -      $  -       $ 0.1     $ 0.1
Expense:
  Overhead                      $6.5     $7.3      $6.8       $6.8      $5.2
  General and Administrative     7.3      7.3       7.4        8.8       8.5
  Depreciation                   2.1      2.0       1.8        1.6       1.6
  Interest                       0.9      0.7       0.6        0.7       0.8
  Income Tax Provision (Benefit) 3.1     (0.5)     (0.3)       1.0       0.4
                             --------  --------  --------  --------  --------
Total Expense                  $19.9    $16.8     $16.3      $18.9     $16.5
                             --------  --------  --------  --------  --------

(Loss) Earnings Before Minority
  Interest, Equity Earnings
  and Extraordinary Item      $(12.2)   $(0.8)    $(0.9)      $1.6      $2.6
Minority Interest and
  Equity Earnings                 -        -         -          -       (0.1)
                             --------  --------  --------  --------  --------
(Loss) Earnings Before
  Extraordinary Item          $(12.2)   $(0.8)    $(0.9)      $1.6      $2.5
Extraordinary Item
  Gain on Extinguishment
  of Debt                        0.8       -         -          -         -
                             --------  --------  --------  --------  --------
Net (Loss) Earnings           $(11.4)   $(0.8)    $(0.9)      $1.6      $2.5
                             ========  ========  ========  ========  ========

(Loss) Earnings Per Share:
 Basic:
  From Continuing Operations  ($3.35)  ($0.22)   ($0.26)     $0.45     $0.70
   Extraordinary Item -
    Gain on Extinguishment
    of Debt                    $0.23   $  -      $  -       $  -       $  -
                             --------  --------  --------  --------  --------
(Loss) Earnings Per Share -
 Basic:                       ($3.12)   ($0.22)   ($0.26)    $0.45     $0.70
                             --------  --------  --------  --------  --------
 Diluted:
  From Continuing Operations  ($3.35)   ($0.22)   ($0.26)    $0.45     $0.70
   Extraordinary Item -
    Gain on Extinguishment
    of Debt                    $0.23    $  -      $  -       $  -      $  -
                             --------  --------  --------  --------  --------
(Loss) Earnings Per Share -
    Diluted:                  ($3.12)   ($0.22)   ($0.26)    $0.45     $0.70
                             ========  ========  ========  ========  ========

Balance Sheet Data (at end of year):

Total Assets                   $35.5     $42.1     $40.5     $42.2     $37.7
Long Term Obligations            3.5       5.2       7.6       7.6       7.0
Total Liabilities               30.5      25.8      23.5      24.3      21.5
Stockholders' Equity             4.9      16.2      16.8      17.7      16.2

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

     The Company's construction activities are focused in Maryland, Virginia, and the District of Columbia. The Company continues to service areas on the east coast and southeastern United States from its manufacturing facilities. The Company closed one of the leased facilities in Alabama and continued to operate a second facility there.

     The Company has derived a significant portion of its revenues from three customers. For the year ended July 31, 2005, Archer Western Contractors, LTD. accounted for 33% of total revenues and 54% of manufacturing revenues; Virginia Approach Contractors accounted for 17% of total revenues and 27% of manufacturing revenues; and Southern Iron Works accounted for 15% of construction revenues.

     The year ended July 31, 2005 was very difficult for the Company as it recorded an $11.4 million loss. While revenues decreased approximately 10%, gross profit decreased over 53% due to increased material costs in its manufacturing segment, operational inefficiencies related particularly to one major contract and increased workers' compensation costs for prior year policy claims. The delay in enacting a new infrastructure spending bill for the country limited the number of jobs the Company's bridge girder operation was able to bid, contributing to the decline in the Company's backlog of $21 million.

     Dramatic increases in steel prices continued to create severe hardships for the Company on its two major projects, the Woodrow Wilson Bridge and Springfield Interchange. Cash flow considerations became critical.

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

     Included in the loss was a $3.1 million increase in the valuation allowance against the Company's deferred income tax asset. In evaluating the Company's ability to recover its deferred tax asset, the Company considered all available positive and negative evidence including its past operating results, the existence of cumulative losses in the most recent fiscal years and its forecast of future taxable income. In determining future taxable income, the Company utilized estimates, including the amount of state and federal pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These estimates require significant judgments consistent with the plans and estimates the Company uses to manage the underlying businesses. Due to the Company's continued losses in the current year and its history of losses for the past three years, the Company increased the valuation allowance on its deferred tax asset to make the value of the asset zero.

     During the year ended July 31, 2005, the Company negotiated a short-term extension of its lease on its Bessemer, Alabama facility to allow for an orderly shutdown and liquidation. The Company is required by the lease to purchase the plant equipment, owned by the landlord, for $500,000. The Company has a guaranteed price contract with an auction company to sell the equipment and pay the proceeds, $410,000, to the landlord under the terms of the lease. The remaining balance due the landlord has been accrued by the Company and is included in "Other accrued expenses". The operations at the plant were terminated and once the auction is completed and the equipment moved, the lease will be terminated.

     During the year ended July 31, 2005, the Company had a "loss sensitive" workers' compensation insurance program. When the program was renewed on February 1, 2005, management reverted to a "conventional" insurance program. Under the "loss sensitive" program, the Company accrues workers' compensation insurance expense based on estimates of its costs under the program, and then adjusts these estimates based on claims experience. During the year ended July 31, 2005, the Company recorded an additional $1.5 million in expense related to claims under the "loss sensitive" program. Under the "conventional" insurance program, the Company records accrued expense based on rates applicable to payroll classifications, which are fixed at the time of the policy issuance.

     Although not certain, management anticipates growth in the next four to five years in the Company's manufacturing segment due to increased governmental demand for highway projects, and due to opportunities occurring in the industrial and institutional construction markets. On August 10, 2005, the President of the United States signed the "Safe, Accountable, Flexible, Efficient Transportation Equity Act: A Legacy for Users"(SAFETEA-LU), the countries highway and transportation improvement program for 2005-2009. Spending under SAFETEA-Lu will support highway programs in the Company's market areas. At the same time, there is still uncertainty in the price and availability of raw steel products.

     Subsequent to the year ended July 31, 2005, the Company's bridge girder subsidiary negotiated a change to its contract for the I-95/395/495 Springfield Interchange Project in Virginia to supply girders. The original contract for $26 million, which was being performed at a loss, was reduced by $5 million to $21 million. The Company has approximately $5.5 million in cost remaining on the contract. The Company has recognized the projected loss of $1.1 million over the remaining life of the contract in its Consolidated Statements of Operations for the year ended July 31, 2005.

Financial Condition

     Between July 31, 2004 and July 31, 2005, the following changes occurred:

     The Company's Cash and cash equivalents and Restricted cash decreased $1.5 million. The Company used cash to fund operations and pay down debt. Restricted cash decreased $1 million as the Company paid expenses related to its workers' compensation claims for years prior to February 1, 2005.

     Accounts receivable decreased approximately $3 million. Contract receivables decreased $2.7 million, as the manufacturing segment collected cash for material purchases and completed work on its two major contracts.

     Trade receivables declined by approximately $300,000 related to maintenance and rehabilitation jobs. These receivables are relatively short-term contracts. Other receivables increased approximately $300,000. Additionally, the Company established a contract claim receivable for $650,000 related to contract revenues in the construction segment in the year ended July 31, 2004. The claim was approved by our customer. The Company believes this claim will be collected during the year ending July 31, 2006.

     Inventory increased by $118,000 as the Company's manufacturing segment purchased material to complete its major contract, the Woodrow Wilson Bridge near Washington, DC. While the cost of steel remains high, the Company has material on hand to meet immediate needs. The Company may face shortages due to higher steel prices and delivery delays from the steel mills.

     Prepaid expenses increased $421,000 as the Company prepaid workers' compensation insurance premiums during the year.

     Property and Equipment, At Cost increased $490,000 as the Company: refinanced two cranes, previously leased, at a cost of $1.9 million; and purchased other miscellaneous equipment. The Company retired fully depreciated equipment with an original cost of $2.2 million.

     Deferred income taxes decreased $3.1 million. In evaluating the Company's ability to recover its deferred tax assets, the Company considered all available positive and negative evidence including its past operating results, the existence of cumulative losses in the most recent fiscal years and its forecast of future taxable income. In determining future taxable income, the Company utilized estimates, including the amount of state and federal pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These estimates require significant judgments consistent with the plans and estimates the Company uses to manage the underlying businesses. Due to the Company's continued losses in the current year and its history of losses for the past three years, the Company increased the valuation allowance on its deferred tax assets to reduce the book value of the asset to zero.

     Other assets decreased $286,000 as the Company reclassified costs, which had previously been deferred, to Property and Equipment, At Cost and reduced long-term notes receivable by collections and the reclassification of one note for $136,0000 to current Notes Receivable.

     Notes payable increased $2.7 million. The Company borrowed approximately $7.7 million, $1.8 million of which was used to fund the purchase of two cranes the Company had previously leased, $841,000 was used to refinance the Company's Industrial Revenue Bond on its Richmond, Virginia facility and $5.1 million was used to fund short-term operations. The Company paid back $5 million related to short term borrowing, mainly from operations.

     Accounts payable increased by $289,000.

     Accrued compensation and related liabilities decreased $202,000 related to the shut down of the manufacturing plant in Alabama and reduced hours worked in the various plants.

     Billings in excess of costs and estimated earnings on uncompleted contracts, and Costs and estimated earning in excess of billings on uncompleted contracts, increased a net amount of $2.4 million as a result of timing of the revenue recognition on a mix of contracts in process.

     Other accrued expenses decreased $716,000. The Company wrote off $828,000 of debt on which the statute of limitations had run while it accrued costs in its subsidiaries related to various obligations.

     Stockholders' equity decreased $11.3 million due to operating losses of $11.4 million. One Company director exercised options to buy 2,500 shares of stock for approximately $8,000. The Company issued 10,950 shares of stock as director compensation for $43,200. Finally, employees purchased 1,348 shares for approximately $8,000 under the Company's Employee Stock Purchase Plan.

Bonding

     The Company has traditionally relied on its reputation to acquire work and will continue to do so. However, the Company recognizes that it may be necessary to provide bonds to customers unfamiliar with the Company. The Company does not have a comprehensive bonding program with a primary underwriter. Although the Company's ability to bond work is somewhat limited, management believes it has not lost any work due to bonding limitations.

Liquidity and Capital Resources

     Williams Industries, Incorporated (the Company) is facing a liquidity and business crisis, after suffering operating losses for several quarters, tapping its available sources of operating cash, and borrowing in excess of $2 million from its largest shareholder. The Company is operating under a Forbearance Agreement with its major lender pursuant to which approximately $4.4 million is scheduled to be repaid by March 6, 2006. In addition, the Company is in default of nearly all of its other debts and leases by virtue of failing to make scheduled payments in a timely fashion. Because of the Company's financial condition and poor market conditions in its areas of operation, there is a significant risk that the Company may not be able to book additional work to maintain its level of operations. The Company operates in an industry where such problems are common, and where there are large risks related to estimating and performing work and collecting amounts earned. It is likely that the Company may continue to suffer operating losses and have difficulty meeting its obligations. Management is pursuing a number of contingency plans to address these issues and increase the chances that the Company will survive. These plans include negotiations with lenders and customers, sale of equipment and real property, asset- and stock-based credit facilities, and the sale, shut-down reorganization or liquidation of one or more subsidiaries. Management has not ruled out any measure that may be necessary to protect the Company's assets and preserve shareholder value.

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

     The manufacturing and construction segments reported operating losses for fiscal 2005. The manufacturing segment reported a $7.1 million operating loss mainly related to steel price increases, the modification of the Company's I-95/395/495 Springfield Interchange (Springfield) contract and the close down or the Bessemer, Alabama plant. With the close down of the plant and the modification of the contract, it is anticipated that the manufacturing segment may generate positive cash flow from operations in the future. While steel prices have stabilized, should additional increases be imposed, cash flow would be affected. The construction segment reported a $366,000 operational loss, which included the $1.1 million in expense related to workers' compensation claims for prior years' policies. It is anticipated that the construction segment may generate positive cash flow from operations in the short term based on its current backlog and its ability to collect accounts receivable.

     The Company used $1.8 million in cash from operations during the year ended July 31, 2005. The Company used $1.5 million to fund the purchase of two cranes, which had previously been leased, for approximately $1.9 million. The Company provided net cash from financing activities of $2.7 million, $1.8 million related to financing crane purchases. Cash and cash equivalents decreased approximately $579,000 from $1.3 million at July 31, 2003 to $764,000 at July 31, 2004.

     Due to the current status the outstanding debt with United Bank and Wachovia Bank, as described below, the Company has negative working capital of $3.2 million at July 31, 2005. The Company will be required to repay approximately $5.1 million by the third quarter of fiscal 2006.

     For the three years ended July 31, 2005, 2004 and 2003, the Company has operated at a loss. During the fiscal years 2004 and 2003, the Company generated cash to cover its operational activities, and along with its accumulated cash, was able to fund its financing and investing activities. During fiscal 2005, operations used more cash than it generated requiring the Company to borrow from various sources including related party loans approximating $2.4 million.

     The Company refinanced its note related to its Industrial Revenue Bond on its Richmond, Virginia property. The note was in default due to inadequate debt covenant coverage ratios related to the Company's losses and working capital. The new note, for approximately $841,000, was financed at the prime rate of interest plus 3 percent, with monthly payments of $8,000 through August 2005, at which time the balance on the note was payable in full. The note is reported in the "Current portion of notes payable" at July 31, 2005. Subsequent to July 31, 2005, the note was paid in full from the proceeds of the sale-leaseback of the Company's Richmond, Virginia plant to Frank E. Williams, Jr. (See Note 17 of the accompanying financial statements - Subsequent Events)

     The Company's line of credit with United Bank of approximately $2.5 million matured on May 5, 2005. The Company subsequently received a Notice of Loan Defaults dated May 12, 2005. As a result of the Notice, the debts to United Bank, aggregating approximately $5.4 million, were accelerated and are now due and payable in full. The Company entered into a Forbearance Agreement on June 30, 2005. Under the agreement, United Bank agreed to forbear from enforcing the original terms of its Loan and Security Agreement until February 28, 2006, on the following conditions:

All amounts owing through June 30, 2005, be paid at closing. This included approximately $200,000 of principal and $100,000 of interest and fees. Approximately $200,000 was generated through the sale of property, located in Bedford, Virginia, to the City of Bedford, under an option granted in July 2004.

The Company agreed to grant United Bank a First Mortgage in its Wilmington, Delaware property, valued at $750,000, to be recorded not later than July 15, 2005. Within 60 days, the Lender will obtain a fair market value appraisal, and to the extent the appraisal is lower than $750,000, this would constitute an event of default under the Forbearance Agreement. The Lender agreed that such default could be cured if Frank E. Williams, Jr. agrees personally to guarantee the shortfall.

The Williams Family Limited Partnership (WFLP), an affiliated entity controlled by Frank E. Williams, Jr. and beneficially owned by Williams family members, including Mr. Williams, Jr. and his sons, Company President and CEO Frank E. Williams, III and Vice President H. Arthur Williams, agreed to pledge an additional $1 million of the value of property leased by WFLP to the Company adjoining the Company's facility near Manassas, Virginia, to the Lender as additional collateral. The property, assessed for tax purposes in excess of $1.4 million (the Wellington Parcel), is leased by the Company with an option to buy 10 of the 17 acres. The Wellington Parcel is subject to a mortgage in favor of the Lender on which $400,000 is owed by WFLP. The WFLP has agreed to the increase of the Deed of Trust to $1.4 million, such instrument to be recorded not later than July 15, 2005. Within 60 days, the Lender will obtain a fair value appraisal, and to the extent the appraisal is lower than $1.4 million, that would constitute an event of default under the Forbearance Agreement. The Lender Agreed that such default could be cured if Frank E. Williams, Jr. agrees personally to guarantee the shortfall.

The initial forbearance period extends through September 30, 2005. By that date, the Company intends to pay the Lender $750,000, upon which the Lender has agreed to extend the forbearance through February 28, 2006. This payment is personally guaranteed by Frank E. Williams, Jr.

During the Forbearance period, the Lender has agreed to accept monthly payments of interest only on notes aggregating $4.3 million, while payments on the remaining debt of approximately $500,000 will continue as if acceleration had not occurred.

     Subsequent to July 31, 2005, the Company entered into a First Amendment to Forbearance Agreement, which modified the Forbearance Agreement as follows:

(1) The Company paid the sum of $750,000 to United Bank, of which $242,000 was applied to outstanding payments, including principal, interest, fees and costs, and $508,000 was applied to principal. The lender agreed to defer the remainder of the September 30, 2005 principal curtailment until the maturity of the agreement. The $750,000 principal curtailment was personally guaranteed by Company founder, largest shareholder and Director Frank E. Williams, Jr., whose guaranty continues to apply to the $242,000 payment deferred by the lender.

(2) The maturity date of the agreement was extended slightly, from February 28, 2006, to March 6, 2006.

     The payments to United Bank reduced the amount owed to approximately $4.4 million, of which the Company expects to pay interest only on $4.2 million through maturity; the balance requires principal payments of approximately $10,000 per month.

     In addition to the specific defaults listed, the Company's construction segment is in arrears on its payments under substantially all of its notes payable and leases, although, except as disclosed specifically, the lenders and lessors have not taken action to accelerate the indebtedness, foreclose on collateral or terminate the subject leases.

     In order to fund the repayment of the United Bank notes, the Company is pursuing various financing options, including conventional, asset-based, and equity secured financing. Management realizes that the cost of debt may be higher than normal market rates. Should other financing options not materialize, the Company has identified certain assets that could be available for sale, including ten heavy lift cranes, with an estimated market value of $3 million, which may generate net proceeds of approximately $600,000. The Company is reviewing its land, especially in Manassas, Virginia to identify its highest and best use. Management feels that if the property was to be sold, enough cash might be generated to pay off debt and allow the Company to relocate, if necessary. These assets have not been segregated from other assets and are currently being used in operations.

     While the Company feels that operations will provide cash flows in fiscal 2006, conditions in the areas in which it works could create risks where the Company would have difficulty estimating and performing work, and collecting amounts earned. The factors discussed previously have raised substantial doubt about the Company's ability to continue as a going concern. The Company's plans are detailed in Note 17 of notes to the consolidated financial statements.

Operations

     The Company's manufacturing subsidiaries continued to struggle during the year ended July 31, 2005. The problem of high steel prices, which doubled in the past 20 months, limited steel supply sources and losses resulting from ongoing operations have put a strain on the segment's cash flows and their ability to operate efficiently. Highway infrastructure spending under state budgets was limited as Congress continued to delay reauthorizing the Transportation Equity Act for the 21st Century (TEA 21). This decreased the number of new projects and depressed contract pricing below acceptable levels for the Company, thus reducing the contract backlog.

     Workers' compensation claims, related to older policy years where the Company had potential liability, continued to affect operations. Additional claims expense under these policies exceeded $1.5 million in the year ended July 31, 2005.

     Management expects additional consolidation of resources, including both personnel and equipment reductions, will occur as the Company strives for a more efficient configuration for market conditions.

1.  Fiscal Year 2005 Compared to Fiscal Year 2004

     During the year ended July 31, 2005 the Company continued to feel the affects of the steel "crisis" which began in December 2003. The Company's bridge girder subsidiary was most affected as it mainly produced its two major contracts, the Woodrow Wilson Bridge project and the I-95/395/495 Springfield Interchange Project in Virginia. These projects were both contracted prior to the steel price increases. Steel prices doubled contributing approximately $4.5 million to the loss. The I-95/395/495 Springfield Interchange Project, which accounted for 56% of manufacturing revenues, operated at a loss for the year. The Bessemer, Alabama plant, now closed down, recorded a $1.3 million loss for the fiscal year.

     Subsequent to the year ended July 31, 2005, the Company's bridge girder subsidiary negotiated a change to its contract for the I-95/395/495 Springfield Interchange Project in Virginia to supply girders. The original contract for $26 million, which was being performed at a loss, was reduced by $5 million to $21 million. The Company has approximately $5.5 million in cost remaining on the contract. The Company has recognized the projected loss, over the remaining life of the contract, of $1.1 million in its Consolidated Statements of Operations for the year ended July 31, 2005.

     The Company lost $11.4 million, or $3.12 per share, on revenues of $48.6 million for the year ended July 31, 2005, compared to a loss of $780,000, or $0.22 per share, on revenues of $53.9 million for the year ended July 31, 2004.

     Revenues decreased by $5.3 million. Manufacturing segment revenues decreased by $3.4 million due to the closing of the Bessemer, Alabama plant and because of steel delivery delays affecting the segment's stay-in-place decking operation. Construction segment revenue decreased $2 million as the segment's backlog decreased reducing the jobs that were available to work.

     Gross Profit decreased approximately $8.5 million. The construction segment's gross profit decreased $500,000 on decreased revenues and increased workers' compensation insurance expenses related to prior years' claims. The manufacturing segment's gross profit decreased approximately $8.1 million due to increased material costs, inefficiencies due to material shortages, costs associated with the final close down of the Bessemer, Alabama plant and costs associated with the I-95/395/495 Springfield Interchange Project in Virginia. Competition continues to impact the segment's ability to book additional work to rebuild its backlog.

     Overhead decreased by $706,000, mainly related to the manufacturing segment's close down of its Bessemer, Alabama plant.

     General and administrative expenses remained constant.

     Depreciation increased $86,000, due to crane purchases in the construction segment. A portion of the increase was offset by a reduction of lease expense, which is included in Direct Costs on the Consolidated Statements of Operations.

     Interest expense increased $194,000, due to higher interest rates on short-term borrowing and increased debt on equipment purchases. The Company, under its "conventional" workers' compensation insurance program, was required to finance, approximately, $1.7 million for premiums at February 1, 2005. Under its prior "loss sensitive" program, costs were paid out of operating cash flow as expenses were incurred.

     Deferred income taxes decreased $3.1 million. In evaluating the Company's ability to recover its deferred tax assets, the Company considered all available positive and negative evidence including its past operating results, the existence of cumulative losses in the most recent fiscal years and its forecast of future taxable income. In determining future taxable income, the Company utilized estimates, including the amount of state and federal pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These estimates require significant judgments consistent with the plans and estimates the Company uses to manage the underlying businesses. Due to the Company's continued losses in the current year and its history of losses for the past three years, the Company increased the valuation allowance on its deferred tax assets by $500,000 during the Company's second quarter and reserved the remaining balance in the Company's third quarter to make the value of the asset zero.

     The Company recognized income of $828,000 on the write-off of debt on which the statute of limitations had run. The debt was a bank loan, which was personally obtained by Frank E. Williams, Jr. for the Company, and for which he was indemnified by the Company. In 1995, Mr. Williams, Jr. was subsequently released from the loan by the bank, leaving the Company directly liable. The bank failed to pursue collection of the loan, and in the opinion of counsel, the bank is now precluded from collection of this debt. The gain on the write-off of the debt is shown as Extraordinary Item "Gain on extinguishment of debt" on the Consolidated Statements of Operations. In prior periods, the debt had been carried in "Other liabilities" on the Balance Sheet.

2.  Fiscal Year 2004 Compared to Fiscal Year 2003

     The year ended July 31, 2004 was filled with much uncertainty. In September 2003, Hurricane Isabel hit the central Atlantic area, closing the Company's Richmond plant for more than a week. In December 2003, the steel "crisis" began with steel prices doubling over the next eight months and deliveries being delayed as demand exceeded supply. During the fiscal year, the Transportation Equity Act for the 21st Century (TEA-21) expired. This bill was the major source of spending on infrastructure throughout the United States, contributing to the bridge operation's success. Although modest infrastructure spending extensions occurred on five occasions, until new, comprehensive legislation was passed by Congress, work would continue to be slow in the bridge market.

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

3.  Fiscal Year 2003 Compared to Fiscal Year 2002

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

     The income tax (benefit) provision decreased $1.3 million for the year ended July 31, 2003 due primarily to the Company's losses


Off-Balance Sheet Arrangements

     Except as shown below in Aggregate Contractual Obligations and in Note 13, Leases, the Company has no off balance sheet arrangements.

 Aggregate Contractual Obligations

     The table below summarizes the payment timetable for certain contractual obligations of the Company.

(Amounts in thousand $)                    Payments Due By Period
                                      ---------------------------------------
                                       Less Than   1-3     3-5   More Than
Contractual Obligations       Total     1 Year    Years   Years   5 Years
------------------------------------------------------------------------------
Long Term Debt               $13,217     $9,705   $1,950   $1,562     $-
Capital Lease Obligation          55         55      -        -        -
Operating Leases               2,236        852    1,012      372      -
                             -------    -------   ------   ------   ------
Total                        $15,508    $10,612   $2,962   $1,934     $-
                             =======    =======   ======   ======   ======



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

     The information below summarizes Williams Industries, Inc.'s sensitivity to market risks associated with fluctuations in interest rates as of July 31, 2005. To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity of the Company's credit facilities in effect at July 31, 2005.
Notes 6 and 13 to the Consolidated Financial Statements contain descriptions of the Company's credit facilities and should be read in conjunction with the table below.

Interest Rate Sensitivity on Notes Payable
Financial Instruments by Expected Maturity Date
(In thousands except interest rate)
                                                       2010 and         Fair
Year Ending July 31,     2006    2007    2008    2009   After    Total  Value
                        ------  ------  ------  ------  ------  ------  ------
Variable Rate Notes    $5,367   $297     $130     $51    $-     $5,845  $5,845
Average Interest Rate    7.94%  7.09%    7.10%   7.25%   0.00%   7.87%

Fixed Rate Notes        $4,393  $755     $768   $1,239   $272   $7,427  $7,427
Average Interest Rate    6.86%  6.62%    6.62%   6.62%   6.70%   6.76%

Item 8.    Financial Statements and Supplementary Data

     (See pages which follow.)

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosures.

     None

Part III

     Pursuant to General Instruction G(3)of Form 10-K, the information required by Part III (Items 10, 11, 12 and 13) is hereby incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, in connection with the Company's Annual Meeting of Shareholders scheduled to be held November 5, 2005.


Item 14.  Controls and Procedures

     As of July 31, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including Chief Executive Officer (CEO) and Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and Controller, concluded that the disclosure controls and procedures were effective as of July 31, 2005. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to July 31, 2005.

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

     The Company is required to comply with Section 404 of the Sarbanes-Oxley Act with the year ended July 31, 2007. Management has begun the documentation of key controls for the operation of the Company as part of having an effective control environment over disclosure and financial reporting. These controls, and management's assessment of these controls, will be audited by the Company's independent auditing firm, who will issue their opinion of the controls and the control environment.

Part IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

The following documents are filed as a part of this report:

1. Consolidated Financial Statements of Williams Industries, Incorporated and Reports of Independent Registered Public Accounting Firms.

     Report of McGladrey & Pullen, LLP

     Report of Aronson & Company

     Consolidated Balance Sheets as of July 31, 2005 and 2004.

     Consolidated Statements of Operations for the Years Ended
          July 31, 2005, 2004, and 2003.

     Consolidated Statements of Stockholders' Equity for the Years Ended
          July 31, 2005, 2004, and 2003.

     Consolidated Statements of Cash Flows for the Years Ended
          July 31, 2005, 2004, and 2003.

     Notes to Consolidated Financial Statements for the Years Ended
          July 31, 2005, 2004, and 2003.

     Schedule II -- Valuation and Qualifying Accounts for the Years Ended July 31, 2005, 2004, and 2003 of Williams Industries, Incorporated.

     (All included in this report in response to Item 8.)

2.  (a) Schedules to be Filed by Amendment to this Report

          NONE

    (b) Exhibits:

             Exhibit 3    Articles of Incorporation and By-Laws
                          Articles of Incorporation: incorporated by reference to Exhibit 3(a) of the Company's 10-K for the fiscal year ended July 31, 1989.
                          By-Laws: incorporated by reference to Exhibit 3 of the Company's 8-K filed September 4, 1998.
             Exhibit 14   Code of Ethics
             Exhibit 21   Subsidiaries of the Company (see below)
             Exhibit 23.1 Consent of Independent Registered Public
                          Accounting Firm for McGladrey and Pullen, LLP
             Exhibit 23.2 Consent of Independent Registered Public
                          Accounting Firm for Aronson & Company
             Exhibit 31.1 Section 302 Certification for Christ H. Manos
             Exhibit 31.2 Section 302 Certification for Frank E. Williams, III
             Exhibit 32.1 Section 906 Certification for Christ H. Manos
             Exhibit 32.2 Section 906 Certification for Frank E. Williams, III

     (c)  Reports on Form 8K

                          (1) June 30, 2005
                              Item 1. Entry into a Material Definitive
                              Agreement Announcing the execution of a
                              Forbearance Agreement With United Bank.
                              Item 9. Forbearance Agreement dated June 30,
                              2005.

                          (2) September 27, 2005
                              Item 2.01. Announcing the sale and lease back agreement, with Frank E. Williams, Jr., of the property in Richmond, Virginia.

                          (3) October 3, 2005
                              Item 1.  Announcing the extension of the
                              Company's Forbearance Agreement with United Bank to March 6, 1006.
                              Item 9.  First Amendment to Forbearance
                              Agreement dated September 29, 2005.

                 WILLIAMS INDUSTRIES, INCORPORATED


                       Table of Contents



Reports of Independent Registered Public
     Accounting Firms

          McGladrey & Pullen LLP                         29

          Aronson and Company                            30

CONSOLIDATED FINANCIAL STATEMENTS FOR
THE YEARS ENDED JULY 31, 2005, 2004, AND 2003:

     Consolidated Balance Sheets as of
     July 31, 2005 and 2004                              31

     Consolidated Statements of Operations for the
     Years Ended July 31, 2005, 2004, and 2003           33

     Consolidated Statements of Stockholders'
     Equity for the Years Ended
     July 31, 2005, 2004, and 2003                       34

     Consolidated Statements of Cash Flows for
     the Years Ended July 31, 2005, 2004, and 2003       35

     Notes to Consolidated Financial Statements          36

Schedule II - Valuation and Qualifying Accounts          60

Signatures and Certifications                            61

Report of Independent Registered Public Accounting Firm



To the Board of Directors and Stockholders
Williams Industries, Incorporated
Manassas, Virginia


We have audited the accompanying Consolidated Balance Sheets of Williams Industries, Incorporated as of July 31, 2005 and 2004, and the related Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for the years then ended. Our audits also included the financial statement schedule for the years ended July 31, 2005 and 2004 listed in the Index at
Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Williams Industries, Incorporated as of July 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the years ended July 31, 2005 and 2004, when considered in relation to the basic consolidated financial statements, taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit of $3.2 million at July 31, 2005. The Company has entered into a Forbearance Agreement with one of its primary lenders, which has accelerated certain debt. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note
17. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ McGladrey & Pullen LLP

McGladrey & Pullen LLP
Alexandria, Virginia
October 6, 2005

Report of Independent Registered Public Accounting Firm



To the Board of Directors and Stockholders
Williams Industries, Incorporated
Manassas, Virginia


We have audited the accompanying Consolidated Statements of Operations, Stockholders' Equity and Cash Flows of Williams Industries, Incorporated for the year ended July 31, 2003. Our audit also included the financial statement schedule listed in Item 15 for the year ended July 31, 2003. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Williams Industries, Incorporated for the year ended July 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




/s/ Aronson & Company

ARONSON & COMPANY
Rockville, Maryland
September 5, 2003

                      WILLIAMS INDUSTRIES, INCORPORATED
                         CONSOLIDATED BALANCE SHEETS
                        AS OF JULY  31, 2005 AND 2004
($000 Omitted)
                                   ASSETS
                                 ----------

                                               2005          2004
                                            ----------    ----------
CURRENT ASSETS
Cash and cash equivalents                    $   764       $ 1,343
Restricted cash                                  -           1,003
Accounts receivable, (net of allowances
      for doubtful accounts of $1,976
      in 2005 and $1,204 in 2004):
  Contracts
      Open accounts                           11,623        14,530
      Retainage                                  424           533
  Trade                                        1,378         1,721
  Other                                        1,007           674
                                            ----------    ----------
         Total accounts receivable - net      14,432        17,458
                                            ----------    ----------

Inventory                                      5,251         5,133
Costs and estimated earnings in excess
     of billings on uncompleted contracts      1,517         1,161
Prepaid expenses                               1,834         1,413
                                            ----------    ----------
              Total current assets            23,798        27,511
                                            ----------    ----------

PROPERTY AND EQUIPMENT, AT COST               25,091        24,601
      Accumulated depreciation               (13,486)      (13,486)
                                            ----------    ----------
               Property and equipment, net    11,605        11,115
                                            ----------    ----------
OTHER ASSETS
  Deferred income taxes                          -           3,089
  Other                                          133           419
                                            ----------    ----------
                 Total other assets              133         3,508
                                            ----------    ----------

TOTAL ASSETS                                $ 35,536      $ 42,134
                                            ==========    ==========

            See Notes To Consolidated Financial Statements.

                    WILLIAMS INDUSTRIES, INCORPORATED
                       CONSOLIDATED BALANCE SHEETS
                      AS OF JULY  31, 2005 AND 2004
($000 Omitted)
                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 --------------------------------------
                                               2005          2004
                                            ----------    ----------
CURRENT LIABILITIES
Current portion of notes payable            $  9,760      $  5,390
Accounts payable                               8,388         8,099
Accrued compensation and related liabilities     595           797
Billings in excess of costs and estimated
        earnings on uncompleted contracts      6,343         3,633
Deferred income                                    9            19
Other accrued expenses                         1,872         2,588
Income taxes payable                               7             6
                                            ----------    ----------
                   Total current liabilities  26,974        20,532
LONG-TERM DEBT
Notes payable, less current portion            3,512         5,229
                                            ----------    ----------
                   Total liabilities          30,486        25,761
                                            ----------    ----------
MINORITY INTERESTS                               172           180
                                            ----------    ----------

COMMITMENTS AND CONTINGENCIES  (Note 13)        -             -

STOCKHOLDERS' EQUITY
Common stock - $0.10 par value,
      10,000,000 shares authorized;
      3,649,535 and 3,633,655 shares
      issued and outstanding                     365           363
Additional paid-in capital                    16,594        16,537
Accumulated (deficit) earnings               (12,081)         (707)
                                            ----------    ----------
     Total stockholders' equity                4,878        16,193
                                            ----------    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 35,536      $ 42,134
                                            ==========    ==========

             See Notes To Consolidated Financial Statements.

                   WILLIAMS INDUSTRIES, INCORPORATED
                CONSOLIDATED STATEMENTS OF OPERATIONS
              YEARS ENDED JULY 31, 2005, 2004 and 2003
($000 omitted except earnings per share)
                                             2005        2004        2003
                                          ----------  ----------  ----------
REVENUE:
     Construction                          $ 18,783    $ 20,776   $ 17,968
     Manufacturing                           29,498      32,884     34,439
     Other revenue                              291         224        264
                                          ----------  ----------  ----------
          Total revenue                      48,572      53,884     52,671
                                          ----------  ----------  ----------
DIRECT COSTS:
     Construction                            13,805      15,298     13,665
     Manufacturing                           27,305      22,596     23,627
                                          ----------  ----------  ----------
          Total direct costs                 41,110      37,894     37,292
                                          ----------  ----------  ----------
GROSS PROFIT                                  7,462      15,990     15,379
                                          ----------  ----------  ----------
OTHER INCOME                                    221         -          -
                                          ----------  ----------  ----------
EXPENSES:
     Overhead                                 6,547      7,253       6,830
     General and administrative               7,293      7,301       7,444
     Depreciation and amortization            2,074      1,988       1,771
     Interest                                   860        666         614
                                          ----------  ----------  ----------
          Total expenses                     16,774     17,208      16,659
                                          ----------  ----------  ----------

LOSS BEFORE INCOME TAXES, MINORITY
          INTERESTS AND EXTRAORDINARY ITEM   (9,091)    (1,218)     (1,280)

INCOME TAX PROVISION (BENEFIT)                3,089       (461)       (359)
                                          ----------  ----------  ----------
LOSS BEFORE MINORITY INTERESTS
           AND EXTRAORDINARY ITEM           (12,180)      (757)       (921)

            Minority Interest                   (22)       (23)        (15)
                                          ----------  ----------  ----------
LOSS BEFORE EXTRAORDINARY ITEM              (12,202)      (780)       (936)

EXTRAORDINARY ITEM
      Gain on extinguishment of debt            828        -           -
                                          ----------  ----------  ----------
NET LOSS                                   $(11,374)   $  (780)    $  (936)
                                          ==========  ==========  ==========
LOSS PER COMMON SHARE:
  Basic
    Continuing Operations                   $ (3.35)   $ (0.22)    $ (0.26)
    Extraordinary Item                         0.23        -           -
                                          ----------  ----------  ----------
    LOSS PER COMMON SHARE-BASIC             $ (3.12)   $ (0.22)    $ (0.26)
                                          ==========  ==========  ==========
  Diluted
    Continuing Operations                   $ (3.35)   $ (0.22)    $ (0.26)
    Extraordinary Item                         0.23        -           -
                                          ----------  ----------  ----------
    LOSS PER COMMON SHARE-DILUTED           $ (3.12)   $ (0.22)    $ (0.26)
                                          ==========  ==========  ==========

                 See Notes To Consolidated Financial Statements.

                      WILLIAMS INDUSTRIES, INCORPORATED
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED JULY 31, 2005, 2004 and 2003
(000 0mitted)
                                            Additional  Accumulated
                           Number   Common   Paid-In     Earnings
                         of Shares   Stock   Capital     (Deficit)    Total
                         ---------  ------  ----------  ----------  ---------
BALANCE, AUGUST 1, 2002     3,574   $ 358     $16,348     $ 1,009    $17,715
 Issuance of stock             19       2          73        -            75
 Repurchase of stock           (6)     (1)        (31)       -           (32)
 Net loss for the year *      -        -         -           (936)      (936)
                         ---------  ------  ----------  ----------  ---------
BALANCE, JULY 31, 2003      3,587     359      16,390          73     16,822
 Issuance of stock             47       4         147        -           151
 Net loss for the year *      -       -          -           (780)      (780)
                         ---------  ------  ----------  ----------  ---------
BALANCE, JULY 31, 2004      3,634     363      16,537        (707)    16,193
 Issuance of stock             16       2          57         -           59
 Net loss for the year *      -       -          -        (11,374)   (11,374)
                         ---------  ------  ----------  ----------  ---------
BALANCE, JULY 31, 2005      3,650   $ 365     $16,594    $(12,081)   $ 4,878
                          ========  ======  ==========  ==========  =========
* There were no items of other comprehensive income during the year.



            See Notes To Consolidated Financial Statements.

                      WILLIAMS INDUSTRIES, INCORPORATED
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED JULY 31, 2005, 2004 AND 2003
($000 Omitted)
                                             2005        2004        2003
                                          ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                 $(11,374)   $   (780)   $   (936)
  Adjustments to reconcile net loss to net
      cash (used in) provided by
      operating activities:
    Depreciation and amortization             2,074       1,988       1,771
    Increase (decrease)
      in allowance for doubtful accounts        772        (324)        842
    Loss (gain) on disposal of
      property, plant and equipment             (77)          1         -
    Decrease (increase) in
      deferred income tax assets              3,089        (465)       (378)
    Minority interest in earnings                22          23          15
    Gain on extinguishment of debt             (828)        -           -
  Changes in assets and liabilities:
    Decrease (increase) in
      open contracts receivable               2,182      (1,181)        656
    Decrease (increase) in contract retainage   109         (23)        146
    Decrease (increase) in trade receivables    296         528        (714)
    (Increase) decrease in other receivables   (333)        (72)        415
    Decrease (increase) in inventory           (118)     (1,712)      1,445
    (Increase) decrease in costs and estimated
       earnings in excess of billings on
       uncompleted contracts                   (356)      1,978      (1,630)
    Increase (decrease) in billings in excess
       of costs and estimated earnings on
       uncompleted contracts                  2,710        (954)        483
    (Increase) decrease in prepaid expenses    (421)        354         496
    Decrease in other assets                    286         181         936
    Increase in accounts payable                289       2,689         510
    Decrease in accrued compensation
        and related liabilities                (202)        (84)       (977)
    Decrease in deferred income                 (10)         (9)        (72)
    (Decrease) increase in
        other accrued expenses                  112        (947)         73
    (Decrease) increase in income taxes payable   1           6        (137)
                                          ----------  ----------  ----------
NET CASH (USED IN) PROVIDED BY
    OPERATING ACTIVITIES                     (1,777)      1,197       2,944
                                          ----------  ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property,
      plant and equipment                    (2,712)     (3,023)     (3,829)
   Decrease (increase) in restricted cash     1,003        (952)         (1)
   Proceeds from sale of
      property, plant and equipment             225           1         -
   Purchase of subsidiary                       -           -           (53)
   Purchase of certificates of deposit          -           -          (306)
   Maturities of certificates of deposit        -           417         594
                                          ----------  ----------  ----------
NET CASH USED IN INVESTING ACTIVITIES        (1,484)     (3,557)     (3,595)
                                          ----------  ----------  ----------
`
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                   7,674       4,187       4,907
   Repayments of notes payable               (5,021)     (2,628)     (5,616)
   Issuance of common stock                      59         151          75
   Repurchase of common stock                   -           -           (32)
   Minority interest dividends                  (30)        (30)        (40)
                                          ----------  ----------  ----------
NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                      2,682       1,680        (706)
                                          ----------  ----------  ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS      (579)       (680)     (1,357)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR  1,343       2,023       3,380
                                          ----------  ----------  ----------
CASH AND CASH EQUIVALENTS, END OF YEAR      $   764     $ 1,343     $ 2,023
                                          ==========  ==========  ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (SEE NOTE 14)

             See Notes To Consolidated Financial Statements.

                      WILLIAMS INDUSTRIES, INCORPORATED

                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   YEARS ENDED
                          JULY 31, 2005, 2004 AND 2003

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

     Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas that involve the use of management estimates and assumptions, which are more susceptible to change in the near term, include estimating completion costs for contracts in progress and estimating claims for workers' compensation.

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

     Impairment of Long-Lived Assets - In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company evaluates the potential impairment of long-lived assets based on projections of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying value amount of an asset may not be fully recoverable. Management believes no material impairment of its assets exists at July 31, 2005.

     (Loss) Earnings Per Common Share - "(Loss) Earnings Per Common Share-Basic" is based on the weighted average number of shares outstanding during the year. "(Loss) Earnings Per Common Share-Diluted" is based on the shares outstanding and the weighted average of common stock equivalents outstanding, which consisted of stock options during the years ended July 31, 2002 and 2005. For the years ended July 31, 2003 and 2005, loss per common share - diluted does not include common stock equivalents since the effect would be anti-dilutive. For the year ended July 31, 2004, there were no stock equivalents issued, and the effect, if included, would be anti-dilutive.

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

     Allowance for Doubtful Accounts - Allowances for uncollectible accounts and notes receivable are provided on the basis of specific identification. Management reviews accounts and notes receivable on a current basis and provides allowances when collections are in doubt. Receivables are considered past due if the outstanding invoice is more than 45 days old. A receivable is written off when it is deemed uncollectible. Recoveries of previously written off receivables are recorded when cash is received.

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

     Restricted Cash - The Company's restricted cash was invested in short-term, highly liquid investments. Under the term of the Company's Industrial Revenue Bond (IRB), the Company was required to make monthly payments into an escrow account, from which the annual payment on the IRB were automatically made. The Company was also required to maintain letters of credit backed by certificates of deposit to support the Company's workers' compensation programs. These certificates of deposit total approximately $950,000 at July 31, 2004. The carrying amount approximates fair value because of the short-term maturity of these investments.

     Contract Claims - The Company maintains procedures for review and evaluation of performance on its contracts. Occasionally, the Company will incur certain excess costs due to circumstances not anticipated at the time the project was bid. These costs may be attributed to delays, changed conditions, defective engineering or specifications, interference by other parties in the performance of the contracts, and other similar conditions for which the Company believes it is entitled to reimbursement by the owner, general contractor, or other participants. These claims are recorded as revenue at the lower of excess costs incurred or the estimated net realizable amount after deduction of estimated costs of collection.

     Stock-Based Compensation - At July 31, 2005, the Company had two stock-based compensation plans, which are described more fully in Note 10. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(in thousands except loss per share)         2005        2004        2003
                                          ----------  ----------  ----------
Net Loss, as reported                      $(11,374)   $  (780)    $  (936)
Deduct: Total stock-based employee
   Compensation under fair value
   based method for all awards,
   net of related tax effects                   (43)      -            (34)
                                          ----------  ----------  ----------
Pro forma Net Loss                         $(11,417)     $(780)      $(970)
                                          ==========  ==========  ==========
Loss per share:
   Basic - as reported                       $(3.12)    $(0.22)     $(0.26)
                                          ==========  ==========  ==========
   Basic - pro forma                         $(3.12)    $(0.22)     $(0.27)
                                          ==========  ==========  ==========

   Diluted - as reported                     $(3.12)    $(0.22)     $(0.26)
                                          ==========  ==========  ==========
   Diluted - pro forma                       $(3.12)    $(0.22)     $(0.26)
                                          ==========  ==========  ==========

     Fair Value of Financial Instruments - The carrying amount of notes payable approximates the fair value of the notes based upon interest rates for debt currently available with similar terms and remaining maturities.

     Workers' Compensation Claims - The Company maintains an aggressive safety inspection and training program, designed to provide a safe work place for employees and minimize difficulties for employees, their families and the Company, should an accident occur. Prior to February 2005, the Company had a "loss sensitive" workers' compensation insurance program. When the program was renewed on February 1, 2005, management reverted to a "conventional" insurance program. Under the "loss sensitive" program the Company accrues workers' compensation insurance expense based on estimates of its costs under the program, and then adjusts these estimates based on claims experience. When claims occur, the Company's safety director works with the insurance companies and the injured employees to minimize the long-term effect of a claim. Company personnel review specific claims history and insurance carrier reserves to adjust reserves for individual claims. Under the "conventional" insurance program, the Company accrues expense based on rates applicable to payroll classifications, which are fixed at the time of the policy issuance.

     Reclassifications - Certain reclassifications of prior years' amounts have been made to conform to the current years' presentation. These reclassifications had no effect on the prior years' reported net loss.


RECENT ACCOUNTING PRONOUNCEMENTS:

     In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123R). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS 123R. SFAS 123R is effective for the Company's second quarter of fiscal 2006. The Company has selected the Black-Scholes option-pricing model as the most appropriate fair-value method for awards and will recognize compensation cost on a straight-line basis over the awards' vesting periods. The Company expects that the adoption of SFAS 123R will have a material impact on our results of operations. However, uncertainties, including the Company's stock-based compensation strategy, stock price volatility, estimated forfeitures and employee stock option behavior, make it difficult to determine whether the stock-based compensation expense that will be incurred in future periods will be similar to the SFAS 123R pro forma expense disclosed in Note 1 to the Consolidated Financial Statements

     In November 2004, the FASB issued Statement No. 151, "Inventory Costs". This statement requires that the accounting for abnormal costs, in some circumstances, be recognized as a current period expense. The implementation of this guidance is not expected to have any impact on the Company's consolidated financial statements.

     In December 2004, the FASB issued Statement No. 153, "Exchanges of Nonmonetary Assets", which amends APB Opinion No. 29. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The implementation of this guidance is not expected to have any impact on the Company's consolidated financial statements.

     In May 2005, the FASB issued Statement No. 154, " Accounting Changes and Error Corrections". This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period affected or the cumulative affect of the change. Then the change would be made prospectively. The implementation of this guidance is not expected to have any impact on the Company's consolidated financial statements.



1.     LOSS PER COMMON SHARE

     The Company calculates loss per share in accordance with SFAS No. 128, "Earnings Per Share". Loss per share was as follows:

 Year-ended July 31,                         2005        2004        2003
                                          ----------  ----------  ----------

  Loss Per Share - Basic                   ($3.12)     ($0.22)      ($0.26)
  Loss Per Share - Diluted                 ($3.12)     ($0.22)      ($0.26)

 The following is a reconciliation of the amounts used in calculating the basic and diluted loss per share(in thousands):

 Year-ended July 31,                         2005        2004        2003
                                          ----------  ----------  ----------
  Loss - (numerator)
  Net loss - basic                        $(11,374)     $(780)      $(936)
                                          ==========  ==========  ==========
Shares - (denominator)
  Weighted average shares
    outstanding - basic                      3,643      3,612       3,577
  Effect of dilutive securities: Options      -          -           -
                                          ----------  ----------  ----------
                                             3,643      3,612       3,577


2.     CONTRACT CLAIMS

     There was one contract claim receivable for $650,000 at July 31, 2005 and 2004. The claim represents the amount to be paid the Company by its customer upon final settlement of all change orders and claims by the customer with the owner of the project. The Company believes the claim will be collected during the fiscal year ending July 31, 2006.


3.     RELATED-PARTY TRANSACTIONS

     Mr. Frank E. Williams, Jr., who owns or controls approximately 45% of the Company's stock at July 31, 2005, and is a director of the Company, also owns controlling interests in the outstanding stock of Williams Enterprises of Georgia, Inc., and Structural Concrete Products, LLC. Additionally, Mr. Williams, Jr. owns a substantial interest in Bosworth Steel Erectors, Inc. Revenue earned and costs incurred with these entities during the three years ended July 31, 2005, 2004 and 2003 are reflected below. In addition, amounts receivable and payable to these entities at July 31, 2005 and 2004 are reflected below.

(in thousands)                               2005        2004        2003
                                          ----------  ----------  ----------

Revenues                                   $1,158        $400      $2,442
Billings to entities                       $1,099        $380      $1,293
Costs and expenses incurred from             $319        $675      $1,478

                                             Balance July 31,
                                             2005        2004
                                          ----------  ----------
Accounts receivable                          $663        $650
Notes payable                                $667        $188
Accounts payable                             $400         $77
Billings in excess of costs and estimated
  earnings on uncompleted contracts           $82         $-
Accrued interest payable                     $106         $73

     In the year ended July 31, 2004, the Company borrowed $100,000 from Mr. Williams, Jr. to cover short-term cash requirements. The note is payable on demand with interest at the prime rate.

     In the year ended July 31, 2005, the Company borrowed $665,000 from Mr. Williams, Jr. to cover short-term cash requirements. The notes are payable on demand with interest ranging from the prime rate to the prime rate plus 1%.

     Subsequent to the year ended July 31, 2005, the Company sold its Richmond, Virginia property to Mr. Williams, Jr. and leased it back on a long-term basis, with an option to buy it back for the same price for which it was sold.

     The Company is obligated to the Williams Family Limited Partnership under a lease agreement for real property, adjacent to the Company's Manassas, Virginia facility, with an option to purchase. The partnership is controlled by individuals who own, directly or indirectly, approximately 49% of the Company's stock. The lease, which has an original term of five years and an extension option for five years, commenced February 15, 2000. The original term was extended one year to February 15, 2006. The lease contains an option to purchase up to ten acres at the "original pro-rata cost" of $567,500. The Company accrues annual lease payments of approximately $43,000.

     During the year ended July 31, 2005, the Company borrowed $1,861,000 from the partnership and repaid $580,000. Lease and interest expense for the three years ended July 31, 2005, 2004 and 2003 is reflected below. Additionally, Notes payable and Accounts payable, representing lease payments, and Accrued interest payable at July 31, 2005 and 2004 are reflected below.

(in thousands)                               2005        2004        2003
                                          ----------  ----------  ----------
Lease expense                                 $34         $78         $56
Interest expense                              $26         $13         $-

                                                      Balance July 31,
                                             2005        2004
                                          ----------  ----------
Notes payable                               $1,381       $100
Accounts payable                              $149       $116
Accrued interest payable                       $18       $-

     Subsequent to the year ended July 31, 2005, the Company borrowed $125,000 from the Williams Family Limited Partnership, payable on demand with interest at the prime rate.

     The Company sold its interest in Construction Insurance Agency, Inc.
(CIA) to George R. Pocock, a former officer of the Company, in 2001 and recorded a note receivable related to the sale. The note bears interest at 7.5%, is secured by the CIA stock and is due in monthly installments of installments of $2,374 including principal and interest, with a final payment of $138,812 due on October 31, 2005. At July 31, 2005 and 2004, the balance due on the note was $141,797 and $158,946, respectively.

     Costs incurred with CIA, for insurance premiums and brokerage fees, for the years ended July 31, 2005, 2004 and 2003 are reflected below. In addition, amounts payable at July 31, 2005 and 2004 are also reflected below.

(in thousands)                               2005        2004        2003
                                          ----------  ----------  ----------
General and administrative costs
                        incurred from        $381        $206        $231

                                             Balance July 31,
                                             2005        2004
                                          ----------  ----------
Accounts payable                             $116        $109


     Directors Frank E. Williams, Jr. and Stephen N. Ashman are shareholders and directors of a commercial bank from which the Company obtained a $240,000 note payable on December 23, 2002. The note is payable in sixty equal monthly payments of principal of $4,000 plus interest at 5.75% or the current Prime rate, whichever is greater. The note, which replaced an existing note payable that had a higher interest rate and payment, was negotiated at arms length under normal commercial terms. Interest expensed for the years ended July 31, 2005, 2004 and 2003 is reflected below. The balance outstanding at July 31, 2005 and 2004, which is reflected below, is included in Note 6, Unsecured:
Installment obligations.

(in thousands)                               2005        2004        2003
                                          ----------  ----------  ----------
Interest expense                              $11         $12          $9

                                             Balance July 31,
                                             2005        2004
                                          ----------  ----------
Note payable                                 $116        $164

     During the year ended July 31, 2002, the Company entered into an agreement with Alabama Structural Products (ASP), Inc., a subsidiary of a company controlled by Frank E. Williams, Jr., a Director of the Company, to lease a 21,000 square foot building in Gadsden, Alabama for the expansion of S.I.P. The lease payment is $2,500 per month. Additionally, the Company had a labor reimbursement agreement with ASP to provide labor to operate the Gadsden plant. The labor agreement was terminated during the year ended July 31, 2005.


Directors

     At July 31, 2005, the Company owed the non-employee members of the Board of Directors $72,000 for director and consulting fees.


4.     CONTRACTS IN PROCESS

     Comparative information with respect to contracts in process consisted of the following at July 31(in thousands):
                                                  2005          2004
                                               ----------    ----------
Costs incurred on uncompleted contracts         $34,880       $31,315
Estimated earnings                                5,493        10,761
                                               ----------    ----------
                                                 40,373        42,076
Less: Billings to date,  including
  outstanding claim receivable of $650,000      (45,199)      (44,548)
                                               ----------    ----------
                                                $(4,826)      $(2,472)
                                               ==========    ==========
Included in the accompanying balance sheet under the following captions:

Costs and estimated earnings in excess
    of billings on uncompleted contracts         $1,517        $1,161
Billings in excess of costs and estimated
    earnings on uncompleted contracts            (6,343)       (3,633)
                                               ----------    ----------
                                                $(4,826)      $(2,472)
                                               ==========    ==========

     Billings are based on specific contract terms that are negotiated on an individual contract basis and may provide for billings on a unit price, percentage-of-completion or milestone basis.


5.     PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at July 31 (in thousands):

                                                  2005          2004
                                               ----------    ----------
Land and buildings                               $6,088        $6,163
Automotive equipment                              1,863         1,811
Cranes and heavy equipment                       14,790        13,270
Tools and equipment                                 491         1,217
Office furniture and fixtures                       221           254
Leased property under capital leases                600           600
Leasehold improvements                            1,038         1,286
                                               ----------    ----------
                                                $25,091       $24,601
Less accumulated depreciation                   (13,486)      (13,486)
                                               ----------    ----------
Property and equipment, net                     $11,605       $11,115
                                               ==========    ==========




6.  NOTES AND LOANS PAYABLE

     Notes and loans payable consisted of the following at July 31 (in thousands):
                                                      2005          2004
                                                   ----------    ----------
Collateralized:
Loans payable to United Bank; collateralized
 by all real estate, inventory and equipment;
 monthly payments of principal plus interest
 at 8.7% fixed; due March 6, 2006                    $2,095       $2,264

Total Lines of Credit with United Bank;
 collateralized by all real estate, inventory
 and equipment; borrowings up to $2,500 available
 at July 31, 2005 and 2004 with monthly payments
 of interest only at prime plus .5%,
 due March 6, 2006                                    2,498        2,498

Loan payable to Wachovia; collateralized by
 Richmond real estate and equipment; monthly
 payments of principal plus interest                    834          -

Obligations under capital leases;
 collateralized by leased property; interest at
 8.34% for 2005 and 8.34% to 18.81% for 2004,
 payable in monthly installments through 2006            56          123

Installment obligations collateralized by
 machinery and equipment or all real estate;
 interest ranging to 9.5% for 2005 and to 9.74%
 for 2004; payable in varying monthly installments
 of principal and interest through 2010               4,693        4,327

Industrial Revenue Bond; collateralized by a
 letter of credit which in turn is collateralized
 by the Richmond, Virginia property;  variable
 interest based on third party calculations,
 1.52% at July 31, 2004                                 -            810

Unsecured:
Related party notes; interest from 6.25% to 10.0%
 for 2005 and 4.25% to 10% for 2004, due on demand    2,035          288

Installment obligations with interest rates from
 5.1% to 6.25% for 2005 and varying to 12% for 2004;
 due in varying monthly installments of principal
 and interest through 2008                            1,061          309
                                                   ----------    ----------
Total Notes Payable                                  13,272       10,619
Notes Payable - Long Term                            (3,512)      (5,229)
                                                   ----------    ----------
Current Portion                                      $9,760       $5,390
                                                   ==========    ==========

The Company's line of credit with United Bank of approximately $2.5 million matured on May 5, 2005. The Company subsequently received a Notice of Loan Defaults dated May 12, 2005. As a result of the Notice, the debts to United Bank, aggregating approximately $5.4 million, were accelerated and are now due and payable in full. The Company entered into a Forbearance Agreement on June 30, 2005. Under the agreement, United Bank agreed to forbear from enforcing the original terms of its Loan and Security Agreement until February 28, 2006, on the following conditions:

All amounts owing through June 30, 2005, be paid at closing. This included approximately $200,000 of principal and $100,000 of interest and fees. Approximately $200,000 was generated through the sale of property, located in Bedford, Virginia, to the City of Bedford, under an option granted in July 2004.

The Company agreed to grant United Bank a First Mortgage in its Wilmington, Delaware property, valued at $750,000, to be recorded not later than July 15, 2005. Within 60 days, the Lender will obtain a fair market value appraisal, and to the extent the appraisal is lower than $750,000, this would constitute an event of default under the Forbearance Agreement. The Lender agreed that such default could be cured if Frank E. Williams, Jr. agrees personally to guarantee the shortfall.

The Williams Family Limited Partnership (WFLP), an affiliated entity controlled by Frank E. Williams, Jr. and beneficially owned by Williams family members, including Mr. Williams, Jr. and his sons, Company President and CEO Frank E. Williams, III and Vice President H. Arthur Williams, agreed to pledge an additional $1 million of the value of property leased by WFLP to the Company adjoining the Company's facility near Manassas, Virginia, to the Lender as additional collateral. The property, assessed for tax purposes in excess of $1.4 million (the Wellington Parcel), is leased by the Company with an option to buy 10 of the 17 acres. The Wellington Parcel is subject to a mortgage in favor of the Lender on which $400,000 is owed by WFLP. The WFLP has agreed to the increase of the Deed of Trust to $1.4 million, such instrument to be recorded not later than July 15, 2005. Within 60 days, the Lender will obtain a fair value appraisal, and to the extent the appraisal is lower than $1.4 million, that would constitute an event of default under the Forbearance Agreement. The Lender Agreed that such default could be cured if Frank E. Williams, Jr. agrees personally to guarantee the shortfall.

The initial forbearance period extends through September 30, 2005. By that date, the Company intends to pay the Lender $750,000, upon which the Lender has agreed to extend the forbearance through February 28, 2006. This payment is personally guaranteed by Frank E. Williams, Jr.

During the Forbearance period, the Lender has agreed to accept monthly payments of interest only on notes aggregating $4.3 million, while payments on the remaining debt of approximately $500,000 will continue as if acceleration had not occurred.

     Subsequent to July 31, 2005, the Company entered into a First Amendment to Forbearance Agreement, which modified the Forbearance Agreement as follows:

(1) The Company paid the sum of $750,000 to United Bank, of which $242,000 was applied to outstanding payments, including principal, interest, fees and costs, and $508,000 was applied to principal. The lender agreed to defer the remainder of the September 30, 2005 principal curtailment until the maturity of the agreement. The $750,000 principal curtailment was personally guaranteed by Company founder, largest shareholder and Director Frank E. Williams, Jr., whose guaranty continues to apply to the $242,000 payment deferred by the lender.

(2) The maturity date of the agreement was extended slightly, from February 28, 2006, to March 6, 2006.

     The payments to United Bank reduced the amount owed to approximately $4.4 million, of which the Company expects to pay "interest only" on $4.2 million through maturity; the balance requires principal payments of approximately $10,000 per month.

     In addition to the specific defaults listed, the Company's construction segment is in arrears on its payments under substantially all of its notes payable, although, except as disclosed specifically, the lenders have not taken action to accelerate the indebtedness or foreclose on collateral.

     Contractual maturities of the above obligations at July 31, 2005 are as follows:

Year Ending July 31:         Amount
----------------------     ----------
         2006                $9,760
         2007                 1,052
         2008                   898
         2009                 1,290
         2010                   272
                           ----------
         Total               $13,272
                           ==========

     As of July 31, 2005 and 2004, the carrying amounts reported above for long-term notes and loans payable approximate fair value based upon interest rates for debt currently available with similar terms and remaining maturities.


7.     INCOME TAXES

      As a result of tax losses incurred in current and prior years, the Company at July 31, 2005, has tax loss carryforwards amounting to approximately $19.1 million. These loss carryforwards will expire from 2009 through 2024. Under SFAS No. 109, the Company is required to recognize the value of these tax loss carryforwards if it is more likely than not that they will be realized. Due to current year losses, for federal income tax purposes, the Company did not utilize any of these tax losses for the years ended July 31, 2005, 2004 and 2003, respectively. The remaining tax loss carryforwards will expire as follows:

     July 31, 2009          $  1.3 million
     July 31, 2010             1.8 million
     July 31, 2011             0.1 million
     July 31, 2022             0.8 million
     July 31, 2023             7.8 million
     July 31, 2024             7.3 million
                            --------------
     Total                   $19.1 million
                            ==============
     The Company has, at July 31, 2005 and 2004, certain other deferred tax assets and liabilities. Because it is not more likely than not that a portion of these deferred assets will be realized, the Company has provided a valuation allowance against the gross assets.

     The components of the income tax provision (benefit) are as follows for the years ended July 31 (In thousands):

                                             2005        2004        2003
                                          ----------  ----------  ----------
Current provision
  Federal                                   $    -      $    -      $    -
  State                                          7           6          20
                                          ----------  ----------  ----------
Total current provision                          7           6          20
                                          ----------  ----------  ----------
Deferred provision (benefit)
  Federal                                    2,466        (369)       (302)
  State                                        616         (98)        (77)
                                          ----------  ----------  ----------
Total deferred provision (benefit)           3,082        (467)       (379)
                                          ----------  ----------  ----------
Total income tax provision (benefit)        $3,089       $(461)      $(359)
                                          ==========  ==========  ==========

     The differences between the tax (benefit) provision calculated at the statutory federal income tax rate, and the actual tax (benefit) provision for each year ended July 31 are as follows (in thousands):

                                             2005        2004        2003
                                          ----------  ----------  ----------
Net Loss Before Income Taxes
   and Minority Interests                  $(8,265)    $(1,218)    $(1,280)
                                          ==========  ==========  ==========
Benefit at statutory rate                  $(2,809)      $(417)      $(435)
State income taxes, net of federal benefit    (438)        (65)        (68)
Permanent differences                           52          57          55
Change in valuation allowance,
  rate variances and under/(over) accrual
  of prior years taxes                       6,284         (36)         89
                                          ----------  ----------  ----------
                                            $3,089       $(461)      $(359)
                                          ==========  ==========  ==========

     The primary components of temporary differences which give rise to the Company's net deferred tax asset are shown in the following table.

     As of July 31,                          2005        2004
                                          ----------  ----------
                                             (In thousands)
Deferred tax assets:
  Accounts receivable allowance               $776     $   472
  Accrued Insurance                            -           404
  Net operating loss carry forwards          7,486       4,699
  Valuation allowance                       (8,141)     (1,302)
                                          ----------  ----------
Total deferred tax asset                       121       4,273
                                          ----------  ----------
Deferred tax liability
  Depreciation                                (121)     (1,085)
  Inventory                                    -           (99)
                                          ----------  ----------
Total deferred tax liability                  (121)     (1,184)
                                          ----------  ----------
Net Deferred Tax Asset                     $   -       $ 3,089
                                          ==========  ==========


8.  INVESTMENTS IN S.I.P., INC. OF DELAWARE

     During the year ended July 31, 2002, the Company obtained 100% ownership of S.I.P.'s operations. The stock purchase agreements provide for additional payments to be made annually based upon the net earnings of S.I.P through July 31, 2006. Because S.I.P. was not profitable for the years ended July 31, 2005 and 2004, there were no payments to make. During the year ended July 31, 2003, the Company made payments to the previous owners, including the current president of S.I.P., of $26,000.

     The purchase has been accounted for and any additional payments will be accounted for under the purchase method of accounting. S.I.P's financial information has been consolidated in the accompanying Consolidated Balance Sheet as of July 31, 2005 and 2004, and the related Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for all periods subsequent to August 1, 2001, the date the Company acquired its controlling interest.


9.  DISPOSITION OF ASSETS

     During the year ended July 31, 2005, the Company sold 6 acres of land in Bedford, Virginia to the City of Bedford. The sales price was $225,000 and the Company recorded a gain of $221,000, which is included in "Other Income" on the Consolidated Statement of Operations.


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

Year ended July 31,          2005        2004        2003
                          ----------  ----------  ----------
Dividend yield               0.00%       0.00%       0.00%
Volatility rate             51.64%       0.00%      60.31%
Discount rate                1.31%       0.00%       2.74%
Expected term (years)          5          0          5

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

 Stock option activity and price information follows:

                                           Weighted
                                           Average        Exercise
                                Number     Exercise      Price Range
                               of Shares     Price        Per Share
                              ------------ ---------   ----------------
 Balance at August 1, 2002      169,000      $3.77      $2.75 to $5.61
   Granted                       35,000      $3.61
   Exercised                     (7,000)     $2.79
   Forfeited                    (27,000)     $4.25
                               ----------
 Balance at July 31, 2003       170,000      $3.58      $2.75 to $5.61
   Granted                          -        $ -
   Exercised                    (31,500)     $3.07
   Forfeited                    (20,500)     $3.88
                               ----------
  Balance at July 31, 2004      118,000      $3.79      $2.78 to $5.61
   Granted                       30,000      $4.10
   Exercised                     (2,500)     $3.34
   Forfeited                    (22,500)     $3.45
                               ----------
  Balance at July 31, 2005      123,000      $3.94      $2.78 to $5.61
                               ==========

     The following table summarizes information about stock options outstanding at July 31, 2005. All options outstanding are exercisable.

                                            Ranges                  Total
----------------------------    ---------  ---------  ---------  ----------
  Range of exercise prices      $2.78 to   $3.75 to   $4.70 to    $2.78 to
                                  $3.70      $4.65      $5.61       $5.61
----------------------------    ---------  ---------  ---------  ----------
Options outstanding              55,000     45,500     22,500      123,000
Weighted average remaining
  contractual life (years)         1.57       3.60       1.17         2.25
Weighted average
  exercise price                  $3.22      $4.17      $5.26        $3.94


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

     Information about the Company's operations in its different segments for the years ended July 31, is as follows (in thousands):

                                    2005         2004         2003
                                  ----------   ----------   ----------
Revenue:
  Construction                     $21,893      $23,824      $20,049
  Manufacturing                     34,282       33,079       34,751
  Other revenue                        291          224          264
                                  ----------   ----------   ----------
                                    56,466       57,127       55,064
Inter-company revenue:
  Construction                      (3,110)      (3,048)      (2,081)
  Manufacturing                     (4,784)        (195)        (312)
                                  ----------   ----------   ----------
Total revenue                      $48,572      $53,884      $52,671
                                  ==========   ==========   ==========
Operating loss:
  Construction                       $(366)         $(6)      $(1,132)
  Manufacturing                     (7,148)        (484)          309
                                  ----------   ----------   ----------
Consolidated operating loss         (7,514)        (490)         (823)
General corporate income, net          111          (62)          157
Interest Expense                      (860)        (666)         (614)
Income tax (provision) benefit      (3,089)         461           359
Minority interests                     (22)         (23)          (15)
                                  ----------   ----------   ----------
Corporate loss                    $(11,374)     $  (780)     $  (936)
                                  ==========   ==========   ==========
Assets:
  Construction                     $15,805      $14,667
  Manufacturing                     16,870       20,414
  General corporate                  2,861        7,053
                                  ----------   ----------
Total assets                       $35,536      $42,134
                                  ==========   ==========
Accounts receivable
  Construction                      $9,199       $9,713
  Manufacturing                      4,864        7,717
  General corporate                    369           28
                                  ----------   ----------
Total accounts receivable          $14,432      $17,458
                                  ==========   ==========
Capital expenditures:
  Construction                      $2,400       $2,447
  Manufacturing                        312          530
  General corporate                    -             46
                                  ----------   ----------
Total capital expenditures          $2,712       $3,023
                                  ==========   ==========
Depreciation and Amortization:
  Construction                        $981         $821
  Manufacturing                        920          957
  General corporate                    173          210
                                  ----------   ----------
Total depreciation and amortization $2,074       $1,988
                                  ==========   ==========

     The Company utilizes revenues, operating earnings and assets employed as measures in assessing segment performance and deciding how to allocate resources.

     Operating loss is total revenue less operating expenses. In computing operating loss, the following items have not been added or deducted: general corporate expenses, interest expense, income taxes and minority interests.

     Identifiable assets by segment are those assets that are used in the Company's operations in each segment. General corporate assets include investments, some real estate, and certain other assets not allocated to segments.

     The majority of revenues have historically been derived from projects on which the Company is a subcontractor of a material supplier, other contractor or subcontractor. Where the Company acts as a subcontractor, it is invited to bid by the firm seeking construction services or materials; therefore, continuing favorable business relations with those firms that frequently bid on and obtain contracts requiring such services or materials are important to the Company. Over a period of years, the Company has established such relationships with a number of companies. During the year ended July 31, 2005, there were two customers that accounted for 17% and 33% of consolidated revenues. During the year ended July 31, 2004 there was one customer that accounted for 16% of consolidated revenues. In the year July 31, 2003, there was no single customer that accounted for more than 10% of consolidated revenues.

     The accounts receivable from the construction segment at July 31, 2005, 2004, and 2003 were due from 222, 216 and 227 unrelated customers, of which 8, 9 and 9 customers accounted for $5,831,000, $6,178,000 and $5,564,000, respectively. The amounts due from these customers are expected to be collected in the normal course of business.

     The accounts receivable from the manufacturing segment at July 31, 2005, 2004, and 2003 were due from 93, 108 and 133 unrelated customers, of which 6, 7 and 9 customers accounted for $3,580,000, $4,895,000 and $4,846,000, respectively. The amounts due from these customers are expected to be collected in the normal course of business.

     The Company does not normally require its customers to provide collateral for outstanding receivable balances.

     The Company's bridge girder and stay-in-place decking subsidiaries are each dependent upon one supplier of rolled steel plate and galvanized steel coils, respectively, for its product. The Company maintains good relations with the vendors, generally receiving orders on a timely basis at reasonable cost for this market. If the relationships with these vendors were to deteriorate or the vendors were to go out of business, the Company would have trouble meeting production deadlines in its contracts, as the other major suppliers these products have limited excess production available to "new" customers.


12.  EMPLOYEE BENEFIT PLANS

     The Company has a defined contribution retirement savings plan covering substantially all employees. The Plan provides for optional Company contributions as a fixed percentage of salaries. The Company contributes 3% of each eligible employee's salary to the plan. During the years ended July 31, 2005, 2004 and 2003, expenses under the plan amounted to approximately $376,000, $398,000 and $414,000, respectively.

     The Company, through its subsidiary Williams Steel Erection Company, Inc., has a retirement plan where contributions are made for prevailing wage work performed under a public contract subject to the Davis-Bacon Act or to any other federal, state or municipal prevailing wage law. During the years ended July 31, 2005, 2004 and 2003, expenses under the plan amounted to approximately $433,000, $641,000 and $291,000, respectively.


13.  COMMITMENTS AND CONTINGENCIES

Leases

     The Company leases certain property, plant and equipment under operating lease arrangements, including leases with a related party discussed in Note 3,
that expire at various dates though 2010.   Lease expenses approximated
$1,024,000, $1,761,000 and $2,287,000 for the years ended July 31, 2005, 2004, and 2003, respectively. Future minimum lease commitments required under non-cancelable leases are as follows (in thousands), including approximately $25,000 of related party lease commitments due in 2006:

Years ending July 31:           Amount
----------------------         --------
        2006                    $1,042
        2007                       785
        2008                       683
        2009                       483
        2010                       345
        2011                        38
                               --------
        Total                   $3,376
                               ========

     In addition to the specific defaults listed in Note 17, the Company, in its construction segment, is in arrears on its payments under substantially all of its leases, although, except as disclosed specifically, the lessors have not taken action to terminate the subject leases.

Letters of Credit

    One of the Company's banks has issued approximately $330,000 of letters of credit as collateral for the Company's workers' compensation program secured by other Company assets.

Insurance

     Prior to February 1, 2005, the Company had a "loss sensitive" workers' compensation insurance program. Under the "loss sensitive" program that were in place for the past several years, the Company accrues workers' compensation insurance expense based on estimates of its costs under the programs, and then adjusts these estimates based on claims experience. Due to unexpected losses on certain claims, the Company estimated additional liabilities of approximately $1.5 million due under the "loss sensitive" programs, of which $700,000 was related to the fourth quarter of fiscal 2005.

Other

     The Company is party to various claims arising in the ordinary course of its business. Generally, claims exposure in the construction industry consists of workers' compensation, personal injury, products' liability and property damage. In the opinion of management and the Company's legal counsel, such proceedings are substantially covered by insurance, and the ultimate disposition of such proceedings are not expected to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.


14.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year ended July 31,

(In thousands)     2005        2004        2003
                  ------      ------      ------
Income Taxes         $6         $20        $178

Interest           $811        $655        $610


15.      REDEMPTION OF STOCK

     In January 2001, the Company's Board of Directors authorized the Company to repurchase 175,000 shares of its own stock. There were no repurchases of stock during the years ended July 31, 2005 and 2004. As of July 31, 2005, the Company had repurchased 49,522 shares for $210,000. The Company has reissued 19,925 shares of this stock for the redemption of stock options and the issuance of stock under the Company's Employees' Stock Purchase Plan.


16.     Quarterly Financial Data - unaudited

     Selected quarterly financial information for the years ended July 31, 2005 and 2004 is presented below (in thousands except for per share data).

             Quarter ended                                   Year ended
             ------------------------------------------------ ----------
             October 31,  January 31,  April 30,  July 31,     July 31,
                  2004       2005        2005       2005         2005
              ----------  ----------  ----------  ----------  ----------
Revenues        $12,530     $12,526     $12,125     $11,391     $48,572

Gross Profit      3,230       2,807       2,868     $(1,443)     $7,462

Net Loss          $(577)    $(1,359)    $(3,822)    $(5,616)   $(11,374)

Loss Per
Common Share     $(0.16)     $(0.37)     $(1.05)     $(1.54)     $(3.12)


             Quarter ended                                   Year ended
             ------------------------------------------------ ----------
             October 31,  January 31,  April 30,  July 31,     July 31,
                  2003       2004        2004       2004         2004
              ----------  ----------  ----------  ----------  ----------
Revenues        $13,618     $12,027     $14,867     $13,372     $53,884

Gross Profit      4,971       3,633       5,160      $2,226     $15,990

Net Earnings
       (Loss)      $227       $(667)       $119       $(459)      $(780)

Earnings (Loss)
Per Common Share  $0.06      $(0.18)      $0.03      $(0.13)     $(0.22)


     Subsequent to the year ended July 31, 2005, the Company's bridge girder subsidiary negotiated a change to its contract for the I-95/395/495 Springfield Interchange Project in Virginia to supply girders. The original contract for $26 million, which was being performed at a loss, was reduced by $5 million to $21 million. The Company has recognized the projected loss, over the remaining life of the contract, of $1.1 million in its Consolidated Statements of Operations in the year ended July 31, 2005.The adjustment in the contract values reduced manufacturing gross margin by $2.5 million for the quarter ended July 31, 2005. The Company also recorded an adjustment, for the quarter ended July 31, 2005, to its workers' compensation reserves, related to the "loss sensitive" workers' compensation program, which increased expense by approximately $700,000. Under the "loss sensitive" workers' compensation program, on a quarterly basis, management evaluates its workers' compensation reserves on current claims expenditures and reserves established by the insurance carriers.


17. Continuing Operations and Subsequent Events

     Overview:

     The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $11.4 million for the year ended July 31, 2005 and as of July 31, 2005 had a working capital deficit of $3.2 million. The Company has entered into a Forbearance Agreement with one of its primary lenders, which has accelerated certain debt. Additionally, the Company is in arrears on lease and note payments on several large pieces of construction equipment and the related vendors are in various stages of foreclosure. Management recognizes that the Company's continued operations depend on its ability to generate cash flows from operations and to secure additional debt or equity financing.

     Defaulted credit facilities and forbearance agreements:

     The Company's line of credit with United Bank of approximately $2.5 million matured on May 5, 2005. The Company subsequently received a Notice of Loan Defaults dated May 12, 2005. As a result of the Notice, the debts to United Bank, aggregating approximately $5.4 million, were accelerated and are now due and payable in full. The Company entered into a Forbearance Agreement on June 30, 2005. Under the agreement, United Bank agreed to forbear from enforcing the original terms of its Loan and Security Agreement until February 28, 2006, on the following conditions:

All amounts owing through June 30, 2005, be paid at closing. This included approximately $200,000 of principal and $100,000 of interest and fees. Approximately $200,000 was generated through the sale of property, located in Bedford, Virginia, to the City of Bedford, under an option granted in July 2004.

The Company agreed to grant United Bank a First Mortgage in its Wilmington, Delaware property, valued at $750,000, to be recorded not later than July 15, 2005. Within 60 days, the Lender will obtain a fair market value appraisal, and to the extent the appraisal is lower than $750,000, this would constitute an event of default under the Forbearance Agreement. The Lender agreed that such default could be cured if Frank E. Williams, Jr. agrees personally to guarantee the shortfall.

The Williams Family Limited Partnership (WFLP), an affiliated entity controlled by Frank E. Williams, Jr. and beneficially owned by Williams family members, including Mr. Williams, Jr. and his sons, Company President and CEO Frank E. Williams, III and Vice President H. Arthur Williams, agreed to pledge an additional $1 million of the value of property leased by WFLP to the Company adjoining the Company's facility near Manassas, Virginia, to the Lender as additional collateral. The property, assessed for tax purposes in excess of $1.4 million (the Wellington Parcel), is leased by the Company with an option to buy 10 of the 17 acres. The Wellington Parcel is subject to a mortgage in favor of the Lender on which $400,000 is owed by WFLP. The WFLP has agreed to the increase of the Deed of Trust to $1.4 million, such instrument to be recorded not later than July 15, 2005. Within 60 days, the Lender will obtain a fair value appraisal, and to the extent the appraisal is lower than $1.4 million, that would constitute an event of default under the Forbearance Agreement. The Lender Agreed that such default could be cured if Frank E. Williams, Jr. agrees personally to guarantee the shortfall.

The initial forbearance period extends through September 30, 2005. By that date, the Company intends to pay the Lender $750,000, upon which the Lender has agreed to extend the forbearance through February 28, 2006. This payment is personally guaranteed by Frank E. Williams, Jr.

During the Forbearance period, the Lender has agreed to accept monthly payments of interest only on notes aggregating $4.3 million, while payments on the remaining debt of approximately $500,000 will continue as if acceleration had not occurred.

     Subsequent to July 31, 2005, the Company entered into a First Amendment to Forbearance Agreement, which modified the Forbearance Agreement as follows:

(1) The Company paid the sum of $750,000 to United Bank, of which $242,000 was applied to outstanding payments, including principal, interest, fees and costs, and $508,000 was applied to principal. The lender agreed to defer the remainder of the September 30, 2005 principal curtailment until the maturity of the agreement. The $750,000 principal curtailment was personally guaranteed by Company founder, largest shareholder and Director Frank E. Williams, Jr., whose guaranty continues to apply to the $242,000 payment deferred by the lender.

(2) The maturity date of the agreement was extended slightly, from February 28, 2006, to March 6, 2006.

     The payments to United Bank reduced the amount owed to approximately $4.4 million, of which the Company expects to pay interest on $4.2 million through maturity; the balance requires principal payments of approximately $10,000 per month.

     In order to fund the repayment of the United Bank notes, the Company is pursuing various financing options, including conventional, asset-based, and equity secured financing. Management realizes that the cost of debt may be higher than normal market rates. The Company has received a proposal from an equity lender for an $8 million facility.

     The Company refinanced its note related to its Industrial Revenue Bond on its Richmond, Virginia property. The note was in default due to inadequate debt covenant coverage ratios related to the Company's losses and working capital. The new note, for approximately $841,000, was financed at the prime rate of interest plus 3 percent, with monthly payments of $8,000 through August 2005, at which time the balance on the note was payable in full. The note is reported in the "Current portion of notes payable" at July 31, 2005. Subsequent to July 31, 2005, the note was paid in full from the proceeds of the sale-leaseback of the Company's Richmond, Virginia plant to Frank E. Williams, Jr.

     As a result of payment and other alleged defaults, CitiCapital threatened foreclosure and sale of their collateral on two heavy lift cranes, one owned and one leased by the Company. The Company entered into a forbearance agreement providing for settlement of late charges and personal property taxes, monthly payments, and reimbursement of legal fees, providing that the Company pay off the accounts by November 1, 2005, without penalty, and December 1, 2005, with a 1% penalty. The crane that is owned has a book value of approximately $970,000 and a note payable of $870,000. There may be additional liability to the Company on the leased crane should it be returned to the lessor.

     HSBC Business Credit has a suit pending for approximately $900,000 for non-payment on a lease for a heavy lift crane, and a specialized trailer with a value of approximately $200,000 less than the amount claimed by the lessor. Trial has been set for October 25, 2005. The Company is attempting to settle this account with the lessor on the best terms available.

     As a result of payment and other alleged defaults, Provident Leasing threatened foreclosure and sale of a heavy lift crane leased by the Company. The Company entered into a forbearance agreement providing for monthly payments until January 15, 2006, when the account is due in full. In the event the lessor pursues its remedies, the Company expects that there may be an additional liability of up to $100,000. The Company intends to settle this account with the lessor on the best terms available.

     Management's plans:

     Subsequent to July 31, 2005, the Company sold its Richmond, Virginia property for $2.75 million to the Company's founder and largest shareholder, and leased it back with an option to buy it back for the same price for which it was sold. The sale will be treated as a financing activity and the gain on sale of approximately $1.7 million will be treated as a liability of the Company. The proceeds from the sale were used to pay: approximately $835,000 on the first mortgage note to Wachovia Bank, $750,000 to United Bank under the First Amendment to Forbearance Agreement extending the Company's Forbearance period to March 6, 2006 and paid $688,000 for related party notes payable due to the purchaser of the property. The remaining $477,000 was used to pay related closing costs and fund the operations of the Company.

     Management believes, based on budgets prepared for fiscal 2006, that the Company will provide sufficient cash flows to fund operations for the next twelve months, including its lease obligations. Conditions in the areas in which the Company works could create risks where it would have difficulty estimating and performing work, and collecting amounts earned.

     From time to time, the Company will be required to maintain inventory at increased levels to assure timely delivery of its product and to maintain manufacturing efficiencies in its plants. Historically, to minimize the use of the Company's lines of credit, the Company had established special payment terms, including "pay when paid" agreements, with many of its principal suppliers. In the past year, these terms have been modified or eliminated by many suppliers, placing a strain on the Company's cash flow. However, in many jurisdictions, the Company is also able to bill for raw materials and for stored completed products on many projects.

     Should other financing options not materialize, The Company has identified certain assets that could be available for sale, including ten heavy lift cranes, with an estimated market value of $3 million, which may generate net proceeds of approximately $600,000. The Company is reviewing its land, especially in Manassas, Virginia to identify its highest and best use. Management feels that if the property was to be sold, enough cash might be generated to pay off debt and allow the Company to relocate, if necessary. These assets have not been segregated from other assets and are currently being used in operations.

     The Company continues to revise its business strategy and will continue to sell certain of its excess assets, as defined previously, if necessary. These assets have not been segregated from other assets and are currently being used in operations. The Company anticipates that it may generate sufficient cash flows to cover operations for fiscal 2006, based on its operating budget prepared by management and its current backlog of $39 million. As long as steel prices remain reasonably stable, management anticipates the Company could generate additional revenues at "normal" profit margins. Management has and continues to explore, as noted previously, replacement financing to replace its United Bank debt. Accordingly, the accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Schedule II - Valuation and Qualifying Accounts
Years Ended July 31, 2005, 2004 and 2003
(in thousands)

     Column A      Column B        Column C           Column D     Column E
----------------- ----------- ---------------------- ------------ -----------
                                   Additions
                              ----------------------
                              Charged      Charged
                  Balance at  to Costs     to Other                 Balance
                   Beginning    and        Accounts-  Deductions-   at End
Description        of Period  Expenses     Describe     Describe   of Period
----------------- ----------- ---------- ----------- ------------ -----------
July 31, 2005:
  Allowance for
  doubtful accounts   $1,204       -         1,225 (3)    (21) (1)   $1,976
                                                         (432) (2)

July 31, 2004:
  Allowance for
  doubtful accounts   $1,528       -           583 (3)    (70) (1)   $1,204
                                                         (837) (2)

July 31, 2003:
  Allowance for
  doubtful accounts   $1,406       -           575 (3)   (159) (1)   $1,528
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


                          WILLIAMS INDUSTRIES, INCORPORATED



October 14, 2005        By: /s/ Frank E. Williams, III
                          ---------------------------------
                          Frank E. Williams, III
                          President and Chairman of the Board
                          Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                         WILLIAMS INDUSTRIES, INCORPORATED


October 14, 2005      By: /s/ Frank E. Williams, III
                          ---------------------------------
                          Frank E. Williams, III
                          President and Chairman of the Board
                          Chief Financial Officer

October 14, 2005      By: /s/ Christ H. Manos
                          ---------------------------------
                          Christ H. Manos
                          Treasurer and Controller