Form 10-Q
period 2005-10-31
WILLIAMS INDUSTRIES INC
filed 2005-12-15
CIK 107294

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, DC 20549

                        FORM 10Q

    Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

   For Quarter Ended                 October 31, 2005

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

                     Not Applicable
  (Former names, former addresses and former fiscal year,
              if changed since last report)

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

               YES              NO  X

At October 31, 2005, the Registrant had outstanding 3,649,535 shares of Common Stock.

         WILLIAMS INDUSTRIES, INCORPORATED
                     FORM 10-Q
       FOR THE QUARTER ENDED October 31, 2005
               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                   PAGE
ITEM 1.  FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets - October 31,
          2005  and July 31, 2005 (Unaudited)                       1

     Condensed Consolidated Statements of Operations -
          Three months ended October 31, 2005 and 2004
          (Unaudited)                                               2

     Condensed Consolidated Statements of Cash Flows -
          Three months ended October 31, 2005 and 2004
          (Unaudited)                                               3

     Notes to Condensed Consolidated Financial Statements
          (Unaudited)                                               4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS             11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISKS                                        16

ITEM 4.  CONTROLS AND PROCEDURES                                   16

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                         17

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                 21

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           21

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS                                          22

ITEM 5.  OTHER INFORMATION                                         22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          22

CERTIFICATIONS AND SIGNATURES                                      23

                   WILLIAMS INDUSTRIES, INCORPORATED
                 CONDENSED CONSOLIDATED BALANCE SHEETS
             (Unaudited - in thousands except share data)

                               ASSETS
                            ------------    October 31,      July 31,
                                               2005            2005
                                           ------------    ------------
CURRENT ASSETS
Cash and cash equivalents                    $   832         $   764
Accounts receivable, net                      14,821          14,432
Inventory                                      3,158           5,251
Costs and estimated earnings in excess
     of billings on uncompleted contracts      2,194           1,517
Prepaid and other assets                       1,850           1,834
                                           ------------    ------------
              Total current assets            22,855          23,798
                                           ------------    ------------
PROPERTY AND EQUIPMENT, AT COST (Note 6 )     24,429          25,091
      Accumulated depreciation               (13,810)        (13,486)
                                           ------------    ------------
              Property and equipment, net     10,619          11,605
                                           ------------    ------------
OTHER ASSETS
  Other                                          202             133
                                           ------------    ------------
              Total other assets                 202             133
                                           ------------    ------------
TOTAL ASSETS                                $ 33,676        $ 35,536
                                           ============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
CURRENT LIABILITIES
Current portion of notes payable            $  7,999        $  9,760
Accounts payable                               9,271           8,388
Billings in excess of costs and estimated
        earnings on uncompleted contracts      3,562           6,343
Deferred income                                    7               9
Other liabilities                              2,470           2,474
                                           ------------    ------------
              Total current liabilities       23,309          26,974

LONG-TERM LIABILITIES
Notes payable, less current portion            2,810           3,512
Financing obligation resulting from sale-
     leaseback transaction (Note 6 )           2,750            -
                                           ------------    ------------
              Total Liabilities               28,869          30,486
                                           ------------    ------------
MINORITY INTERESTS                               179             172
                                           ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock - 3,649,535 shares
     issued and outstanding                      365             365
Additional paid-in capital                    16,594          16,594
Accumulated deficit                          (12,331)        (12,081)
                                           ------------    ------------
     Total stockholders' equity                4,628           4,878
                                           ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 33,676        $ 35,536
                                           ============    ============

         See Notes To Condensed Consolidated Financial Statements.

            WILLIAMS INDUSTRIES, INCORPORATED
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       (Unaudited - in thousands, except share data)

                                         Three Months Ended
                                              October 31,
                                          2005        2004
                                        --------    --------
REVENUE
    Construction                        $ 3,708     $ 5,089
    Manufacturing                         8,339       7,373
    Other                                    57          68
                                        --------    --------
         Total revenue                   12,104      12,530
                                        --------    --------
DIRECT COSTS
    Construction                          2,794       3,588
    Manufacturing                         6,225       5,712
                                        --------    --------
        Total direct costs                9,019       9,300
                                        --------    --------
GROSS PROFIT                              3,085       3,230
                                        --------    --------
EXPENSES
    Overhead                                955       1,672
    General and administrative            1,687       1,754
    Depreciation                            433         535
    Interest                                254         187
                                        --------    --------
        Total expenses                    3,329       4,148
                                        --------    --------
LOSS BEFORE INCOME TAXES
  AND MINORITY INTERESTS                   (244)       (918)
INCOME TAX BENEFIT                         -           (350)
                                        --------    --------
LOSS BEFORE MINORITY INTERESTS             (244)       (568)
    Minority interests                       (6)         (9)
                                        --------    --------
NET LOSS                                $  (250)    $  (577)
                                        ========    ========
LOSS PER COMMON SHARE- BASIC            $ (0.07)    $ (0.16)
                                        ========    ========
LOSS PER COMMON SHARE- DILUTED          $ (0.07)    $ (0.16)
                                        ========    ========

WEIGHTED AVERAGE NUMBER
     OF SHARES OUTSTANDING:
      BASIC                            3,649,535    3,634,687
      DILUTED                          3,649,535    3,634,687

    See Notes To Condensed Consolidated Financial Statements

            WILLIAMS INDUSTRIES, INCORPORATED
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Unaudited - in thousands)
                                         Three Months Ended
                                             October 31,
                                          2005        2004
                                        --------    --------
 NET CASH USED IN OPERATING ACTIVITIES  $  (788)    $  (303)

NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES                   569      (2,099)

NET CASH PROVIDED BY
     FINANCING ACTIVITIES                   287       2,217
                                        --------    --------
NET INCREASE (DECREASE)
     IN CASH AND CASH EQUIVALENTS            68        (185)
CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                    764       1,343
                                        --------    --------
CASH AND CASH EQUIVALENTS,
     END OF PERIOD                      $   832     $ 1,158
                                        ========    ========
SUPPLEMENTAL DISCLOSURES
     OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Income Taxes (Refunded) Paid      $    (4)    $     5
                                        ========    ========
      Interest                          $   320     $   181
                                        ========    ========
     See Notes To Condensed Consolidated Financial Statements.

             WILLIAMS INDUSTRIES, INCORPORATED
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      October 31, 2005

1.  INTERIM FINANCIAL STATEMENTS

     This document includes unaudited interim financial statements that should be read in conjunction with the Company's latest audited annual financial statements. However, in the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the Company's financial position as of October 31, 2005 and July 31, 2005 and the results of its operations and its cash flows for the three months ended October 31, 2005 and 2004, respectively. Operating results for the three months ended October 31, 2005 are not necessarily indicative of the results expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended July 31, 2005.

     The Company is facing a liquidity and business crisis after suffering operating losses for several years. It has tapped its available sources of operating cash, and borrowed in excess of $1.6 million from its largest shareholder and his affiliated entities. The Company is operating under a Forbearance Agreement with its major lender pursuant to which approximately $4.5 million is scheduled to be repaid by March 6, 2006. The Company is behind in payment of $56,000 of interest to this bank, which notified the Company on December 13, 2005, of such default, which the Company expects to cure in December. In addition, the Company is in default of nearly all of its other debts and leases by virtue of failing to make scheduled payments in a timely fashion. Because of the Company's financial condition and the highly competitive market in its areas of operation, there is significant risk that the Company may not be able to maintain its level of operations. The Company operates in an industry where such problems are common, and where there are large risks related to estimating and performing work and collecting amounts earned. It is likely that the Company may continue to suffer operating losses and have difficulty meeting its obligations.

     The Company is pursuing a number of contingency plans to address these issues. In accordance with these plans, during the quarter ended October 31, 2005, the Company: sold its Richmond, Virginia property, paying debt of approximately $2 million; sold four cranes and a heavy lift trailer for approximately $650,000, recording a small gain and reducing its debt by approximately $500,000; and closed its Bessemer, Alabama plant. Subsequent to the quarter ended October 31, 2005, the Company sold four owned cranes and two leased cranes for approximately $2 million, decreasing notes payable by approximately $900,000 and reducing lease obligations. Additional plans include negotiations with lenders and customers, additional sales of equipment and real property, asset and stock-based credit facilities, and the sale, discontinuance, reorganization or liquidation of one or more subsidiaries.

     For the quarter ended October 31, 2005, the Company applied Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", which replaced SFAS No. 123 "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" to account for its stock option plans. The new standard requires public companies to treat stock options and all other forms of shared-based payments to employees as compensation costs in the income statement; however, the approach is similar to the guidance set forth in SFAS No. 123. The adoption of SFAS No. 123 (R) had no impact on the Company's condensed consolidated financial statements for the first quarter of fiscal 2006 since there were no grants during the quarter and all prior grants were fully vested at that date. The Company generally grants options for common stock at an option price equal to the fair market value of the stock on the date of grant. The Company's stock option plans are more fully described in the Company's Annual Report on Form 10-K for fiscal year ended July 31, 2005.

     During the quarter ended October 31, 2004, the Company applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations to account for its stock option plans. Since there were no grants during the three months ended October 31, 2004, and all prior grants were fully vested at that date, there was no disclosure of stock based compensation expense as if the Company applied ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" to account for its stock option plans.

2.  RELATED-PARTY TRANSACTIONS

     Mr. Frank E. Williams, Jr., who owned or controlled approximately 45% of the Company's stock at October 31, 2005, and is a director of the Company, also owns controlling interests in the outstanding stock of Williams Enterprises of Georgia, Inc., and Structural Concrete Products, LLC. Additionally, Mr. Williams, Jr. owns a substantial interest in Bosworth Steel Erectors, Inc. Amounts receivable and payable to these entities at October 31, 2005 and July 31, 2005, and revenue earned and costs incurred with these entities during the three months ended October 31, 2005 and 2004 are reflected below.

                                                  Three Months Ended
                                                      October 31,
(in thousands)                                     2005        2004
                                                 --------    --------
Revenue                                            $132        $275

Billings to entities                                $98        $439

Costs and expenses incurred                        $174        $116

                                                         Balance
                                                October 31,  July 31,
                                                   2005        2005
                                                 --------    --------
Accounts receivable                                $635        $663
Notes Payable                                      $167        $667
Accounts Payable                                   $541        $400
Billings in excess of costs and estimated
  earnings on uncompleted contracts                $-          $ 82
Accrued Interest Payable                           $ 12        $106

     During the quarter October 31, 2005, the Company made principal and interest payments to Mr. Williams, Jr. of approximately $486,000 and $135,000.

     During the quarter ended October 31, 2005, the Company sold its Richmond, Virginia property to Mr. Williams, Jr. and leased it back on a long-term basis, with an option to buy it back for the same price for which it was sold (See Note 6).

     The Company is obligated to the Williams Family Limited Partnership
(WFLP) under a lease agreement for real property with an option to purchase. The partnership is controlled by individuals who own, directly or indirectly, approximately 49% of the Company's stock. The lease, which had an original term of five years and an extension option for five years, commenced February 15, 2000. The original term was extended one year to February 15, 2006. The lease contains an option to purchase up to ten acres at the "original pro-rata cost" of $567,500. The Company currently incurs annual lease expense of approximately $43,000.

     During the three months ended October 31, 2005, the Company borrowed $125,000 from the partnership and repaid $31,000. Lease and interest expense for the three months ended October 31, 2005 and 2004 is reflected below. Additionally, at October 31, 2005 and July 31, 2005, Notes Payable, Accounts Payable, representing lease payments, and Accrued Interest Payable are reflected below.

                                                  Three Months Ended
                                                      October 31,
(in thousands)                                     2005        2004
                                                 --------    --------
Lease Expense                                       $11          $1

Interest Expense                                    $35          $-

                                                       Balance
                                                October 31,  July 31,
                                                   2005        2005
                                                 --------    --------
Notes Payable                                    $1,475      $1,381
Accounts Payable                                 $  160      $  149
Accrued Interest Payable                         $   29      $   18

     Directors Frank E. Williams, Jr. and Stephen N. Ashman are shareholders and directors of a commercial bank from which the Company obtained a $240,000 note payable on December 23, 2002. The note is payable in sixty equal monthly payments of principal of $4,000 plus interest at the current Prime rate plus ..75% which was 7.5% at October 31, 2005. The note, which replaced an existing note payable that had a higher interest rate and payment, was negotiated at arms length under normal commercial terms. Interest expense for the three months ended October 31, 2005 and 2004 is reflected below. The balance outstanding at October 31, 2005 and July 31, 2005 is also reflected below.

                                                  Three Months Ended
                                                      October 31,
(in thousands)                                     2005        2004
                                                 --------    --------
Interest Expense                                     $2          $3

                                                      Balance
                                                October 31,  July 31,
                                                   2005        2005
                                                 --------    --------
Note Payable                                       $104        $116


Directors

     At October 31, 2005, the Company owed the non-employee members of the Board of Directors $48,000 for director and consulting fees.


3.  SEGMENT INFORMATION

     Information about the Company's operations for the three months ended October 31, 2005 and 2004 is as follows (in thousands):
                                                  Three Months Ended
                                                      October 31,
(in thousands)                                     2005        2004
                                                 --------    --------
Revenues:
  Construction                                    $4,086      $5,913
  Manufacturing                                    8,788       8,096
  Other                                              155         233
                                                 --------    --------
                                                  13,029      14,242
                                                 --------    --------
Intersegment revenues:
  Construction                                       378         824
  Manufacturing                                      449         723
  Other                                               98         165
                                                 --------    --------
                                                     925       1,712
                                                 --------    --------
Consolidated revenues:
  Construction                                     3,708       5,089
  Manufacturing                                    8,339       7,373
  Other                                               57          68
Total Consolidated                               --------    --------
     Revenues                                    $12,104     $12,530
                                                 --------    --------
Loss before income taxes and
  minority interest:
  Construction                                    $(490)        $108
  Manufacturing                                     651         (594)
  Other                                            (405)        (432)
                                                 --------    --------
  Total                                           $(244)       $(918)
                                                 --------    --------

     The majority of revenues are derived from projects on which the Company is a subcontractor of a material supplier, contractor or subcontractor. Where the Company acts as a subcontractor, it is invited to bid by firms seeking construction services or materials. Therefore, it is important to maintain favorable business relations with those firms. Over a period of years, the Company has established such relationships with a number of companies. During the three months ended October 31, 2005, two customers in the manufacturing segment accounted for 36% and 14% of total "consolidated revenue" and 52% and 20% of "manufacturing revenue". One customer in the construction segment accounted for 11% of "consolidated revenue" and 35% of "construction revenue". For the three months ended October 31, 2004, one customer in the manufacturing segment accounted for 23% of total "consolidated revenue" and two customers accounted for 39% and 17% of "manufacturing revenue". No customer in the construction segment accounted for more than 10% of construction revenue.

     The Company's bridge girder subsidiary is dependent upon one supplier of rolled steel plate. The Company's stay-in-place decking metal decking company is highly dependent on one vendor of galvanized rolled steel. The Company maintains good relations with these vendors, generally receiving orders on a timely basis at reasonable cost for this market. If the relations with these vendors were to deteriorate or the vendors were to go out of business, the Company would have trouble meeting contract deadlines. Other major suppliers of these products have limited excess production available to "new" customers.


4.  INVENTORIES

     Materials inventory consists of structural steel, steel plates and galvanized steel coils. Cost of materials inventory is accounted for using either the specific identification or the average cost method. The cost of supplies inventory is accounted for using the first-in, first-out, (FIFO) method. No significant amount of inventory is included in contracts in process.


5.  PURCHASE OF ASSETS

     During the three months ended October 31, 2005, the Company capitalized Property and Equipment, for use in its operations, of approximately $77,000, which was mainly for capital repairs to equipment.


6.   SALE-LEASEBACK TRANSACTION

     On September 23, 2005, the Company sold its Richmond, Virginia property for $2,750,000 to the Company's founder and largest shareholder, and concurrently entered into an agreement to lease the property back at $228,000 per year through April 30, 2011, subject to increases related to the variable interest rate in the buyer's financing. In addition, the Company received an option to buy the property back any time during the lease term for the same price for which it was sold. Consideration equal to the full purchase price was received at closing. Because the Company has an option to repurchase the property at the same price for which it was sold and therefore has the ability to benefit from future appreciation in the value of the property, and because the present value of future payments is significantly less than the property's fair value, the transaction has been accounted for as a financing transaction. As a result, consideration received from the purchaser is included in the accompanying consolidated balance sheet as a financing obligation and payments made under the lease are being treated as interest expense (at an effective rate of approximately 8.7%). A sale will be recognized if and when the Company's lease and related option to repurchase expire.

     The land and building in this transaction are included in property and equipment as follows:
                                                 Balance
                                                October 31,
(In thousands)                                     2005
                                                 --------
Land                                              $  357
Building & improvements                            2,190
 Total property at cost                            2,547
Less: Accumulated depreciation                    (1,409)
                                                 --------
  Property, net                                   $1,138


Depreciation on the building will continue to be charged to operations until a sale has been recognized.

Future minimum payments required under the leaseback, as of October 31, 2005, are due as follows:

During the year ending October 31:
     2006                $228
     2007                 228
     2008                 228
     2009                 228
     2010                 228
     2011                  76
                       -------
     Total             $1,216
                       =======
Interest expense relating to this financing agreement was $24,000 for the three months ended October 31, 2005.


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

     The Company is facing a liquidity and business crisis after suffering operating losses for several years. It has tapped its available sources of operating cash, and borrowed in excess of $1.6 million from its largest shareholder and his affiliated entities. The Company is operating under a Forbearance Agreement with its major lender pursuant to which approximately $4.5 million is scheduled to be repaid by March 6, 2006. The Company is behind in payment of $56,000 of interest to this bank, which notified the Company on December 13, 2005, of such default, which the Company expects to cure in December. In addition, the Company is in default of nearly all of its other debts and leases by virtue of failing to make scheduled payments in a timely fashion. Because of the Company's financial condition and the highly competitive market in its areas of operation, there is significant risk that the Company may not be able to maintain its level of operations. The Company operates in an industry where such problems are common, and where there are large risks related to estimating and performing work and collecting amounts earned. It is likely that the Company may continue to suffer operating losses and have difficulty meeting its obligations.

     The Company is pursuing a number of contingency plans to address these issues. In accordance with these plans, during the quarter ended October 31, 2005, the Company: sold its Richmond, Virginia property, paying debt of approximately $2 million; sold four cranes and a heavy lift trailer for approximately $650,000, recording a small gain and reducing its debt by approximately $500,000; and closed its Bessemer, Alabama plant. Subsequent to the quarter ended October 31, 2005, the Company sold four owned cranes and two leased cranes for approximately $2 million, decreasing notes payable by approximately $900,000 and reducing lease obligations. Additional plans include negotiations with lenders and customers, additional sales of equipment and real property, asset and stock-based credit facilities, and the sale, discontinuance, reorganization or liquidation of one or more subsidiaries.

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

     The Company's bridge girder subsidiary continued to fabricate the remaining work on its I-95/395/495 contract. This contract, on which the Company projects no profit, is the major emphasis of the subsidiary's Manassas, Virginia plant. This contract will be completed by January 31, 2006.

     The construction segment experienced cost overruns on several jobs, which contributed to the segments loss for the quarter.

     The Company has closed the Bessemer, Alabama plant. All assets have been sold or transferred to other Company facilities. There was no additional liability to the Company as a result of the sale and other close-out activities.

     Due to acceleration of the Company's line of credit and other defaulted loans, these loans are now classified as Current portion of long term debt on the Condensed Consolidated Balance Sheet and included in Total current liabilities, contributing to the Company's working capital deficit of approximately $454,000 at October 31, 2005.


Material Changes in Financial Condition
---------------------------------------

     For the three months ended October 31, 2005, the following changes occurred:

     The Company's Cash and Cash Equivalents increased $68,000.

     Accounts Receivable increased approximately $389,000 mainly from increased billings from its stay-in place metal decking subsidiary.

     Inventory decreased $2.1 million as the Company used steel plate and galvanized steel coils to produce its work, mainly on the I95/395/495 Springfield Interchange Project. The Company believes it has adequate inventory on hand to meet current needs.

     Property and Equipment, at Cost decreased approximately $662,000 as the Company sold four cranes with a cost of $772,000. The Company purchased or capitalized major repairs on equipment amounting to $77,000.

     Other Assets - Other increased $68,000, mainly from the deferral of financing fees related to the Richmond property sale.

     At October 31, 2005, the Company had approximately $4.9 million in variable rate notes payable. Total Notes Payable decreased $2.5 million during the three months ended October 31, 2005. The Company borrowed approximately $953,000, of which $828,000 was used to finance annual insurance renewals and $125,000 was borrowed from a related party to fund operations. The Company repaid $3.4 million, of which approximately $2 million was paid from the proceeds of the Richmond, Virginia property sale, $512,000 was paid from crane sales and $888,000 was paid from operations.

     Accounts Payable increased $883,000, mainly in the Company's manufacturing segment for the purchase of materials for operations.

     Billings In Excess of Costs and Estimated Earnings on Uncompleted Contracts net of Costs and Estimated Earnings in Excess of Billings, decreased $3.5 million, mainly related to billings associated with the completion of the I-95/395/495 contract.

     Stockholders' Equity decreased $250,000 to $4.6 million due to the loss for the three month period ending October 31, 2005.

     For the three months ended October 31, 2005, the Company generated net cash of $68,000. It used $788,000 in operations and generated $569,000 from investing activities, mainly from the sale of four heavy lift cranes. The Company generated net cash of $287,000 from financing activities, where the Company borrowed $3.7 million and repaid $3.4 million. The borrowings included financing insurance premiums of $828,000 and borrowing $125,000 from a related party for operations. The balance of the borrowing was due to the sale and leaseback of the Company's Richmond, Virginia property for $2.75 million, treating the sale as a financing transaction due to the leaseback and option to repurchase the property.

     During the quarter ended October 31, 2005, the Company sold its Richmond, Virginia property to the Company's founder and largest shareholder, entering into a leaseback with an option to buy the property back for the same price for which it was sold. The sale has been recorded as a financing activity and the proceeds are treated as a liability of the Company. The $2.75 million proceeds from the sale were used to pay: approximately $835,000 on the first mortgage note to Wachovia Bank; $750,000 to United Bank under the First Amendment to Forbearance Agreement extending the Company's Forbearance period to March 6, 2006; $688,000 for related party notes payable due to the purchaser of the property and $67,000 for related closing costs. The remaining $410,000 was used to fund the operations of the Company. Because of the Company's repurchase option for the original sales price, and the present value of future payments being less than the fair value of the property, the transaction was treated as financing and is presented in the Condensed Consolidated Balance Sheet as "Financing obligation resulting from sale-leaseback transaction."


Material Changes in Results of Operations
-----------------------------------------

Three Months Ended October 31, 2005 Compared to
Three Months Ended October 31, 2004

     For the quarter ended October 31, 2005, the Company reported a decrease in revenues, a decrease in gross profit and a reduction in its net loss when compared to the quarter ended October 31, 2004.

     The Company reported a net loss of $250,000, or $0.07 per share, on total revenue of $12.1 million for the quarter ended October 31, 2005 as compared to a net loss of $577,000, or $0.16 per share, on total revenue of $12.5 million for the quarter ended October 31, 2004. Included in the loss for October 31, 2004 was an income tax benefit of $350,000, which decreased the operating loss of $918,000 for the quarter.

     In the manufacturing segment, revenues increased $966,000, gross profit increased $453,000 and gross profit percentage increased from 22.5% in the quarter ended October 31, 2004 to 25.4% in the quarter ended October 31, 2005 as the segment's subsidiaries fabricated steel under contracts with more favorable gross margins. Earnings before income taxes and minority interest was approximately $651,000 for the quarter ended October 31, 2005 compared to a loss before income taxes and minority interest of $594,000 for the quarter ended October 31, 2004.

     Construction segment revenues declined $1.4 million when the two quarters are compared. Gross profit decreased $587,000 and the gross profit percentage decreased from 30% in 2004 to 25% in 2005. The segment experienced cost overruns on several jobs, which contributed to the segment's loss for the quarter. The loss before income taxes and minority interest was approximately $490,000 for the quarter ended October 31, 2005 compared to a profit before income taxes and minority interest of $108,000 for the quarter ended October 31, 2004.

     During the quarter ended October 31, 2005, Overhead decreased $717,000 due to labor and other costs being charged directly to the Company's bridge girder fabrication company's I-95/395/495 contract that would otherwise be included in overhead costs. These costs can be charged directly since this was the only contract on which the Company's Manassas, Virginia plant performed work during the three months ended October 31, 2005. There were additional savings due to the close down of the Company's Bessemer, Alabama plant, which was operational in the quarter ended October 31, 2004, as well as a reduction of approximately $100,000 from the construction segment.

     General and Administrative expenses remained consistent with prior years.

     Depreciation expense decreased $102,000 related to equipment sales over the past two quarters, the close down of the Bessemer, Alabama plant and fewer depreciable assets.

     Interest expense increased $67,000 due to higher interest rates on variable rate debt.


BACKLOG

     At October 31, 2005, the Company's backlog was $35.9 million, which is a decrease of approximately $19 million from October 2004 and $3 million from July 31, 2005. Approximately $34 million of the backlog will be completed within the next twelve months.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     The Company's cash equivalents, invested in interest-bearing instruments, are presented at fair value on the Company's balance sheets. The Company's exposure to market risks for changes in interest rates relate primarily to these investments and current and long-term debt.

Item 4. Controls and Procedures

     As of October 31, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including Chief Executive Officer (CEO) and Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and Controller, concluded that the disclosure controls and procedures were effective as of October 31, 2005. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to October 31, 2005.

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

     On September 29, 2005, the Company entered into a First Amendment to Forbearance Agreement, which modified the Forbearance Agreement with United Bank as follows:

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

     The Company is behind in payment of $56,000 of interest to this bank, which notified the Company on December 13, 2005, of such default, which the Company expects to cure in December.

     As a result of payment and other alleged defaults, CitiCapital threatened foreclosure and sale of their collateral on two heavy lift cranes, one owned and one leased by the Company. The Company entered into a forbearance agreement providing for settlement of late charges and personal property taxes, monthly payments, and reimbursement of legal fees, providing that the Company pay off the accounts by November 1, 2005, without penalty, and December 1, 2005, with a 1% penalty. Subsequent to October 31, 2005, the Company sold one of the cranes for approximately $1 million, decreasing debt by approximately $830,000 and decreasing net assets by approximately $950,000. The second crane, which was leased, was sold to a company owned by related parties. The related party sale for $200,000, the proceeds of which were used to fully satisfy the remaining obligation to CitiCapital, was approved by the independent directors of the Company. The terms of the leaseback are that the Company will pay a lease payment based on Prime + 1% for a three month term with a three month extension at the Company's option, and the Company may buy the crane for the amount paid by the buyer, plus $2,000 during the initial term and an additional $2,000 during the extension term. This transaction is expected to be recorded as a financing transaction for the reasons discussed under the Richmond sale/leaseback disclosure. The Company intends to sell this crane within the term of the lease.

     HSBC Business Credit had a suit pending for approximately $900,000 for non-payment on a lease for a heavy-lift crane, and a specialized trailer. This equipment was sold for approximately $740,000 and the obligation to HSBC Business Credit was fully satisfied. The Company reported a $75,000 gain on the sale.

     As a result of payment and other alleged defaults, Provident Leasing threatened foreclosure and sale of a heavy lift crane leased by the Company, valued at approximately $400,000. The Company entered into a forbearance agreement providing for monthly payments until January 15, 2006, when the account is due in full. The Company has defaulted on the Forbearance Agreement and is pursuing further discussions with the Lessor to allow for sale or re-financing of the crane. In the event the lessor pursues its remedies, the Company expects that there may be an additional liability of up to $100,000. The Company intends to settle this account with the lessor on the best terms available.

     As a result of payment and other alleged defaults, the Company has been negotiating with CIT Group, who has offered to restructure a note secured by three heavy lift cranes and to waive defaults on a note secured by another crane. These notes totaled approximately $1.1 million at October 31, 2005.
The Company expects to enter into an agreement along the lines offered by CIT, providing that the Company will sell one of the three cranes, restructure the payments on the two remaining cranes, and continue making payments under the other note.

     As a result of payment and other alleged defaults, the Company has been negotiating with Financial Federal Credit, Inc. (FFCI), who has offered to restructure two notes which were secured by five cranes. Three of the cranes were sold by the Company for approximately $560,000 during the quarter ended October 31, 2005 and the proceeds paid to FFCI. The Company expects to enter into an agreement to restructure the remaining FFCI notes, which total approximately $1 million.

     As a result of payment and other alleged defaults, the Company has been negotiating with Bank of America, who agreed to accept a negotiated buyout of two capital leases and one operating lease provided payment was made by November 30, 2005. To fully satisfy the obligations to Bank of America, the independent directors approved the sale/leaseback of the three cranes to an affiliated party for $750,000. The terms of the leaseback are that the Company will make lease payments based on Prime + 1% for a six month term with a three month extension at the Company's option, and the Company may buy the cranes for the amount paid by the buyer, plus $10,000 during the initial term and an additional $5,000 during the extension term. This transaction is expected to be recorded as a financing transaction for the reasons discussed under the Richmond sale/leaseback disclosure. The Company intends to keep these three cranes and to refinance or enter into a longer-term agreement during the term of the lease.

     On October 18, 2005, the Company received notice from NASDAQ that it was not in compliance with certain continued listing criteria for the NASDAQ National Market per Marketplace Rule 4450(a)(3). Specifically, the notice stated that the stockholder's equity at July 31, 2005, as published in the Company's Form 10-K filed on October 14, 2005, was less than the required $10
million.   The notice requested that the Company provide NASDAQ with a plan by
November 2, 2005, of the actions that the Company proposes to take to come into compliance with the listing criteria. NASDAQ subsequently extended the date for plan submittal to November 9, 2005. The Company submitted its plan on November 8, 2005.

     On December 1, 2005, the Company received a notice from NASDAQ that the value of the public float in the Company's stock had fallen below NASDAQ National Market standards for the past 30 days.

     On December 14, 2005, the Company received a notice from NASDAQ, informing the Company that the NASDAQ Listings' Qualification staff had determined that the Company had not provided definitive evidence of the Company's ability to achieve near term compliance with the continued listing
requirements for the NASDAQ National Market.   The Company had the option of
choosing to immediately apply for transfer of the Company's stock to the
NASDAQ Capital Market or of appealing the staff's determination.   The Company
has chosen to appeal the decision and all necessary paperwork will be filed by December 16, 2005.

     The Company continues to work with the NASDAQ Listing Qualifications' personnel evaluating the Company's application for remaining on the NASDAQ National Market. However, the Company recognizes that, due to the current compliance issues for continued listing on the National Market, it is likely
that a delisting notice will be issued by NASDAQ staff.   The Company intends
to appeal any such notice to a formal hearing panel.



ITEM 2. Changes in Securities and Use of Proceeds

     None.

ITEM 3. Defaults Upon Senior Securities

     Wachovia. During the quarter ended October 31, 2005, the Company paid its debt related to its Richmond, Virginia property. The note was paid in full from the proceeds of the sale-leaseback of the Company's Richmond, Virginia plant to Frank E. Williams, Jr.

     United Bank. The Company entered into a First Amendment to Forbearance Agreement, which modified the Forbearance Agreement signed on June 30, 2005 as follows:

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

The Company is behind in payment of $56,000 of interest to this bank, which notified the Company on December 13, 2005, of such default, which the Company expects to cure in the near future.

     In order to fund the repayment of the United Bank notes, the Company is pursuing various financing options, including conventional, asset-based, and equity secured financing. Because of the Company's financial condition, management believes that the cost of debt may be higher than normal market rates.

     Equipment Notes/Leases. Elsewhere in this document the Company has described the status of its notes and leases with several other equipment lenders and lessors. The Company continues to pursue negotiations with these parties and the sale and/or refinancing of equipment as necessary to meet or satisfy its obligations.


ITEM 4. Submission of Matters to a Vote of Security Holders

     On November 5, 2005, the shareholders of Williams Industries, Inc. elected the Company's board of directors at the annual meeting of shareholders. Elected were: Stephen N. Ashman, R. Bentley Offutt, William J. Sim, Frank E. Williams, Jr., Frank E. Williams, III and John A. Yerrick.

     The results of the November 5, 2005 shareholder's election of directors are as follows:

Nominee                     For              Abstain
------------------      ------------     --------------
Stephen N. Ashman        3,267,904           116,663
R. Bentley Offutt        3,274,911           109,656
William J. Sim           3,328,013            56,554
Frank E. Williams, Jr.   3,267,729           116,838
Frank E. Williams, III   3,267,729           116,838
John A. Yerrick          3,321,006            63,561


ITEM 5. Other Information

     None.

ITEM 6. Exhibits and Reports on Form 8-K

        (a) Exhibits
            Exhibit 31.1  Section 302 Certification for
                          Frank E. Williams, III
            Exhibit 31.2  Section 302 Certification for
                          Christ H. Manos
            Exhibit 32.1  Section 906 Certification for
                          Frank E. Williams, III and
                          Christ H. Manos
            Exhibit 99    Press release dated
                          December 15, 2005

        (b) Reports on Form 8-K

            (1) October 18, 2005
                Item 3.01. Announcing the receipt of notice from NASDAQ that the Company was not in compliance with it listing requirements for the NADAQ National Market per Rule 4450(a)(3).
                Item 9.01. Press Release.

            (2) October 24, 2005
                Item 8.01. Press release announcing that the Company would apply to transfer to the NASDAQ Capital Market.
                Item 9.01. Financial Statements and exhibits.

            (3) December 5, 2005
                Item 9.01. Press release announcing that the Company is not in compliance with public float requirements for inclusion in the NASDAQ National Market and that the Company has until February 28, 2006 to return to compliance with this standard.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

December 14, 2005               Williams Industries, Incorporated
                                ---------------------------------
                                          Registrant

                                 /s/ Frank E. Williams, III
                                ---------------------------------
                                Frank E. Williams, III
                                Chairman of the Board, President, Chief
                                Executive Officer,
                                Chief Financial Officer