Form 10-Q
period 2006-01-31
WILLIAMS INDUSTRIES INC
filed 2006-03-17
CIK 107294

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, DC 20549

                          FORM 10Q

     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For Quarter Ended             January 31, 2006

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

               YES              NO  X

At January 31, 2006, the Registrant had outstanding 3,653,400 shares of Common Stock.

             WILLIAMS INDUSTRIES, INCORPORATED
                        FORM 10-Q
         FOR THE QUARTER ENDED January 31, 2006
                  TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                           PAGE
ITEM 1.  FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets - January 31,
          2006 and July 31, 2005 (Unaudited)               1

     Condensed Consolidated Statements of Operations -
          Three and six months ended January 31, 2006
            and 2005 (Unaudited)                           2

Condensed Consolidated Statements of Cash Flows -
          Six months ended January 31, 2006 and 2005
          (Unaudited)                                      3

     Notes to Condensed Consolidated Financial Statements
          (Unaudited)                                      4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS    14

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISKS                               20

ITEM 4.  CONTROLS AND PROCEDURES                          20

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                22

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS        24

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                  24

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS                                 25

ITEM 5.  OTHER INFORMATION                                26

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                 26

CERTIFICATIONS AND SIGNATURES                             27


                     WILLIAMS INDUSTRIES, INCORPORATED
                   CONDENSED CONSOLIDATED BALANCE SHEETS
               (Unaudited - in thousands except share data)

                                   ASSETS
                                  --------
                                                January 31,    July 31,
                                                   2006          2005
                                                -----------   ----------
     CURRENT ASSETS
     Cash and cash equivalents                    $   557      $   764
     Accounts receivable, net                      13,917       14,432
     Inventory                                      2,019        5,251
     Costs and estimated earnings in excess
          of billings on uncompleted contracts      3,184        1,517
     Prepaid and other assets                       2,380        1,834
                                                -----------   ----------
                   Total current assets            22,057       23,798
                                                -----------   ----------
     PROPERTY AND EQUIPMENT, AT COST               23,139       25,091
           Accumulated depreciation               (13,976)     (13,486)
                                                -----------   ----------
                    Property and equipment, net     9,163       11,605
                                                -----------   ----------
     OTHER ASSETS                                     240          133
                                                -----------   ----------
     TOTAL ASSETS                                $ 31,460     $ 35,536
                                                ===========   ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
     CURRENT LIABILITIES
     Current portion of notes payable            $  9,964     $  9,760
     Accounts payable                               7,336        8,388
     Billings in excess of costs and estimated
             earnings on uncompleted contracts      2,630        6,343
     Deferred income                                 -               9
     Financing obligation resulting from sale-
       leaseback transaction                          319         -
     Other liabilities                              2,280        2,474
                                                -----------   ----------
                      Total current liabilities    22,529       26,974

     LONG-TERM LIABILITIES
     Notes payable, less current portion            1,087        3,512
     Financing obligation resulting from sale-
       leaseback transaction                        2,750         -
                                                -----------   ----------
                      Total Liabilities            26,366       30,486
                                                -----------   ----------
     MINORITY INTERESTS                               184          172
                                                -----------   ----------
     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' EQUITY
     Common stock -3,653,400 and 3,649,535
       shares issued and outstanding                  365          365
     Additional paid-in capital                    16,608       16,594
     Accumulated deficit                          (12,063)     (12,081)
                                                -----------   ----------
          Total stockholders' equity                4,910        4,878
                                                -----------   ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 31,460     $ 35,536
                                                ===========   ==========

          See Notes To Condensed Consolidated Financial Statements.

                                    1

                  WILLIAMS INDUSTRIES, INCORPORATED
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
($000 omitted)
                                  Three Months Ended      Six Months Ended
                                      January 31,             January 31,
                                    2006       2005        2006       2005
REVENUE                          ---------  ---------   ---------  ---------
    Construction                 $  3,699   $  4,454    $  7,407   $  9,543
    Manufacturing                   7,400      8,003      15,739     15,376
    Other                              50         69         107        137
                                 ---------  ---------   ---------  ---------
         Total revenue             11,149     12,526      23,253     25,056
                                 ---------  ---------   ---------  ---------
DIRECT COSTS
    Construction                    2,415      3,323       5,208      6,911
    Manufacturing                   5,028      6,396      11,254     12,108
                                 ---------  ---------   ---------  ---------
        Total direct costs          7,443      9,719      16,462     19,019
                                 ---------  ---------   ---------  ---------
GROSS PROFIT                        3,706      2,807       6,791      6,037
                                 ---------  ---------   ---------  ---------
EXPENSES
    Overhead                        1,326      1,583       2,281      3,255
    General and administrative      1,516      1,840       3,203      3,594
    Depreciation                      397        518         830      1,053
    Interest                          193        200         447        387
                                 ---------  ---------   ---------  ---------
        Total expenses              3,432      4,141       6,761      8,289
                                 ---------  ---------   ---------  ---------
INCOME (LOSS) BEFORE INCOME TAXES,
  MINORITY INTERESTS AND
  EXTRAORDINARY ITEM                  274     (1,334)         30     (2,252)

INCOME TAX PROVISION                   -         850        -           500
                                 ---------  ---------   ---------  ---------
INCOME (LOSS) BEFORE MINORITY
   INTERESTS AND EXTRAORDINARY ITEM   274     (2,184)         30     (2,752)

    Minority interests                 (6)        (3)        (12)       (12)

INCOME (LOSS) BEFORE
   EXTRAORDINARY ITEM             $   268    $(2,187)    $    18    $(2,764)

EXTRAORDINARY ITEM
    Gain on extinguishment of debt    -          828         -          828
                                 ---------  ---------   ---------  ---------
NET INCOME (LOSS)                 $   268    $(1,359)    $    18    $(1,936)
                                 =========  =========   =========  =========
NET INCOME (LOSS) PER COMMON SHARE:

BASIC:
Income (loss)
  before extraordinary item          0.07      (0.59)       0.01      (0.75)
Extraordinary item                   0.00       0.22        0.00       0.22
                                 ---------  ---------   ---------  ---------
PROFIT (LOSS)
  PER COMMON SHARE-BASIC           $ 0.07     $(0.37)     $ 0.01     $(0.53)
                                 =========  =========   =========  =========
DILUTED:
Income (loss)
  before extraordinary item          0.07      (0.59)       0.01      (0.75)
Extraordinary item                   0.00       0.22        0.00       0.22
                                 ---------  ---------   ---------  ---------
INCOME (LOSS)
  PER COMMON SHARE-DILUTED         $ 0.07     $(0.37)     $ 0.01     $(0.53)
                                 =========  =========   =========  =========

WEIGHTED AVERAGE NUMBER
     OF SHARES OUTSTANDING:
     BASIC AND DILUTED           3,650,753  3,639,554   3,650,144  3,637,125
                                 ---------  ---------   ---------  ---------
           See Notes To Condensed Consolidated Financial Statements
                                       2

                      WILLIAMS INDUSTRIES, INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited in thousands)

                                                     Six Months Ended
                                                January 31,   January 31,
                                                   2006          2005
                                                -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                               $    18       $(1,936)

NET CASH USED IN OPERATING ACTIVITIES              (2,436)         (193)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property, plant and equipment    (151)       (2,210)
   Decrease in restricted cash                       -              522
   Proceeds from sale of
     property, plant and equipment                  1,819          -
NET CASH
  PROVIDED BY (USED IN) INVESTING ACTIVITIES        1,668        (1,688)
`
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                         5,802         4,333
   Repayments of notes payable                     (5,273)       (1,610)
   Issuance of common stock                            14            55
NET CASH PROVIDED BY FINANCING ACTIVITIES             543         2,778

NET DECREASE IN CASH AND CASH EQUIVALENTS            (207)       (1,039)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        764         1,343
CASH AND CASH EQUIVALENTS, END OF PERIOD          $   557       $   304


       See Notes To Condensed Consolidated Financial Statements.
                                   3



                    WILLIAMS INDUSTRIES, INCORPORATED
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           January 31, 2006

1.  INTERIM FINANCIAL STATEMENTS

     This document includes unaudited interim financial statements that should be read in conjunction with the Company's latest audited annual financial statements. However, in the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the Company's financial position as of January 31, 2006 and July 31, 2005, the results of its operations for the three and six months ended January 31, 2006 and 2005, respectively, and its cash flows for the six months ended January 31, 2006 and 2005, respectively. Operating results for the six months ended January 31, 2006 are not necessarily indicative of the results expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended July 31, 2005.

     The Company is facing a liquidity and business crisis after suffering operating losses for several years. It has tapped its available sources of operating cash, and borrowed approximately $2 million from its largest shareholder and his affiliated entities. The Company is operating under a Forbearance Agreement with its major lender pursuant to which approximately $5 million was scheduled to be repaid by March 6, 2006. At January 31, 2006, the Company was behind in payment of $65,000 of interest to this bank, which notified the Company on February 24, 2006, of such default, which the Company subsequently cured. The Company has negotiated a short extension of the maturity date of these obligations, which were not repaid on March 6, 2006. On March 16, 2006, the Company and United Bank entered into a term sheet confirming the agreement in principle to enter into a Second Amendment to Forbearance Agreement not later than March 30, 3006, providing in pertinent part as follows:

(1) The Company will make a payment of $250,000;

(2) The Company will remit $200,000 into a money market account to be drawn against to pay interest;

(3) The term of the Forbearance Agreement will be extended through July 31, 2006;

(4) The Williams Family Limited Partnership (WFLP) will increase the amount of its pledge of additional collateral by $758,000 in addition to $1 million pledged in the original agreement;

(5) Frank E. Williams, Jr., will reaffirm his personal guarantee of $242,000 of the Company's obligations to United Bank;

(6) In the event the Company makes an additional principal payment to the bank of $1 million by July 31, 2006, the term of the Forbearance Agreement will be extended through December 31, 2006.

The Company expects to have the Second Amendment documented and closed within the allotted time.

     In addition, the Company is in default of nearly all of its other debts and leases by virtue of failing to make scheduled payments in a timely fashion.

     Because of the Company's financial condition and the highly competitive market in its areas of operation, there remains significant risk that the Company may not be able to maintain its level of operations. The Company operates in an industry where such problems are common, and where there are large risks related to estimating and performing work and collecting amounts earned.

     The Company is pursuing a number of contingency plans to address these issues. During the six months ended January 31, 2006, the Company sold and leased back its Richmond, Virginia property, paying debt of approximately $2 million. Additionally, the Company sold owned and leased cranes and other equipment, reducing debt by $1.4 million, and reducing future annual cash flows by approximately $500,000. Additional plans include negotiations with lenders and customers, additional sales of equipment and real property, asset and stock-based credit facilities, and the sale, discontinuance, reorganization or liquidation of one or more subsidiaries.

     For the quarter ended January 31, 2006, the Company applied Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", which replaced SFAS No. 123 "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" to account for its stock option plans. The new standard requires public companies to treat stock options and all other forms of shared-based payments to employees as compensation costs in the income statement; however, the approach is similar to the guidance set forth in SFAS No. 123. The adoption of SFAS No. 123 (R) had no impact on the Company's condensed consolidated financial statements for the three months ended January 31, 2006 since there were no grants during those periods and all prior grants were fully vested at that date, the date the statement was first applied. The Company generally grants options for common stock at an option price equal to the fair market value of the stock on the date of grant. The Company's stock option plans are more fully described in the Company's Annual Report on Form 10-K for fiscal year ended July 31, 2005.

     No stock options were issued during the quarter ended January 31, 2006. During the quarter ended January 31, 2005, the Company issued a total of 30,000 common stock options to its non-employee directors (6,000 shares per director) at a price of $4.10 a share. The Company used the intrinsic method of valuing stock options, and as prescribed by APB No. 25, it did not expense the value of stock options. The following table shows the effect as if compensation cost for all options had been determined based on the fair market value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148 "Accounting for Stock-Based Compensation " Transition and Disclosure."
                                  Three Months Ended      Six Months Ended
                                      January 31,             January 31,
                                    2006       2005        2006       2005
                                 ---------  ---------   ---------  ---------
AS REPORTED
Net Income (Loss)                   $268    $(1,359)        $18    $(1,936)
          (in thousands)

Net Income (Loss) Per Common
  Share Basic and Diluted          $0.07     $(0.37)      $0.01     $(0.53)

Stock-based compensation             -          (43)        -          (43)
            (in thousands)

PRO-FORMA
Net Income (Loss)                   $268    $(1,402)        $18    $(1,979)
          (in thousands)

Net Income (Loss) Per Common
  Share Basic and Diluted          $0.07     $(0.38)      $0.01     $(0.54)



2.  RELATED-PARTY TRANSACTIONS

     Mr. Frank E. Williams, Jr., who owned or controlled approximately 45% of the Company's stock at January 31, 2006, and is a director of the Company, also owns controlling interests in the outstanding stock of Williams Enterprises of Georgia, Inc., and Structural Concrete Products, LLC. Additionally, Mr. Williams, Jr. owns a substantial interest in Bosworth Steel Erectors, Inc. Amounts receivable and payable to these entities at January 31, 2006 and July 31, 2005, and revenue earned and costs incurred with these entities during the three and six months ended January 31, 2006 and 2005 are reflected below.
                                  Three Months Ended      Six Months Ended
                                      January 31,             January 31,
                                    2006       2005        2006       2005
                                 ---------  ---------   ---------  ---------
 (in thousands)
Revenue                              $77       $228        $209       $503

Billings to entities                $129        $88        $227       $552

Costs and expenses incurred         $119        $91        $269       $214

                                                     Balance      Balance
                                                    January 31     July 31,
                                                       2006         2005
                                                    ---------    ---------
Accounts receivable                                    $741         $663
Notes Payable                                          $109         $667
Accounts Payable                                       $677         $400
Billings in excess of costs and estimated
  earnings on uncompleted contracts                     $51          $82
Accrued Interest Payable                                 $5         $106


     During the quarter ended January 31, 2006, the Company recorded a new note payable to Mr. Williams, Jr. of approximately $21,000 for past due director related fees.

    During the quarter ended October 31, 2005, the Company sold its Richmond, Virginia property to Mr. Williams, Jr. and leased it back on a long-term basis, with an option to buy it back for the same price for which it was sold (See Note 6).

     The Company is obligated to the Williams Family Limited Partnership
(WFLP) under a lease agreement for real property with an option to purchase. WFLP is controlled by individuals who own, directly or indirectly, approximately 49% of the Company's stock. The lease, which had an original term of five years and an extension option for five years, commenced February 15, 2000. The original term was extended one year to February 15, 2006, and subsequently extended to February 15, 2010. The lease contains an option to purchase up to ten acres at the "original pro-rata cost" of $567,500. The Company currently incurs annual lease expense of approximately $43,000.

     During the three months ended January 31, 2006, the Company borrowed $455,000 from WFLP. Lease and interest expense for the three and six months ended January 31, 2006 and 2005 is reflected below. Additionally, at January 31, 2006 and July 31, 2005, Notes Payable, Accounts Payable, representing lease payments, and Accrued Interest Payable to WFLP are reflected below.

                                  Three Months Ended      Six Months Ended
                                      January 31,             January 31,
                                    2006       2005        2006       2005
                                 ---------  ---------   ---------  ---------
 (in thousands)
Lease Expense                        $11        $11         $21        $12
Interest Expense                     $30        $ 3         $41        $ 5

                                                     Balance      Balance
                                                    January 31     July 31,
                                                       2006         2005
                                                    ---------    ---------
Notes Payable                                        $1,930       $1,381
Accounts Payable                                      $ 171       $  149
Accrued Interest Payable                              $  73       $   18

     Directors Frank E. Williams, Jr. and Stephen N. Ashman are shareholders and directors of a commercial bank from which the Company obtained a $240,000 note payable on December 23, 2002. The note is payable in sixty equal monthly payments of principal of $4,000 plus interest at the current Prime Rate plus ..75%, which was 8.25% at January 31, 2006. The note, which replaced an existing note payable that had a higher interest rate and payment, was negotiated at arms length under normal commercial terms. Interest expense for the three and six months ended January 31, 2006 and 2005 is reflected below. The balance outstanding at January 31, 2006 and July 31, 2005 is also reflected below.
                                  Three Months Ended      Six Months Ended
                                      January 31,             January 31,
                                    2006       2005        2006       2005
                                 ---------  ---------   ---------  ---------
 (in thousands)
Interest Expense                      $3         $3          $5         $6

                                                     Balance      Balance
                                                    January 31     July 31,
                                                       2006         2005
                                                    ---------    ---------
Note Payable                                           $ 92        $116


Directors

     On January 1, 2006, the Company executed notes payable to the non-employee members of the Board of Directors, excluding Frank E. Williams, Jr., for unpaid director related fees totaling $60,000. The notes accrue interest at 7% and are payable by September 1, 2006.

3.  SEGMENT INFORMATION

     Information about the Company's operations for the three and six months ended January 31, 2006 and 2005 is as follows (in thousands):

                                  Three Months Ended      Six Months Ended
                                      January 31,             January 31,
                                    2006       2005        2006       2005
                                 ---------  ---------   ---------  ---------
Revenues:
  Construction                    $ 4,136    $ 5,232     $ 8,222    $11,145
  Manufacturing                     7,481      8,883      16,269     16,979
  Other                               237        225         392        458
                                 ---------  ---------   ---------  ---------
                                   11,854     14,340      24,883     28,582
                                 ---------  ---------   ---------  ---------
Intersegment revenues:
  Construction                        437        778         815      1,602
  Manufacturing                        81        880         530      1,603
  Other                               187        156         285        321
                                 ---------  ---------   ---------  ---------
                                      705      1,814       1,630      3,526
                                 ---------  ---------   ---------  ---------
Consolidated revenues:
  Construction                      3,699      4,454       7,407      9,543
  Manufacturing                     7,400      8,003      15,739     15,376
  Other                                50         69         107        137
                                 ---------  ---------   ---------  ---------
Total Consolidated
     Revenues                     $11,149    $12,526     $23,253    $25,056
                                 ---------  ---------   ---------  ---------
Operating income (loss):
  Construction                     $  419      $(181)     $   12     $   (7)
  Manufacturing                       448       (632)      1,157     (1,203)
                                 ---------  ---------   ---------  ---------
Consolidated operating income
  (loss)                              867       (813)      1,169     (1,210)
General corporate expense, net       (400)       507        (692)       173
Interest expense                     (193)      (200)       (447)      (387)
Income tax provision                 -          (850)       -          (500)
Minority interests                     (6)        (3)        (12)       (12)
                                 ---------  ---------   ---------  ---------
Coporate income (loss)               $268    $(1,359)        $18    $(1,936)
                                 ---------  ---------   ---------  ---------

     The majority of revenues are derived from projects on which the Company is a subcontractor of a material supplier, contractor or subcontractor.
Where the Company acts as a subcontractor, it is invited to bid by firms seeking construction services or materials. Therefore, it is important to maintain favorable business relations with those firms. Over a period of years, the Company has established such relationships with a number of companies. During the six months ended January 31, 2006, two customers in the manufacturing segment accounted for 22% and 20% of total "consolidated revenue" and 33% and 30% of "manufacturing revenue". One customer in the construction segment accounted for 13% of "consolidated revenue" and 41% of

"construction revenue". For the six months ended January 31, 2005, two customers in the manufacturing segment accounted for 26% and 15% of total "consolidated revenue" and 43% and 24% of "manufacturing revenue". While no customers in the construction segment accounted for more than 10% of total "consolidated revenue", two customers in the construction segment accounted 15% and 14% of "construction revenue".

     The Company's bridge girder subsidiary is dependent upon one supplier of rolled steel plate. The Company's stay-in-place metal decking subsidiary has several suppliers of galvanized rolled steel. The Company strives to maintain good relations with these vendors, generally receiving orders on a timely basis at reasonable cost for this market. If the relations with these vendors were to deteriorate or the vendors were to go out of business, the Company would have trouble meeting contract deadlines. Other major suppliers of rolled steel plate have limited excess production available to "new" customers.

4.  INVENTORIES

     Materials inventory consists of structural steel, steel plates and galvanized steel coils. Cost of materials inventory is accounted for using either the specific identification or the average cost method. The cost of supplies inventory is accounted for using the first-in, first-out, (FIFO) method. No significant amount of inventory is included in contracts in process.


5.  PURCHASE OF ASSETS

     During the six months ended January 31, 2006, the Company capitalized Property and Equipment, for use in its operations, of approximately $151,000, which was mainly for capital repairs to equipment.

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

The land and building in this transaction are included in property and equipment as follows:

                                            Balance
                                           January 31,
(In thousands)                                2006
                                           ---------
Land                                          $357
Building & improvements                      2,190
                                           ---------
 Total property at cost                      2,547
Less: Accumulated depreciation              (1,436)
                                           ---------
  Property, net                             $1,111
                                           =========

Depreciation on the building will continue to be charged to operations until a sale has been recognized.

Future minimum payments required under the leaseback, as of January 31, 2006, are due as follows:

During the year ending January 31:
     2007                $228
     2008                 228
     2009                 228
     2010                 228
     2011                 228
     2012                  19
                       -------
     Total             $1,159
                       -------

Interest expense relating to this financing agreement was $57,000 and $81,000 for the three and six months ended January 31, 2006, respectively.

     During the quarter ended January 31, 2006, Mr. Williams, Jr. and two officers of the Company formed a company named "FlexLease LLC" to address crane finance and lease defaults and to assist with financing and disposing of cranes and other assets. All transactions with FlexLease were approved in advance by the Company's independent directors. On November 30, 2005, FlexLease acquired four cranes, two which were leased by the Company, for aggregate consideration of $950,000. The cranes were leased back to the company for approximately $7,000 per month, subject to the Company's right to buy each crane for the amount paid by FlexLease plus a fee of 1%-2% depending on when such right is exercised. Three of the cranes are expected to remain in company operations. The fourth was sold subsequent to the quarter ended January 31, 2006. The deferred gain on this transaction is shown as "Financing transaction resulting from sale-leaseback transaction" under Current Liabilities on the Condensed Consolidated Balance Sheet. The Company has an accounts receivable balance due from FlexLease of approximately $136,000 at January 31, 2006 related to this transaction.

The two Company cranes in this transaction are included in property and equipment as follows:

                                            Balance
                                           January 31,
(In thousands)                                2006
                                           ---------
Cranes & Heavy Equipment                     $1,032
Less: Accumulated depreciation                 (903)
                                           ---------
  Property, net                                $129
                                           =========

Depreciation on the cranes will continue to be charged to operations until a sale has been recognized. Future minimum lease payments of approximately $28,000 will be payable within the next four months, the current term of the lease.

7.      Extraordinary Item

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


8.     RECLASSIFICATIONS

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

     The Company is facing a liquidity and business crisis after suffering operating losses for several years. It has tapped its available sources of operating cash, and borrowed approximately $2 million from its largest shareholder and his affiliated entities. The Company is operating under a Forbearance Agreement with its major lender pursuant to which approximately $5 million was scheduled to be repaid by March 6, 2006. At January 31, 2006, the Company was behind in payment of $65,000 of interest to this bank, which notified the Company on February 24, 2006, of such default, which the Company subsequently cured. The Company has negotiated a short extension of the maturity date of these obligations, which were not repaid on March 6, 2006. On March 16, 2006, the Company and United Bank entered into a term sheet confirming the agreement in principle to enter into a Second Amendment to Forbearance Agreement not later than March 30, 3006, providing in pertinent part as follows:

(1) The Company will make a payment of $250,000;

(2) The Company will remit $200,000 into a money market account to be drawn against to pay interest;

(3) The term of the Forbearance Agreement will be extended through July 31, 2006;

(4) The Williams Family Limited Partnership (WFLP) will increase the amount of its pledge of additional collateral by $758,000 in addition to $1 million pledged in the original agreement;

(5) Frank E. Williams, Jr., will reaffirm his personal guarantee of $242,000 of the Company's obligations to United Bank;

(6) In the event the Company makes an additional principal payment to the bank of $1 million by July 31, 2006, the term of the Forbearance Agreement will be extended through December 31, 2006.

The Company expects to have the Second Amendment documented and closed within the allotted time.

     In addition, the Company is in default on many of its other debts and leases by virtue of failing to make scheduled payments in a timely fashion. Because of the Company's financial condition and the highly competitive market in its areas of operation, there remains significant risk that the Company may not be able to maintain its level of operations. The Company operates in an industry where such problems are common, and where there are large risks related to estimating and performing work and collecting amounts earned.

     During the quarter ended January 31, 2006, the Company's construction segment sold owned and leased cranes for approximately $2.1 million, decreasing notes payable by approximately $900,000 and reducing lease obligations.

      The Company closed the Bessemer, Alabama plant and sold two shot blasting machines, one owned and one leased, recording a loss of $19,000 on the owned machine and reducing cash requirements and lease expense annually by $99,000 on the leased machine. All other assets were sold or transferred to other Company facilities. There was no additional liability to the Company as a result of the sale and other closeout activities.

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

     During the quarter ended January 31, 2006, the Company's bridge girder subsidiary substantially completed its work on its I-95/395/495 contract, allowing it to continue fabricating the remaining phases of its Woodrow Wilson Bridge contract, as well as other contracts in its backlog.

     The construction segment was profitable for the quarter ended January 31, 2006 as it worked on more profitable contracts and sold fixed assets, mainly cranes, for approximately $1.7 million generating a net gain of approximately $75,000, which contributed to its profitability.

     Due to acceleration of the Company's line of credit and other defaulted loans, these loans are now classified as Current portion of Notes Payable on the Condensed Consolidated Balance Sheet and included in Total current liabilities, contributing to the Company's working capital deficit of $472,000 at January 31, 2006.

Material Changes in Financial Condition
-----------------------------------------
     For the six months ended January 31, 2006, the following changes occurred:

     The Company's Cash and Cash Equivalents decreased $207,000 as the Company used cash to fund operations.

     Accounts Receivable decreased approximately $515,000 from a decline in billings and increased efforts to collect older receivables.

     Inventory decreased $3.2 million as the Company used steel plate and galvanized steel coils to produce its work, mainly on the I95/395/495 Springfield Interchange and the Woodrow Wilson Bridge contracts. The Company believes it has adequate inventory on hand to meet current needs.

     Property and Equipment, at Cost decreased approximately $2 million as the Company sold six cranes with a cost of approximately $1.9 million. The Company sold manufacturing equipment with a cost of $141,000. The Company purchased or capitalized major repairs on equipment amounting to $151,000.

     Prepaid and Other Assets increased $546,000 as the Company financed its workers' compensation insurance premiums for the next policy year.

     Other Assets increased $107,000 from the deferral of financing fees related to the Richmond property sale and the deferral of future capital repair costs on equipment.

     At January 31, 2006, the Company had approximately $5.5 million in variable rate notes payable. Total Notes Payable increased $848,000 during the six months ended January 31, 2006. The Company borrowed approximately $6.1 million which included the financing obligation resulting from the sale-leaseback transaction of $3 million, $1.5 million used to finance annual insurance renewals, $500,000 borrowed to fund prior years workers' compensation insurance payments, $580,000 borrowed from a related party to fund operations and $520,000 for operations. The Company repaid $5.3 million, of which approximately $2 million was paid from the proceeds of the Richmond, Virginia property sale, $1.5 million was paid from crane sales and $1.8 million was paid from operations.

     Accounts Payable decreased $1.1 million. The Company paid material billings related to inventory used in the manufacturing segment.

     Billings In Excess of Costs and Estimated Earnings on Uncompleted Contracts net of Costs and Estimated Earnings in Excess of Billings, decreased $5.4 million, mainly related to billings associated with the completion of the I-95/395/495 contract.

     Stockholders' Equity increased $32,000 to $4.9 million due to the profit of $18,000 for the six months ended January 31, 2006, and the issuance of stock under the Company's Stock Purchase Plan of $14,000.

     For the six months ended January 31, 2006, the Company used net cash of $207,000. It used $2.4 million in operations. It generated $1.7 million from investing activities, mainly from the sale of six heavy lift cranes. The Company generated net cash of $543,000 from financing activities, where the Company borrowed $5.8 million and repaid $5.3 million. The borrowings included financing insurance premiums and expenses of $2 million, $500,000 borrowed for operations and $580,000 borrowed from a related party for operations. The balance of the borrowing was due to the sale and leaseback of the Company's Richmond, Virginia property for $2.75 million, treating the sale as a financing transaction due to the leaseback and option to repurchase the property.

Material Changes in Results of Operations
-------------------------------------------
Three Months Ended January 31, 2006 Compared to
Three Months Ended January 31, 2005

     For the quarter ended January 31, 2006, the Company reported a decrease in revenues, an increase in gross profit and gross profit percentage and an increase in its net income when compared to the quarter ended January 31, 2005.

     The Company reported net income of $268,000, or $0.07 per share, on total revenue of $11.1 million for 2006 as compared to a net loss of $1.4 million, or $0.37 per share, on total revenue of $12.5 million for 2005. Included in the loss for 2005 was a gain on extinguishment of debt of $828,000, related to the write off of debt, and the reversal of $850,000 of tax benefit.

     In the manufacturing segment, while revenues decreased $603,000, gross profit increased $765,000 and gross profit percentage increased from 20.1% in 2005 to 32.1% in 2006 as the segment's subsidiaries fabricated steel under contracts with more favorable gross margins. Operating results increased by more than $1 million from a loss of $632,000 for 2005 to income of $448,000 for 2006. During 2006, the Company's bridge girder subsidiary's Manassas, Virginia plant substantially completed work on the I-95/395/495 contract, which had operated at a loss during the prior year, and began work on its remaining backlog of work. It also completed the closedown of its Bessemer, Alabama plant, selling all remaining assets and terminating all lease obligations without further liability to the Company. The Alabama plant had operated at a loss. The Company's stay-in-place decking subsidiary was also more profitable as material prices stabilized and it worked on more profitable contracts.

     Construction segment revenues declined $755,000 when the two quarters are compared. Gross profit increased $153,000 and the gross profit percentage increased from 25% in 2005 to 35% in 2006. The segment's crane rental subsidiary was profitable as it sold two owned cranes, two leased cranes and other excess equipment. These sales resulted in lower interest expense, lease expense and maintenance cost. The segments erection subsidiary was profitable as it worked on more profitable contracts. The segment's operating income was approximately $419,000 for 2006 compared to an operating loss of $181,000 for 2005.

     During 2006, Overhead decreased $257,000 due partially to labor and other costs being charged directly to the Company's bridge girder fabrication company's I-95/395/495 contract. Since that was the only contract the Company's Manassas, Virginia plant worked, all resources of labor and other costs were charged directly to that contract. There were additional savings due to the close down of the Company's Bessemer, Alabama plant, which was operational 2005, as well as a reduction of approximately $70,000 from the construction segment.

     General and Administrative expenses decreased $324,000, mainly in the Company's construction segment where it reduced costs.

     Depreciation expense decreased $121,000 related to equipment sales over the past four quarters, the close down of the Bessemer, Alabama plant and fewer depreciable assets.

     Interest expense remained constant.


Six Months Ended January 31, 2006 Compared to
Six Months Ended January 31, 2005

     For the six months ended January 31, 2006, the Company reported a decrease in revenue, an increase in gross profit and gross profit percentage and an increase in its net income when compared to the six months ended January 31, 2005.

     The Company reported net income of $18,000, or $0.01 per share, on total revenue of $23.3 million for 2006 as compared to a net loss of $1.9 million, or $0.53 per share, on total revenue of $25.1 million for 2005. Included in the loss for 2005 was a gain on extinguishment of debt of $828,000, related to the write off of debt, and the reversal of $500,000 of tax benefit.

     In the manufacturing segment, revenues increased $363,000, gross profit increased $1.2 million and gross profit percentage increased from 21.3% in 2005 to 28.5% for 2006 as the segment's subsidiaries fabricated steel under contracts with more favorable gross margins. Operating income increased by approximately $2.4 million from a loss of $1.2 million for 2005 to a profit of $1.2 for 2006. During 2006, the Company's bridge girder subsidiary's Manassas, Virginia plant substantially completed work on the I-95/395/495 contract, which had operated at a loss during the prior year, and began work on its remaining backlog. It also completed the closedown of its Bessemer, Alabama plant, selling all remaining assets and terminating all lease obligations without further liability to the Company. The Alabama plant had operated at a loss. The Company's Stay-in-place decking subsidiary was also more profitable as material prices have stabilized and it was worked on more profitable contracts.

     Construction segment revenues declined $2.1 million when the two quarters are compared. Gross profit decreased $433,000 and the gross profit percentage increased from 28% in 2005 to 30% in 2006. The segment's crane rental subsidiary was profitable as it sold six owned cranes, two leased cranes and other excess equipment. These sales resulted in lower interest, lease expense and maintenance cost. The segment's steel erection subsidiary was profitable as it worked on more profitable contracts. The segment's operating profit was approximately $12,000 for 2006 compared to an operating loss of $7,000 for 2005.

     For the 2006, Overhead decreased $974,000 due mainly to labor and other costs that were charged directly to the Company's bridge girder fabrication company's I-95/395/495 contract. Since that was the only contract the Company's Manassas, Virginia plant worked, all resources of labor and other costs were charged directly to that contract. There were additional savings due to the close down of the Company's Bessemer, Alabama plant, which was operational in the six months ended January 31, 2005, as well as a reduction of approximately $170,000 from the construction segment.

     General and Administrative expenses decreased $391,000, mainly in the Company's construction segment where it reduced costs.

     Depreciation expense decreased $223,000 related to equipment sales over the past four quarters, the close down of the Bessemer, Alabama plant and fewer depreciable assets.

     Interest expense increased $60,000 due to higher interest rates.


BACKLOG

     At January 31, 2006, the Company's backlog was $33 million, which is a decrease of approximately $16 million from January 2005 and $6 million from July 31, 2005. It is anticipated that the backlog will be completed within the next twelve months.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     The Company's cash equivalents, invested in interest-bearing instruments, are presented at fair value on the Company's balance sheets. The Company's exposure to market risks for changes in interest rates relate primarily to these investments and current and long-term debt.


Item 4. Controls and Procedures

     As of January 31, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including Chief Executive Officer (CEO) and Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and Controller, concluded that the disclosure controls and procedures were effective as of January 31, 2006. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to January 31, 2006.

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

General
-------

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

     The Company is operating under a Forbearance Agreement with its major lender pursuant to which approximately $5 million was scheduled to be repaid by March 6, 2006. At January 31, 2006, the Company was behind in payment of $65,000 of interest to this bank, which notified the Company on February 24, 2006, of such default, which the Company subsequently cured. The Company has negotiated a short extension of the maturity date of these obligations, which were not repaid on March 6, 2006. On March 16, 2006, the Company and United Bank entered into a term sheet confirming the agreement in principle to enter into a Second Amendment to Forbearance Agreement not later than March 30, 3006, providing in pertinent part as follows:

(1) The Company will make a payment of $250,000;

(2) The Company will remit $200,000 into a money market account to be drawn against to pay interest;

(3) The term of the Forbearance Agreement will be extended through July 31, 2006;

(4) The Williams Family Limited Partnership (WFLP) will increase the amount of its pledge of additional collateral by $758,000 in addition to $1 million pledged in the original agreement;

(5) Frank E. Williams, Jr., will reaffirm his personal guarantee of $242,000 of the Company's obligations to United Bank;

(6) In the event the Company makes an additional principal payment to the bank of $1 million by July 31, 2006, the term of the Forbearance Agreement will be extended through December 31, 2006.

The Company expects to have the Second Amendment documented and closed within the allotted time.

     As a result of payment and other alleged defaults, Provident Leasing threatened foreclosure and sale of a heavy lift crane leased by the Company, valued at approximately $400,000. The Company entered into a forbearance agreement providing for monthly payments until January 15, 2006, when the account was due in full. The Company negotiated a payoff amount of $410,000 for this lease, which subsequent to the quarter ended January 31, 2006 was acquired by FlexLease LLC, an entity owned by related parties, and leased to the company for approximately $3,000 per month, subject to the Company's right to buy the crane for the amount paid by FlexLease plus a fee of 1%-2% depending on when such right is exercised.

     As a result of payment and other alleged defaults, the Company has been negotiating with CIT Group, who has offered to restructure a note secured by three heavy lift cranes and to waive defaults on a note secured by another crane. These notes totaled approximately $1.1 million at January 31, 2006. The Company expects to enter into an agreement along the lines offered by CIT, providing that the Company will sell one of the three cranes, restructure the payments on the two remaining cranes, and continue making payments under the other note.

     As a result of payment and other alleged defaults, the Company has been negotiating with Financial Federal Credit, Inc. (FFCI), who offered to restructure two notes which were secured by five cranes. Three of the cranes were sold by the Company for approximately $560,000 during the quarter ended October 31, 2005 and the proceeds paid to FFCI. After FFCI filed suit to collect the remaining amounts it claimed, the Company entered into a settlement agreement providing for payment of $100,000 which was delivered, and further payment of $1,009,000 due not later than March 17, 2006, or else the Company has agreed to entry of a judgment for $1,067,000 and possession of the cranes at issue. On March 17, 2006, in order to raise the funds necessary to pay FFCI, the Company sold the two cranes to an entity owned by related parties, and leased to the company for approximately $18,000 per month, subject to the Company's right to buy the cranes for the amount paid plus a fee of 1%-3% depending on when such right is exercised.

     On October 18, 2005, the Company received notice from NASDAQ that it was not in compliance with certain continued listing criteria for the NASDAQ National Market per Marketplace Rule 4450(a)(3). Specifically, the notice stated that the stockholder's equity at July 31, 2005, as published in the Company's Form 10-K filed on October 14, 2005, was less than the required $10 million.

     Subsequent to the Company's appeal to a NASDAQ panel, NASDAQ ruled that the Company's stock should be transferred to the NASDAQ Capital Market. The Company's stock began trading on the NASDAQ Capital Market on February 21, 2006.


ITEM 2. Changes in Securities and Use of Proceeds

     None.


ITEM 3. Defaults Upon Senior Securities

United Bank. The Company is operating under a Forbearance Agreement with its major lender pursuant to which approximately $5 million was scheduled to be repaid by March 6, 2006. At January 31, 2006, the Company was behind in payment of $65,000 of interest to this bank, which notified the Company on February 24, 2006, of such default, which the Company subsequently cured. The Company has negotiated a short extension of the maturity date of these obligations, which were not repaid on March 6, 2006. On March 16, 2006, the Company and United Bank entered into a term sheet confirming the agreement in principle to enter into a Second Amendment to Forbearance Agreement not later than March 30, 3006, providing in pertinent part as follows:

(1) The Company will make a payment of $250,000;

(2) The Company will remit $200,000 into a money market account to be drawn against to pay interest;

(3) The term of the Forbearance Agreement will be extended through July 31, 2006;

(4) The Williams Family Limited Partnership (WFLP) will increase the amount of its pledge of additional collateral by $758,000 in addition to $1 million pledged in the original agreement;

(5) Frank E. Williams, Jr., will reaffirm his personal guarantee of $242,000 of the Company's obligations to United Bank;

(6) In the event the Company makes an additional principal payment to the bank of $1 million by July 31, 2006, the term of the Forbearance Agreement will be extended through December 31, 2006.

The Company expects to have the Second Amendment documented and closed within the allotted time.

     In order to fund the repayment of the United Bank notes, the Company is pursuing various financing options, including conventional, asset-based, and equity secured financing. Because of the Company's financial condition, management believes that the cost of debt may be higher than normal market rates.

     Equipment Notes/Leases. Elsewhere in this document and in the quarterly filing for October 31, 2005, the Company described the status of its notes and leases with several other equipment lenders and lessors. The Company continues to pursue negotiations with these parties and the sale and/or refinancing of equipment as necessary to meet or satisfy its obligations.


ITEM 4. Submission of Matters to a Vote of Security Holders

     On November 5, 2005, the shareholders of Williams Industries, Inc. elected the Company's board of directors at the annual meeting of shareholders. Elected were: Stephen N. Ashman, R. Bentley Offutt, William J. Sim, Frank E. Williams, Jr., Frank E. Williams, III and John A. Yerrick.

     The results of the November 5, 2005 shareholder's election of directors are as follows:

Nominee                        For            Abstain
--------------------       ------------     -----------
Stephen N. Ashman           3,267,904          116,663
R. Bentley Offutt           3,274,911          109,656
William J. Sim              3,328,013           56,554
Frank E. Williams, Jr.      3,267,729          116,838
Frank E. Williams, III      3,267,729          116,838
John A. Yerrick             3,321,006           63,561


ITEM 5. Other Information

     None.

ITEM 6. Exhibits and Reports on Form 8-K

(a)   Exhibits
            Exhibit 31.1  Section 302 Certification for
                          Frank E. Williams, III
            Exhibit 31.2  Section 302 Certification for
                          Christ H. Manos
            Exhibit 32.1  Section 906 Certification for
                          Frank E. Williams, III and
                          Christ H. Manos
            Exhibit 99    Press Release announcing second quarter earnings




(b)   Reports on Form 8-K

            (1) December 5, 2005
                Item 9.01. Press release announcing that the Company is not in compliance with public float requirements for inclusion in the NASDAQ National Market and that the Company has until February 28, 2006 to return to compliance with this standard.

            (2) March 6, 2006
                Item 2.04. Announcing that the Company failed to make its
                           payment of approximately $4.8 million on March 6, 2006 to United Bank under its Forbearance Agreement dated June 30, 2005, as amended September 30, 2005.




Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

March 17, 2006               Williams Industries, Incorporated
                             -----------------------------------
                             Registrant

                             /s/ Frank E. Williams, III
                             -----------------------------------
                             Frank E. Williams, III
                             Chairman of the Board, President,
                             Chief Executive Officer,
                             Chief Financial Officer










21