Form 10-Q
period 2006-04-30
WILLIAMS INDUSTRIES INC
filed 2006-06-21
CIK 107294

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                             FORM 10Q

         Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For Quarter Ended                 April 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days.       YES  X    NO  _

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                            YES  _   NO  X

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
                            YES  _   NO  X

At January 31, 2006, the Registrant had outstanding 3,653,400 shares of Common Stock.

                  WILLIAMS INDUSTRIES, INCORPORATED
                             FORM 10-Q
                FOR THE QUARTER ENDED April 30, 2006
                        TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                            PAGE

ITEM 1.  FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets -
          April 30, 2006 and July 31, 2005
          (Unaudited)                                       1

     Condensed Consolidated Statements of Operations -
          Three and nine months ended April 30, 2006
          and 2005 (Unaudited)                              2

     Condensed Consolidated Statements of Cash Flows -
          Nine months ended April 30, 2006 and 2005
          (Unaudited)                                       3

     Notes to Condensed Consolidated Financial Statements
          (Unaudited)                                       4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS     16

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISKS                                23

ITEM 4.  CONTROLS AND PROCEDURES                           24

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                 25

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS         27

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                   27

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS                                  28

ITEM 5.  OTHER INFORMATION                                 28

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                  29

CERTIFICATIONS AND SIGNATURES                              29

            WILLIAMS INDUSTRIES, INCORPORATED
          CONDENSED CONSOLIDATED BALANCE SHEETS
       (Unaudited - in thousands except share data)

                            ASSETS
                            ------
                                       April 30,      July 31,
                                         2006           2005
CURRENT ASSETS                        ----------    ----------
Cash and cash equivalents              $  1,156      $    764
Accounts receivable, net                 16,204        14,432
Inventory                                 2,696         5,251
Costs and estimated earnings in excess
  of billings on uncompleted contracts    3,007         1,517
Prepaid and other assets                  1,961         1,834
                                      ----------    ----------
         Total current assets            25,024        23,798
                                      ----------    ----------
PROPERTY AND EQUIPMENT, AT COST          22,891        25,091
  Accumulated depreciation              (14,106)      (13,486)
                                      ----------    ----------
    Property and equipment, net           8,785        11,605
                                      ----------    ----------
OTHER ASSETS                                312           133
                                      ----------    ----------
TOTAL ASSETS                           $ 34,121      $ 35,536
                                      ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of notes payable       $  9,407      $  9,760
Accounts payable                          9,634         8,388
Billings in excess of costs and
  estimated earnings on uncompleted
  contracts                               2,501         6,343
Deferred income                            -                9
Financing obligations resulting from
  sale-leaseback transactions               453          -
Other liabilities                         2,387         2,474
                                      ----------    ----------
         Total current liabilities       24,382        26,974

LONG-TERM LIABILITIES
Notes payable, less current portion         840         3,512
Financing obligations resulting from
  sale-leaseback transactions             3,760          -
                                      ----------    ----------
         Total Liabilities               28,982        30,486
                                      ----------    ----------
MINORITY INTERESTS                          167           172
                                      ----------    ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock -
  3,653,400 and 3,649,535 shares
  issued and outstanding                    365           365
Additional paid-in capital               16,608        16,594
Accumulated deficit                     (12,001)      (12,081)
                                      ----------    ----------
         Total stockholders' equity       4,972         4,878
                                      ----------    ----------
TOTAL LIABILITIES
  AND STOCKHOLDERS' EQUITY             $ 34,121      $ 35,536
                                      ==========    ==========

        See Notes To Condensed Consolidated Financial Statements.

                WILLIAMS INDUSTRIES, INCORPORATED
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (Unaudited - in thousands except share data)

                           Three Months Ended    Nine Months Ended
                                 April 30,            April 30,
                             2006      2005       2006      2005
                           --------  --------   --------  --------
REVENUE
    Construction           $ 3,325   $ 4,702    $10,732   $14,245
    Manufacturing            7,020     7,335     22,759    22,711
    Other                      420        88        527       226
                           --------  --------   --------  --------
        Total revenue       10,765    12,125     34,018    37,182
                           --------  --------   --------  --------
DIRECT COSTS
    Construction             2,165     3,110      7,373    10,021
    Manufacturing            4,951     6,147     16,205    18,255
                           --------  --------   --------  --------
        Total direct costs   7,116     9,257     23,578    28,276
                           --------  --------   --------  --------
GROSS PROFIT                 3,649     2,868     10,440     8,906
                           --------  --------   --------  --------
EXPENSES
    Overhead                 1,225     1,606      3,506     4,861
    General and admin.       1,639     1,734      4,842     5,328
    Depreciation               377       509      1,207     1,562
    Interest                   333       247        780       635
                           --------  --------   --------  --------
        Total expenses       3,574     4,096     10,335    12,386
                           --------  --------   --------  --------
INCOME (LOSS) BEFORE INCOME
  TAXES, MINORITY INTERESTS
  AND EXTRAORDINARY ITEM        75    (1,228)       105    (3,480)

INCOME TAX PROVISION            -      2,589       -        3,089
                           --------  --------   --------  --------
INCOME (LOSS) BEFORE
  MINORITY INTERESTS AND
  EXTRAORDINARY ITEM            75    (3,817)       105    (6,569)

    Minority interests         (13)       (5)       (25)      (17)
                           --------  --------   --------  --------
INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM       $    62   $(3,822)   $    80   $(6,586)

EXTRAORDINARY ITEM
  Gain on
    extinguishment of debt    -         -          -          828
                           --------  --------   --------  --------
NET INCOME (LOSS)          $    62   $(3,822)   $    80   $(5,758)
                           ========  ========   ========  ========
NET INCOME (LOSS)
  PER COMMON SHARE:

BASIC:
Income (loss) before
  extraordinary item          0.02     (1.05)      0.02     (1.81)
Extraordinary item            0.00      0.00       0.00      0.23
                           --------  --------   --------  --------
INCOME (LOSS) PER
  COMMON SHARE-BASIC       $  0.02   $ (1.05)   $  0.02   $ (1.58)
                           ========  ========   ========  ========
DILUTED:
Income (loss) before
  extraordinary item          0.02     (1.05)      0.02     (1.81)
Extraordinary item            0.00      0.00       0.00      0.23
                           --------  --------   --------  --------
INCOME (LOSS) PER
  COMMON SHARE-DILUTED     $  0.02   $ (1.05)   $  0.02   $ (1.58)
                           ========  ========   ========  ========
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING:
  BASIC AND DILUTED      3,653,400  3,649,535  3,651,206  3,641,171
                         ---------  ---------  ---------  ---------
      See Notes To Condensed Consolidated Financial Statements

                WILLIAMS INDUSTRIES, INCORPORATED
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Unaudited in thousands)

                                                Nine Months Ended
                                                     April 30,
                                                  2006      2005
                                                --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                             $    80   $(5,758)

NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                           (2,196)    2,773

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property, plant and equipment  (184)   (2,460)
   Decrease in restricted cash                     -        1,003
   Proceeds from sale of
      property, plant and equipment               1,874      -
                                                --------  --------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                            1,690    (1,457)
                                                --------  --------
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                       8,145     6,859
   Repayments of notes payable                   (7,311)   (3,606)
   Issuance of common stock                          14        59
   Minority interest in dividends                   (30)     -
                                                --------  --------
NET CASH PROVIDED BY FINANCING ACTIVITIES           818     3,312
                                                --------  --------
NET INCREASE (DECREASE)
  IN CASH AND CASH EQUIVALENTS                      392    (1,130)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      764     1,343
                                                --------  --------
CASH AND CASH EQUIVALENTS, END OF PERIOD        $ 1,156   $   213
                                                ========  ========

        See Notes To Condensed Consolidated Financial Statements.

               WILLIAMS INDUSTRIES, INCORPORATED
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         April 30, 2006

1.  INTERIM FINANCIAL STATEMENTS

     This document includes unaudited interim financial statements that should be read in conjunction with the Company's latest audited annual financial statements. However, in the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the Company's financial position as of April 30, 2006 and July 31, 2005, the results of its operations for the three and nine months ended April 30, 2006 and 2005, respectively, and its cash flows for the nine months ended April 30, 2006 and 2005, respectively. Operating results for the nine months ended April 30, 2006 are not necessarily indicative of the results expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended July 31, 2005.

     The Company is facing a liquidity and business crisis after suffering operating losses for several years. It has tapped its available sources of operating cash, and borrowed approximately $2.7 million from its largest shareholder and his affiliated entities. The Company is operating under a Forbearance Agreement with United Bank, its major lender, pursuant to which it owes approximately $4.7 million. During the quarter ended April 30, 2006, the Company entered into a Second Amendment to Forbearance Agreement which provides:

(1) The Company make a payment of $250,000 (Payment was made April 4,
2006);

(2) The Company remit $200,000 into a money market account to be drawn against to pay interest (the account was opened during the quarter);

(3) The term of the Forbearance Agreement be extended through July 31, 2006 (the term was extended to July 31, 2006);

(4) The Williams Family Limited Partnership (WFLP) increase the amount of its pledge of additional collateral by $758,000 in addition to $1 million pledged in the original agreement (the pledge was increased);

(5) Frank E. Williams, Jr., reaffirm his personal guarantee of $242,000 of the Company's obligations to United Bank (Mr. Williams reaffirmed his guarantee);

(6) In the event the Company makes an additional principal payment to the bank of $1 million by July 31, 2006, the term of the Forbearance Agreement will be extended through December 31, 2006.

     On June 9, 2006, the Company sold, to an unaffiliated third party,
2.72 acres of its Manassas, Virginia land for $865,000, recording a gain of approximately $820,000. The net proceeds from the sale, of $856,000, was paid to United Bank and will be applied to the July 31, 2006 payment under the Forbearance Agreement. In addition, the Company has a signed agreement to sell its remaining ten acres of Bedford, Virginia land for
$155,000.   The sale, which is expected to close prior to the end of the fourth quarter, will generate a net profit of approximately $150,000 with those proceeds being paid to United Bank to satisfy the balance of the payment under the terms of the Forbearance Agreement.

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

     The Company is pursuing a number of contingency plans to address these issues. During the nine months ended April 30, 2006, the Company sold and leased back its Richmond, Virginia property, paying debt of approximately $2 million. Additionally, the Company sold owned and leased cranes and other equipment, reducing debt by $1.4 million, and reducing future annual cash outflows by approximately $500,000. Additional plans may include negotiations with lenders and customers, additional sales of equipment and real property, asset and stock-based credit facilities, and the sale, discontinuance, reorganization or liquidation of one or more subsidiaries.

     The Company applied Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", which replaced SFAS No. 123 "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" to account for its stock option plans. The standard requires public companies to treat stock options and all other forms of shared-based payments to employees as compensation costs in the income statement; however, the approach is similar to the guidance set forth in SFAS No.
123. The adoption of SFAS No. 123 (R) had no impact on the Company's condensed consolidated financial statements for the three and nine months ended April 30, 2006 since there were no grants during those periods and all prior grants were fully vested at that date, and at August 1, 2005, the date the statement was first applied. The Company generally grants options for common stock at an option price equal to the fair market value of the stock on the date of grant. The Company's stock option plans are more fully described in Note 8 and in the Company's Annual Report on Form 10-K for fiscal year ended July 31, 2005.

     No stock options were issued during the quarter ended April 30, 2006 and 2005, respectively. During the quarter ended January 31, 2005, the Company issued a total of 30,000 common stock options to its non-employee directors (6,000 shares per director) at a price of $4.10 a share. The Company used the intrinsic method of valuing stock options, and as prescribed by APB No. 25, it did not expense the value of stock options. The following table shows the effect as if compensation cost for all options had been determined based on the fair market value recognition provisions of Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure."
                           Three Months Ended    Nine Months Ended
                                 April 30,            April 30,
                             2006      2005       2006      2005
                           --------  --------   --------  --------
AS REPORTED
Net Income (Loss)             $62    $(3,822)       $80   $(5,758)
          (in thousands)

Net Income (Loss) Per Common
  Share Basic and Diluted    $0.02    $(1.05)     $0.02    $(1.58)

Stock-based compensation       -         -          -         (43)
            (in thousands)

PRO-FORMA
Net Income (Loss)             $62    $(3,822)       $80   $(5,801)
          (in thousands)

Net Income (Loss) Per Common
  Share Basic and Diluted    $0.02    $(1.05)      $0.01   $(1.59)



2.  RELATED-PARTY TRANSACTIONS

     Mr. Frank E. Williams, Jr., who owned or controlled approximately 45% of the Company's stock at April 30, 2006, and is a director of the Company, also owns controlling interests in the outstanding stock of Williams Enterprises of Georgia, Inc., and Structural Concrete Products, LLC. Additionally, Mr. Williams, Jr. owns a substantial interest in Bosworth Steel Erectors, Inc. Amounts receivable and payable to these entities at April 30, 2006 and July 31, 2005, and revenue earned and costs incurred with these entities during the three and nine months ended April 30, 2006 and 2005 are reflected below.

                           Three Months Ended    Nine Months Ended
                                 April 30,            April 30,
                             2006      2005       2006      2005
                           --------  --------   --------  --------
 (in thousands)

Revenue                      $129       $239       $338      $742

Billings to entities         $355       $259       $533      $811

Costs and expenses incurred  $ 71       $ 67       $341      $108

                                                      Balance
                                               April 30,  July 31,
                                                  2006      2005
                                               --------  --------
Accounts receivable                               $804      $663
Notes Payable                                     $ 88      $667
Accounts Payable                                  $719      $400
Billings in excess of costs and estimated
 earnings on uncompleted contracts net of Costs
 and Estimated Earnings in Excess of Billings    $ (37)     $ 82
Accrued Interest Payable                            $7      $106

     During the quarter ended October 31, 2005, the Company sold its Richmond, Virginia property to Mr. Williams, Jr. and leased it back on a long-term basis, with an option to buy it back for the same price for which it was sold (See Note 6).

     The Company is obligated to the Williams Family Limited Partnership
(WFLP) under a lease agreement for real property with an option to purchase up to ten of the seventeen acres at the "original pro-rata cost" of $567,500. WFLP is controlled by individuals who own, directly or indirectly, approximately 49% of the Company's stock. The lease, which had an original term of five years and an extension option for five years, commenced February, 2000. The original term was extended by agreement one year to February, 2006, and subsequently the Company gave notice of its extension through February, 2010, which has been disputed by the WFLP as a result of defaults under the lease agreement. The Company intends to resolve these disputes and defaults without material adverse impact on its financial position, results of operations or cash flows. The Company currently incurs annual lease expense of approximately $43,000.

     During the three months ended April 30, 2006, the Company borrowed $905,000 from WFLP. Lease and interest expense for the three and nine months ended April 30, 2006 and 2005 are reflected below. Additionally, at April 30, 2006 and July 31, 2005, Notes Payable, Accounts Payable, representing lease payments, and Accrued Interest Payable to WFLP are reflected below.
                           Three Months Ended    Nine Months Ended
                                 April 30,            April 30,
                             2006      2005       2006      2005
                           --------  --------   --------  --------
 (in thousands)
Lease Expense                $ 11       $ 11       $ 21      $ 23
Interest Expense             $ 45       $  7       $ 99       $13


                                                     Balance
                                               April 30,  July 31,
                                                  2006      2005
                                               --------  --------
Notes Payable                                   $2,685    $1,381
Accounts Payable                                $  181    $  149
Accrued Interest Payable                        $  123    $   18

     Directors Frank E. Williams, Jr. and Stephen N. Ashman are shareholders and directors of a commercial bank from which the Company obtained a $240,000 note payable on December 23, 2002. The note is payable in sixty equal monthly payments of principal of $4,000 plus interest at the current Prime Rate plus .75%, which was 8.5% at April 30, 2006. The note, which replaced an existing note payable that had a higher interest rate and payment, was negotiated at arms length under normal commercial terms. Interest expense for the three and nine months ended April 30, 2006 and 2005 is reflected below. The balance outstanding at April 30, 2006 and July 31, 2005 is also reflected below.

                           Three Months Ended    Nine Months Ended
                                 April 30,            April 30,
                             2006      2005       2006      2005
                           --------  --------   --------  --------
 (in thousands)
Interest Expense                $2        $3         $7        $9

                                                     Balance
                                               April 30,  July 31,
                                                  2006      2005
                                               --------  --------
Note Payable                                       $80      $116


Directors

     On January 1, 2006, the Company executed notes payable to the non -employee members of the Board of Directors, excluding Frank E.
Williams, Jr., for unpaid director related fees totaling $60,000. The notes accrue interest at 7% and are payable by September 1, 2006.


3.  SEGMENT INFORMATION

     Information about the Company's operations for the three and nine months ended April 30, 2006 and 2005 is as follows (in thousands):

                           Three Months Ended    Nine Months Ended
                                 April 30,            April 30,
                             2006      2005       2006      2005
                           --------  --------   --------  --------
Revenues:
  Construction              $3,856    $5,443    $12,078   $16,589
  Manufacturing              7,361     8,560     23,630    25,538
  Other                        562       242        954       701
                           --------  --------   --------  --------
                            11,779    14,245     36,662    42,828
                           --------  --------   --------  --------
Intersegment revenues:
  Construction                 531       741      1,346     2,344
  Manufacturing                341     1,225        871     2,827
  Other                        142       154        427       475
                           --------  --------   --------  --------
                             1,014     2,120      2,644     5,646
                           --------  --------   --------  --------
Consolidated revenues:
  Construction               3,325     4,702     10,732    14,245
  Manufacturing              7,020     7,335     22,759    22,711
  Other                        420        88        527       226
                           --------  --------   --------  --------
Total Consolidated
     Revenues              $10,765   $12,125    $34,018   $37,182
                           --------  --------   --------  --------

Operating income (loss):
  Construction               $  48   $   418     $   60   $   411
  Manufacturing                429      (817)     1,586    (2,020)
                           --------  --------   --------  --------
Consolidated operating
  income (loss)                477      (399)     1,646    (1,609)
General corporate expense, net (69)     (582)      (761)     (408)
Interest expense              (333)     (247)      (780)     (635)
Income tax provision            -     (2,589)        -     (3,089)
Minority interests             (13)       (5)       (25)      (17)
                           --------  --------   --------  --------
Coporate income (loss)         $62   $(3,822)       $80   $(5,758)
                           --------  --------   --------  --------

     The majority of revenues are derived from projects on which the Company is a subcontractor of a material supplier, contractor or subcontractor. Where the Company acts as a subcontractor, it is invited to bid by firms seeking construction services or materials. Therefore, it is important to maintain favorable business relations with those firms. Over a period of years, the Company has established such relationships with a number of companies. During the nine months ended April 30, 2006, two customers in the manufacturing segment accounted for 21% and 16% of total "consolidated revenue" and 32% and 24% of "manufacturing revenue". One customer in the construction segment accounted for 11% of "consolidated revenue" and 36% of "construction revenue". For the nine months ended April 30, 2005, two customers in the manufacturing segment accounted for 28% and 15% of total "consolidated revenue" and 46% and 25% of "manufacturing revenue". Two customers in the construction segment accounted for 16% and 11% of "construction revenue".

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


5.  PURCHASE OF ASSETS

     During the nine months ended April 30, 2006, the Company capitalized Property and Equipment, for use in its operations, of approximately $184,000, which was mainly for capital repairs to equipment.


6.   SALE-LEASEBACK TRANSACTIONS

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

     The land and building in this transaction are included in property and equipment as follows:
                                               Balance
                                               April 30,
                                                  2006
                                               --------
 (In thousands)
Land                                            $  357
Building & improvements                          2,190
                                               --------
 Total property at cost                          2,547
Less: Accumulated depreciation                  (1,463)
                                               --------
  Property, net                                 $1,084
                                               ========

     Depreciation on the building will continue to be charged to operations until a sale has been recognized.

     Future minimum payments required under the leaseback, as of April 30, 2006, are due as follows:

During the year ending April 30:
     2007             $  228
     2008                228
     2009                228
     2010                228
     2011                228
                      -------
     Total            $1,140


     Interest expense relating to this financing agreement was $57,000 and $138,000 for the three and nine months ended April 30, 2006, respectively.

     Prior to the quarter ended April 30, 2006, Mr. Williams, Jr. and two officers of the Company formed a company named "FlexLease LLC" to address crane finance and lease defaults and to assist with financing and disposing of cranes and other assets. All transactions with FlexLease were approved in advance by the Company's independent directors. On November 30, 2005, FlexLease acquired four cranes, two of which were leased by the Company, for aggregate consideration of $950,000. The cranes were leased back to the company for approximately $7,000 per month, subject to the Company's right to buy each crane for the amount paid by FlexLease plus a fee of 1%-2% depending on when such right is exercised. Three of the cranes were expected to remain in company operations. The fourth was sold to an unaffiliated third party subsequent to the quarter ended January 31, 2006. The deferred gains on the transactions with FlexLease are shown as "Financing obligations resulting from sale-leaseback transactions" under Current and Long Term Liabilities on the Condensed Consolidated Balance Sheet.

     During the quarter ended April 30, 2006, FlexLease acquired three additional Company cranes including one of which was leased, for approximately $1.4 million. The Company will lease back the two owned cranes for approximately $11,000 per month for the next nine months and $28,000 per month for five years subject to the Company's right to buy the cranes for the amount paid plus a fee of 1-3% depending on when such right is exercised. The crane that was previously leased was leased back to the Company for approximately $3,000 per month for six months, subject to the right to buy the crane for the amount paid by FlexLease plus a 1% fee.

     FlexLease owes the Company approximately $6,000 at April 30, 2006 related to this transaction.

     The Company cranes, in these transactions, are included in property and equipment as follows:

                                               Balance
                                               April 30,
(In thousands)                                   2006
                                               --------

Cranes & Heavy Equipment                       $ 2,342
Less: Accumulated depreciation                  (1,085)
                                               --------
  Property, net                                 $1,257
                                               ========

     Depreciation on the previously owned cranes will continue to be charged to operations until a sale has been recognized.

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

     The Company applied Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", which replaced SFAS No. 123 "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" to account for its stock option plans. The standard requires public companies to treat stock options and all other forms of shared-based payments to employees as compensation costs in the income statement; however, the approach is similar to the guidance set forth in SFAS No. 123.

     Stock options, when issued by the Company, are fully vested at the time they are granted and expire five years from the date of the grant. They have exercise prices ranging from the quoted market value to 110% of the quoted market value on the date of the grant.

     The adoption of SFAS No. 123 (R) had no impact on the Company's condensed consolidated financial statements for the three and nine months ended April 30, 2006 since there were no grants issued and all prior grants were fully vested. On January 19, 2006, 25,500 stock options expired. The Company generally grants options for common stock at an option price equal to the fair market value of the stock on the date of grant. The Company's stock option plans are more fully described in the Company's Annual Report on Form 10-K for fiscal year ended July 31, 2005.

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models may not be a reliable single measure of the fair value of its stock options.

     At April 30, 2006, the Company had 97,500 stock options outstanding and exercisable at a weighted average exercise price of $4.23 per share. The exercise price ranges from $3.55 per share to $5.61 per share. All unexercised shares expire by January 20, 2010.


9.  SUBSEQUENT EVENT

     On June 9, 2006, the Company sold to an unaffiliated third party
2.72 acres of its Manassas, Virginia land for $865,000, recording a gain of approximately $820,000. The net proceeds from the sale of $856,000 was paid to United Bank and will be applied to the July 31, 2006 payment under the Forbearance Agreement.


10.     RECLASSIFICATIONS

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

     The Company is facing a liquidity and business crisis after suffering operating losses for several years. It has utilized its available sources of operating cash and borrowed approximately $2.7 million from its largest shareholder and his affiliated entities. The Company is operating under a Forbearance Agreement with its major lender pursuant to which it owes approximately $4.7 million. During the quarter ended April 30, 2006, the Company entered into a Second
Amendment to Forbearance Agreement which provides:

(1) The Company make a payment of $250,000 (Payment was made April 4,
2006);

(2) The Company remit $200,000 into a money market account to be drawn against to pay interest (the account was opened during the quarter);

(3) The term of the Forbearance Agreement be extended through July 31, 2006 (the term was extended to July 31, 2006);

(4) The Williams Family Limited Partnership (WFLP) increase the amount of its pledge of additional collateral by $758,000 in addition to $1 million pledged in the original agreement (the pledge was increased);

(5) Frank E. Williams, Jr., reaffirm his personal guarantee of $242,000 of the Company's obligations to United Bank (Mr. Williams reaffirmed his guarantee);

(6) In the event the Company makes an additional principal payment to the bank of $1 million by July 31, 2006, the term of the Forbearance Agreement will be extended through December 31, 2006.

     On June 9, 2006, the Company sold, to an unaffiliated third party,
2.72 acres of its Manassas, Virginia land for $865,000, recording a gain of approximately $820,000. The net proceeds from the sale, of $856,000, was paid to United Bank and will be applied to the July 31, 2006 payment under the Forbearance Agreement. In addition, the Company has a signed agreement to sell its remaining ten acres of Bedford, Virginia land for $155,000. The sale, which is expected to close prior to the end of the fourth quarter, will generate a net profit of approximately $150,000 with those proceeds being paid to United Bank to satisfy the balance of the payment under the terms of the Forbearance Agreement.

     In addition, the Company is in default on nearly all of its other debts and leases by virtue of failing to make scheduled payments in a timely fashion. Because of the Company's financial condition and the highly competitive market in its areas of operation, there remains significant risk that the Company may not be able to maintain its level of operations. The Company operates in an industry where such problems are common, and where there are large risks related to estimating and performing work and collecting amounts earned.

     During the quarter ended April 30, 2006, FlexLease acquired three additional Company cranes including one of which was leased, for approximately $1.4 million. The Company will lease back the two owned cranes for approximately $11,000 per month for the next nine months and $28,000 per month for five years subject to the Company's right to buy the cranes for the amount paid plus a fee of 1-3% depending on when such right is exercised. The crane that was previously leased was leased back to the Company for approximately $3,000 per month for six months, subject to the right to buy the crane for the amount paid by FlexLease plus a 1% fee.

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

     The Company's manufacturing segment produced an operating profit of $429,00 for the quarter ended April 30, 2006 compared to an operating loss of $817,000 for the quarter ended April 30, 2005. The increase in income was attributed to less overhead expense in the Company's bridge girder subsidiary, which had closed its Bessemer, Alabama plant in November 2005, and the ability to work on more profitable jobs at each of the manufacturing subsidiaries. Although cash flow has been affected by slow payments from customers, the segment's subsidiaries were able to secure materials necessary to fabricate at efficient levels.

     The construction segment produced an operating profit of $48,000 for the quarter ended April 30, 2006 compared to an operating profit of $418,000 for the quarter ended April 30, 2005. The segment's erection company was impacted by the close out of several low gross margin contracts and delays in starting new contracts in its backlog. The crane rental company continues to be profitable.

     Due to acceleration of the Company's line of credit and other defaulted loans, these loans are now classified as Current portion of Notes Payable on the Condensed Consolidated Balance Sheet and included in Total current liabilities.

Material Changes in Financial Condition
--------------------------------------

     For the nine months ended April 30, 2006, the following changes occurred:

     The Company's Cash and Cash Equivalents increased $392,000. The Company borrowed $680,000, during the quarter ended April 30, 2006, to fund ongoing operations and to set up a money market account with United Bank to make interest payments on its note obligation. The balance in the account at April 30, 2006 was approximately $160,000.

     Accounts Receivable increased approximately $1.8 million from increased billings and slower collections in the manufacturing segment.

     Inventory decreased $2.6 million as the Company used and/or shipped steel plate and galvanized steel coils to produce its work, mainly on the I95/395/495 Springfield Interchange and the Woodrow Wilson Bridge contracts. The Company believes it has adequate inventory on hand and on order to meet current needs.

     Property and Equipment, at Cost decreased approximately $2.2 million as the Company sold eight cranes with a cost of approximately $2.2 million. The Company sold manufacturing equipment with a cost of $141,000. The Company purchased or capitalized major repairs on equipment amounting to $184,000.

     Prepaid and Other Assets increased $127,000 as the Company financed its workers' compensation insurance premiums for the current policy year.

     Other Assets increased $179,000 from the deferral of financing fees related to the Richmond property sale and the deferral of future capital repair costs on equipment.

     At April 30, 2006, the Company had approximately $7.9 million in variable rate notes payable. Total Notes Payable increased $834,000 during the nine months ended April 30, 2006. The Company borrowed approximately $8.1 million which included the financing obligation resulting from the sale-leaseback transaction of $2.8 million, $1.7 million used to finance annual insurance renewals, $605,000 borrowed to fund prior years workers' compensation insurance payments, $2.6 million borrowed from related parties to fund operations and $440,000 for operations. The Company repaid $7.3 million, of which approximately $2 million was paid from the proceeds of the Richmond, Virginia property sale, $2.6 million from crane sales and $2.7 million from operations.

     Accounts Payable increased $1.2 million related to the increase in Accounts Receivable of $1.8 million above.

     Billings In Excess of Costs and Estimated Earnings on Uncompleted Contracts net of Costs and Estimated Earnings in Excess of Billings, decreased $5.3 million, mainly related to billings associated with the completion of the I-95/395/495 contract.

     Stockholders' Equity increased $94,000 to $5 million due to the profit of $80,000 for the nine months ended April 30, 2006, and the issuance of stock under the Company's Stock Purchase Plan of $14,000.

     For the nine months ended April 30, 2006, the Company generated net cash of $392,000. It used $2.2 million in operations. It generated $1.7 million from investing activities, mainly from the sale of eight heavy lift cranes. The Company generated net cash of approximately $800,000 from financing activities, as it borrowed $8.1 million and repaid $7.3 million. The borrowings included financing insurance premiums and expenses of $2.3 million, other operational borrowings of $400,000, and $2.6 borrowed from related parties for operations. The balance of the borrowing was due to the sale and leaseback of the Company's Richmond, Virginia property for $2.8 million, treating the sale as a financing transaction due to the leaseback and option to repurchase the property.

Material Changes in Results of Operations
----------------------------------------

Three Months Ended April 30, 2006 Compared to
Three Months Ended April 30, 2005

     For the quarter ended April 30, 2006, the Company reported a decrease in revenues, an increase in gross profit and gross profit percentage and an increase in its net income when compared to the quarter ended April 30, 2005.

     The Company reported net income of $62,000, or $0.02 per share, on total revenue of $10.8 million for 2006 as compared to a net loss of $3.8 million, or $1.05 per share, on total revenue of $12.1 million for 2005. Included in the loss for 2005 was the reversal of $2.6 million of tax benefit.

     In the manufacturing segment, while revenues decreased $315,000, gross profit increased $881,000 and gross profit percentage increased from 16.2% in 2005 to 29.5% in 2006 as the segment's subsidiaries fabricated steel under contracts with more favorable gross margins. Operating income increased by approximately $1.2 million from a loss of $817,000 for 2005 to income of $429,000 for 2006. The Company's bridge girder subsidiary continued work on its remaining backlog, including its Woodrow Wilson Bridge contract outside of Washington, DC. The Company's other manufacturing subsidiaries were also more profitable as material prices stabilized and they worked on more profitable contracts.

     Construction segment revenues declined $1.4 million when the two quarters are compared. Gross profit decreased $432,000 and the gross profit percentage increased from 34% in 2005 to 35% in 2006. The segment's crane rental subsidiary continued to be profitable as it operated on lower direct cost, overhead expense and interest expense related to its crane sales during the year. The segments erection subsidiary operated at a loss as contracts were delayed and it closed out older less profitable contracts. The segment's operating income fell to $48,000 for 2006 from $418,000 for 2005.

     Overhead decreased $381,000 due in part to the close down of the Company's Bessemer, Alabama plant, which was operational in 2005, as well as a reduction in the construction segment, related to the crane rental operation.

     General and Administrative expenses decreased $95,000, mainly in the Company's manufacturing segment where it reduced costs.

     Depreciation expense decreased $132,000 related to equipment sales over the past four quarters, the close down of the Bessemer, Alabama plant and fewer depreciable assets.

     Interest expense increased $86,000 due to higher interest rates.


Nine Months Ended April 30, 2006 Compared to
Nine Months Ended April 30, 2005

     For the nine months ended April 30, 2006, the Company reported a decrease in revenue, an increase in gross profit and gross profit percentage and an increase in its net income when compared to the nine months ended April 30, 2005.

     The Company reported net income of $80,000, or $0.02 per share, on total revenue of $34 million for 2006 as compared to a net loss of $5.8 million, or $1.58 per share, on total revenue of $37.2 million for 2005. Included in the loss for 2005 was a gain on extinguishment of debt of $828,000, related to the write off of debt, and the reversal of $3.1 million of tax benefit.

     In the manufacturing segment, revenues, gross profit and gross profit percentage were not significantly different when 2006 is compared to 2005. Operating income increased by approximately $3.6 million from a loss of $2 million for 2005 to a profit of $1.6 for 2006. During 2006, the Company's bridge girder subsidiary's Manassas, Virginia plant substantially completed work on the I-95/395/495 contract, which had operated at a loss during the prior year, and resumed work on its remaining backlog. It also completed the closedown of its Bessemer, Alabama plant, selling all remaining assets and terminating all lease obligations without further liability to the Company. The Alabama plant had operated at a loss. The Company's two other manufacturing subsidiaries were also more profitable as material prices have stabilized and they worked on more profitable contracts.

     Construction segment revenues declined $3.5 million when the periods are compared. Gross profit decreased $865,000 and the gross profit percentage increased from 29.7% in 2005 to 31.3% in 2006. The segment's crane rental subsidiary was profitable as it sold ten owned cranes, three leased cranes and other excess equipment. These sales resulted in lower interest, lease expense and maintenance cost. The segment's steel erection subsidiary was not profitable as contracts have been delayed and it worked on contracts with low profit margins. The segment's operating profit was approximately $60,000 for 2006 compared to an operating profit of $411,000 for 2005.

     Overhead decreased $1.4 million due partly to labor and other costs that were charged directly to the Company's bridge girder fabrication company's I-95/395/495 contract. Since that was the only contract the Company's Manassas, Virginia plant worked during the first four months of the nine months ended April 30, 2006, all resources of labor and other costs were charged directly to that contract. There were additional savings due to the close down, in November 2005, of the Company's Bessemer, Alabama plant. There was a reduction of approximately $280,000 in the construction segment due to lower labor and related costs.

     General and Administrative expenses decreased $486,000, due mainly to lower professional fees and other cost reductions in the manufacturing segment.

     Depreciation expense decreased $355,000 related to equipment sales over the past four quarters, the close down of the Bessemer, Alabama plant and fewer depreciable assets.

     Interest expense increased $145,000 due to higher interest rates.


BACKLOG

     At April 30, 2006, the Company's backlog was $26 million, a decrease of approximately $25 million from April 2005 and $13 million from July 31, 2005. It is anticipated that substantially all of the $26 million backlog will be completed within the next twelve months.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     The Company's cash equivalents, invested in interest-bearing instruments, are presented at fair value on the Company's balance sheets. The Company's exposure to market risks for changes in interest rates relate primarily to these investments and current and long-term debt.


Item 4. Controls and Procedures

     As of April 30, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including Chief Executive Officer (CEO) and Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and Controller, concluded that the disclosure controls and procedures were effective as of April 30, 2006. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to April 30, 2006.

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

     The Company is operating under a Forbearance Agreement with its major lender pursuant to which it owes approximately $4.7 million. During the quarter ended April 30, 2006, the Company entered into a Second Amendment to Forbearance Agreement which provides:

(1) The Company make a payment of $250,000 (Payment was made April 4,
2006);

(2) The Company remit $200,000 into a money market account to be drawn against to pay interest (the account was opened during the quarter);

(3) The term of the Forbearance Agreement be extended through July 31, 2006 (the term was extended to July 31, 2006);

(4) The Williams Family Limited Partnership (WFLP) increase the amount of its pledge of additional collateral by $758,000 in addition to $1 million pledged in the original agreement (the pledge was increased);

(5) Frank E. Williams, Jr., reaffirm his personal guarantee of $242,000 of the Company's obligations to United Bank (Mr. Williams reaffirmed his guarantee);

(6) In the event the Company makes an additional principal payment to the bank of $1 million by July 31, 2006, the term of the Forbearance Agreement will be extended through December 31, 2006.

     On June 9, 2006, the Company sold, to an unaffiliated third party,
2.72 acres of its Manassas, Virginia land for $865,000, recording a gain of approximately $820,000. The net proceeds from the sale, of $856,000, was paid to United Bank and will be applied to the July 31, 2006 payment under the Forbearance Agreement. In addition, the Company has a signed agreement to sell its remaining ten acres of Bedford, Virginia land for $155,000. The sale, which is expected to close prior to the end of the fourth quarter, will generate a net profit of approximately $150,000 with those proceeds being paid to United Bank to satisfy the balance of the payment under the terms of the Forbearance Agreement.

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

     As a result of payment and other alleged defaults, the Company had been negotiating with Financial Federal Credit, Inc. (FFCI), who offered to restructure two notes which were secured by five cranes. Three of the cranes were sold by the Company for approximately $560,000 during the quarter ended October 31, 2005 and the proceeds paid to FFCI. After FFCI filed suit to collect the remaining amounts it claimed, the Company entered into a settlement agreement providing for payment of $100,000 which was delivered, and further payment of $1,009,000 due not later than March 17, 2006, or else the Company has agreed to entry of a judgment for $1,067,000 and possession of the cranes at issue. On March 17, 2006, in order to raise the funds necessary to pay FFCI, the Company sold the two cranes to an entity owned by related parties, and leased back to the Company for approximately $11,000 per month for nine months, then $28,000 per month for five years subject to the Company's right to buy the cranes for the amount paid plus a fee of 1%-3% depending on when such right is exercised.


ITEM 2. Changes in Securities and Use of Proceeds

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


ITEM 3. Defaults Upon Senior Securities

United Bank: The Company is operating under a Forbearance Agreement with its major lender pursuant to which it owes approximately $4.7 million. During the quarter ended April 30, 2006, the Company entered into a Second Amendment to Forbearance Agreement which provides:

(1) The Company make a payment of $250,000 (Payment was made April 4,
2006);

(2) The Company remit $200,000 into a money market account to be drawn against to pay interest (the account was opened during the quarter);

(3) The term of the Forbearance Agreement be extended through July 31, 2006 (the term was extended to July 31, 2006);

(4) The Williams Family Limited Partnership (WFLP) increase the amount of its pledge of additional collateral by $758,000 in addition to $1 million pledged in the original agreement (the pledge was increased);

(5) Frank E. Williams, Jr., reaffirm his personal guarantee of $242,000 of the Company's obligations to United Bank (Mr. Williams reaffirmed his guarantee);

(6) In the event the Company makes an additional principal payment to the bank of $1 million by July 31, 2006, the term of the Forbearance Agreement will be extended through December 31, 2006.

     On June 9, 2006, the Company sold, to an unaffiliated third party,
2.72 acres of its Manassas, Virginia land for $865,000, recording a gain of approximately $820,000. The net proceeds from the sale, of $856,000, was paid to United Bank and will be applied to the July 31, 2006 payment under the Forbearance Agreement. In addition, the Company has a signed agreement to sell its remaining ten acres of Bedford, Virginia land for $155,000. The sale, which is expected to close prior to the end of the fourth quarter, will generate a net profit of approximately $150,000 with those proceeds being paid to United Bank to satisfy the balance of the payment under the terms of the Forbearance Agreement.

     In order to fund the repayment of the United Bank notes, the Company is pursuing various financing options, including conventional, asset-based, and equity secured financing. Because of the Company's financial condition, management believes that the cost of debt may be higher than normal market rates.

     Equipment Notes/Leases. Elsewhere in this document and in the quarterly filings for October 31, 2005 and January 31, 2006, the Company described the status of its notes and leases with several other equipment lenders and lessors. The Company continues to pursue negotiations with these parties and the sale and/or refinancing of equipment as necessary to meet or satisfy its obligations.


ITEM 4. Submission of Matters to a Vote of Security Holders

     None


ITEM 5. Other Information

     None.


ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

                    Exhibit 31.1  Section 302 Certification for
                                  Frank E. Williams, III
                    Exhibit 31.2  Section 302 Certification for
                                  Christ H. Manos
                    Exhibit 32.1  Section 906 Certification for
                                  Frank E. Williams, III and
                                  Christ H. Manos
                    Exhibit 99    Press Release announcing
                                  third quarter earnings

(b) Reports on Form 8-K


    (1) March 6, 2006
        Item 2.04. Announcing that the Company failed to make its payment of approximately $4.8 million on March 6, 2006 to United Bank under its Forbearance Agreement dated June 30, 2005, as amended September 30, 2005.

    (2) June 15, 2006
        Item 8.01 Other Events, reporting the sale of 2.72 acres of real property on June 9, 2006, and the payment of $856,000 to United Bank.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

June 20, 2006               Williams Industries, Incorporated
                            --------------------------------
                                      Registrant

                            /s/ Frank E. Williams, III
                            --------------------------------
                            Frank E. Williams, III
                            Chairman of the Board, President,
                            Chief Executive Officer,
                            Chief Financial Officer