Form 10-K
period 2006-07-31
WILLIAMS INDUSTRIES INC
filed 2006-10-19
CIK 107294

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                   Form 10-K
(Mark One)                         ---------

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the Fiscal Year Ended July 31, 2006

                          Commission File No.  0-8190
                          -----------------------------
                        Williams Industries, Incorporated
            (Exact name of Registrant as specified in its charter)

                      Virginia                         54-0899518
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

            Registrant's telephone number, including area code
                                 (703) 335-7800
                                -----------------
    Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act:
                        Common Stock,  $0.10 Par Value
                               (Title of Class)
                        --------------------------------
    Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ( X ) NO ( )

    Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).   (  ) Yes    ( X ) No

    Aggregate market value of voting stock held by non-affiliates of the Registrant, based on last sale price as reported on January 31, 2006.
                                                      $4,588,983

     Shares outstanding at October 10, 2006            3,654,100

     The following document is incorporated herein by reference thereto in response to the information required by Part III of this report (information about officers and directors):
    Proxy Statement Relating to Annual Meeting to be held November 11, 2006.


Table of Contents

Part I:

Item 1.        Business. . . . . . . . . . . . . . . . . .   1
Item 1A.       Risk Factors . . . . . . . . . . . . . . . .  8
Item 2.        Properties. . . . . . . . . . . . . . . . .   9
Item 3.        Legal Proceedings . . . . . . . . . . . . .  10
Item 4.        Submission of Matters to a Vote of
                Security Holders . . . . . . . . . . . . .  11

Part II:

Item 5.        Market for the Registrant's Common Equity
               And Related Security Holder Matters and
               Issuer Purchases of Equity Securities. . . . 11
Item 6.        Selected Financial Data . . . . . . . . . .  12
Item 7.        Management's Discussion and Analysis
               Of Financial Condition and
               Results of Operations  . . . . . . . . . . . 14
Item 7A.       Quantitative and Qualitative Disclosures
               About Market Risk  . . . . . . . . . . . . . 23
Item 8.        Financial Statements and Supplementary Data  23
Item 9.        Changes in and Disagreements with
               Accountants on Accounting and
               Financial Disclosure . . . . . . . . . . . . 23
Item 9A.       Controls and Procedures. . . . . . . . . . . 23


Part III:

Item 10.       Directors and Executive Officers of
               The Registrant . . . . . . . . . . . . . . . 24
Item 11.       Executive Compensation. . . . . . . . . . .  24
Item 12.       Security Ownership of Certain
               Beneficial Owners and Management . . . . . . 24
Item 13.       Certain Relationships and Related
               Transactions  . . . . . . . . . . . . . . .  24
Item 14.       Principal Accounting Fees and Services. . .  24

Part IV:

Item 15.       Exhibits, Financial Statement Schedules
               And Reports on Form 8-K  . . . . . . . . .   24

PART I

Item 1. Business

A.  General Development of Business

    Williams Industries, Incorporated (the Company) is a leader in the construction services market, providing specialized services to customers in the commercial, industrial, institutional, and governmental markets. These services are provided by operating subsidiaries in two segments, manufacturing and construction.

    The Company's manufacturing segment has three operating subsidiaries. Williams Bridge Company (WBC), providing fabricated steel plate girders and rolled steel beams for bridges, operates plants in Manassas and Richmond, Virginia. S.I.P., Inc. of Delaware (SIP) manufactures "stay-in-place" metal bridge decking from plants in Wilmington, Delaware and Gadsden, Alabama. Piedmont Metal Products, Inc. (PMP) fabricates light structural steel and other metal products from its plant in Bedford, Virginia.

     The Company's construction segment has two operating subsidiaries. Williams Steel Erection Company, Inc. provides erection and installation services for structural steel, precast and pre-stressed concrete, and miscellaneous metals, as well as the rigging and installation of equipment or components. Williams Equipment Corporation rents cranes and trucks to the Company's other subsidiaries and to outside customers.

     Taken collectively, the manufacturing and construction subsidiaries are responsible for essentially all of the Company's revenues. However, their efforts are augmented by other Company subsidiaries, including Insurance Risk Management Group, Inc. and WII Realty Management, Inc. The parent company, Williams Industries, Inc. provides a number of services for all of the subsidiaries, as well as dealing with financial institutions, shareholders, and regulatory agencies.

B.  Financial Information About Industry Segments

     The Company's activities are divided into three broad categories: (1) Manufacturing, which includes the fabrication of metal products; (2) Construction, which includes industrial, commercial and governmental construction, construction services such as rigging, the construction, repair and rehabilitation of bridges and the rental of heavy construction equipment and (3) Other, which includes risk management operations and parent company transactions. Financial information about these segments is contained in Note 11 of the Notes to Consolidated Financial Statements. The following table sets forth the percentage of total revenue attributable to these categories for the years ended July 31, 2006, 2005, and 2004:

                                    Fiscal Year Ended July 31,
                                  ----------------------------
                                  2006        2005        2004
                                  ----        ----        ----
Manufacturing                      66%         61%         61%
Construction                       33%         39%         39%
Other                               1%          0%          0%

     For the year ended July 31, 2006, one customer accounted for 21% of consolidated revenue. Three customers accounted for 31%, 14% and 11% of manufacturing revenue and one customer accounted for 29% of construction revenue. For the year ended July 31, 2005, two customers accounted for 33% and 17% of consolidated revenues. Two customers accounted for 55% and 27% of manufacturing revenue and one customer accounted for 15% of construction revenue. For the year ended July 31, 2004, one customer accounted for 16% of consolidated revenue and 26% of manufacturing revenue. Three other customers accounted for 17%, 11% and 10% of construction revenue.

C. Narrative Description of Business

1. Manufacturing

     The Company's fabricated products include welded steel plate girders and rolled beams used in the construction of bridges and other projects, "Stay-In-Place" metal bridge deck forms used in bridge construction, and light structural metal products. The Company has historically obtained raw materials from a variety of sources, on a competitive basis, and was generally not dependent on any one source of supply. However, consolidation of the steel industry and shortages of raw materials needed to make steel has caused critical reductions in the sources for heavy steel plate and galvanized steel coils, leaving the Company vulnerable to disruptions in supplies.

     Facilities in this segment are predominately open shop. Management believes that its labor relations in this segment are good.

     Competition in this segment, based on price, quality and service, is intense. Revenue derived from any particular customer fluctuates significantly from year to year. For the year ended July 31, 2006, three customers accounted for 31%, 14% and 11% of manufacturing revenues. For the year ended July 31, 2005, two customers accounted for 55% and 27% of manufacturing revenues. For the year ended July 31, 2004 one customer accounted for 26% of manufacturing revenue.

     The Company is dependent upon one supplier of rolled steel plate whose cost accounted for more than 11% of consolidated revenue for the year ended July 31, 2006. If relations with this vendor were to deteriorate or the vendor was to go out of business, the Company would have trouble meeting production deadlines for its contracts.

     Other major suppliers of this product have limited excess production available to "new" customers. The Company's other manufacturing subsidiaries are not dependent on any one vendor. The Company maintains good relations with its vendors, generally receiving orders on a timely basis at reasonable cost.

a. Steel Manufacturing

     WBC operates two plants for the fabrication of steel girders and other components used in the construction, repair and rehabilitation of highway bridges and grade separations.

     One of these plants, located on the Company's property near Manassas, Virginia, is a large heavy plate girder fabrication facility and contains a main fabrication shop, ancillary shops and offices totaling approximately 46,000 square feet, together with rail siding. The second plant, located on 27 acres in Richmond, Virginia and subject to a sale/leaseback described elsewhere in this document, is a full service fabrication facility and contains a main fabrication shop, ancillary shops and offices totaling approximately 128,000 square feet.

     Both plants have immediate rail access and are located near an interstate highway. Both facilities have internal and external material handling equipment, modern fabrication equipment and large storage and assembly areas. Williams Bridge Company maintains American Institute of Steel Construction certifications for various steel building structures and all bridge structures and paint classifications.

     Both facilities are in good repair and designed for the uses to which they are applied. Since virtually all production at these facilities is for specific contracts rather than for inventory or general sales, utilization varies from time to time.

b.  Stay-In-Place Decking

     SIP is a steel specialty manufacturer, well known in the construction industry for fabrication of its sole product, "stay-in-place" steel decking used in the construction of highway bridges. SIP operates two manufacturing plants.

     One plant is located on six acres of land owned by SIP in Wilmington, Delaware. Improvements include a 12,000 square foot manufacturing facility and a 2,500 square foot office building. The second plant is a 25,000 square foot leased facility in Gadsden, Alabama.

     SIP, the leading manufacturer of this type of product in the Mid-Atlantic and Northeastern United States, has an extensive market area, including the entire east coast and southeastern United States.

c.  Light Structural Metal Products

     PMP fabricates light structural metal products at its facility in Bedford, Virginia. The facility, located on seven acres of land owned by PMP, is a full service fabrication facility containing two fabrication shops totaling 15,000 square feet and a 4,500 square foot office building. PMP maintains its American Institute of Steel Construction certification for Complex Steel Building Structures, which enables it to bid to a wide range of projects.

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

     The Company owns and leases a wide variety of cranes and trucks, which are used to perform its contracts. When equipment is not used for steel and precast concrete erection or the transportation of manufactured materials, it is rented or leased to outside customers.

     Labor generally is obtained in the area where the particular project is located; however, labor in the construction segment has been in tremendous demand in recent years and shortages have occurred. The Company has developed a number of outreach programs, including an apprenticeship program and language training opportunities, to make employment with the Company more accessible.

     The primary basis on which the Company is awarded construction contracts is price, since most projects are awarded on the basis of competitive bidding. While there are numerous competitors for commercial and industrial construction in the Company's geographic areas, the Company remains one of the larger and more diversified companies in its areas of operations. For the year ended July 31, 2006, one customer accounted for 29% of construction revenues. For the year ended July 31, 2005, one customer accounted for 15% of construction revenues. For the year ended July 31, 2004, three customers accounted for 17%, 11% and 10% of construction revenues.

     A portion of the Company's work is subject to termination for convenience clauses in favor of the local, state, or federal government entities who contracted for the work in which the Company is involved. The law generally gives government entities the right to terminate contracts, for a variety of reasons, and such rights are made applicable to government purchasing by operation of law. While the Company rarely contracts directly with such government entities, such termination for convenience clauses are incorporated in the Company's contracts by "flow down" clauses whereby the Company stands in the shoes of its customers. The Company has not experienced any such terminations in recent years, and because the Company is not dependent upon any one customer or project, management believes that any termination risk associated with performing work for governmental entities is minimal.

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

b. Concrete Construction

     The Company erects structural precast and prestressed concrete for various structures, such as multi-storied parking facilities and processing facilities, and erects the concrete architectural facades for buildings. Concrete construction revenue generally is received on projects where the Company is a subcontractor to a material supplier (generally a precast concrete fabricator) or another contractor. When the Company acts as the concrete erection subcontractor, it is invited to bid by the firm that needs the concrete construction services. Consequently, customer relations are important.

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

3.  Other

a. General

     Both segments of the Company are influenced by adverse weather conditions, although the manufacturing segment is less subject to delays for inclement weather than is the construction segment. The ability to acquire raw materials and to ship finished product is, nevertheless, impacted by extreme weather. It is also possible that the manufacturing segment may have product ready to ship, but inclement weather could cause delays in construction timetables that require adjustments by the manufacturing companies. Because of the cyclicality and seasonality prevalent in the Company's business, higher revenue typically is recorded in the first (August through October) and fourth (May through July) fiscal quarters when the weather conditions are generally more favorable.

     Management is not aware of any environmental regulations that materially impact the Company's capital expenditures, earnings or competitive position.

     The Company employs between 250 and 500 employees. Many are employed on an hourly basis for specific projects, with the actual number varying according to the seasons and timing of contracts. At July 31, 2006 the Company had 277 employees, as compared to July 31, 2005 when there were 343. Included in these totals were 21 and 16 employees, respectively, subject to collective bargaining agreements. The Company believes it has good relationships with its employees.

b. Insurance

Liability Coverage

     Primary liability coverage for the Company and its subsidiaries is provided by a policy of insurance with limits of $1,000,000 per occurrence and $2,000,000 in the aggregate. The Company also carries an "umbrella" policy that provides limits of $3,000,000 in excess of the primary. The primary policy has a $10,000 deductible per occurrence. If additional coverage is required on a specific project, the Company makes those purchases.

     Management routinely evaluates these coverages and expenditures and makes modifications as necessary.

Workers' Compensation Coverage

     During the year ended July 31, 2006, the Company had a "conventional" workers' compensation insurance program. Prior to February 1, 2005, the company had a "loss sensitive" workers' compensation insurance program. Under the "conventional" insurance program, the Company accrued expense based on rates applicable to payroll classifications, which are fixed at the time of the policy issuance. Under the "loss sensitive" programs that were in place prior to February 1, 2005, the Company accrued workers' compensation insurance expense based on estimates of its costs under the programs, and then adjusted these estimates based on claims experience.

     The Company maintains an aggressive safety inspection and training program, designed to provide a safe workplace for employees and minimize difficulties for employees, their families and the Company, should an accident occur.




4.  Backlog Disclosure

     As of July 31, 2006, the Company's backlog was approximately $25 million, compared to $39 million at July 31, 2005 and $60 million at July 31, 2004. The backlog decreased as the Company's segments worked on two main projects, the outer loop of the Woodrow Wilson Bridge and the I-95/395/495 Springfield Interchange (Springfield) contracts, both outside of Washington DC. During the year ended July 31, 2006, the contract on the Springfield project was modified, reducing the Company's backlog on that project by approximately $5 million. Although a new highway bill was signed into law during fiscal 2006, the Company has not seen the effect of increased highway spending on projects in its market area. Competition in the bridge girder market continues to impact the manufacturing segment's ability to book additional work to rebuild its backlog. Approximately $900,000 of the $25 million backlog is long term in nature and not expected to be realized as revenue during the fiscal year ending July 31, 2007.

5.  Working Capital Requirements

     The Company has been operating for more than a year under a Forbearance Agreement with United Bank, pursuant to which it has been required to reduce the amounts owing. Over the past several years the Company has borrowed in excess of $3 million from its founder and largest shareholder Frank E. Williams, Jr. and his related entities. The status and history of these loans is described elsewhere in this report. Due to the acceleration of the Company's debt with United Bank on its line of credit, and other lenders with whom the Company was in default, the Company had a working capital deficit of approximately $3.2 million at July 31, 2005. Working capital at July 31, 2006 improved by $7.1 million to approximately $3.9 million due to the sale of property and equipment during fiscal 2006 and the amendment and reclassification of short-term debt to affiliates, in the amount of $3.7 million, to long-term debt.

     From time to time, the Company will be required to maintain inventory at increased levels to assure timely delivery of its product and to maintain manufacturing efficiencies in its plants. Historically, to minimize the use of the Company's lines of credit, the Company had established special payment terms, including "pay when paid" agreements, with many of its principal suppliers. In the past year, these terms have been modified or eliminated by many suppliers, placing a strain on the Company's cash flow. However, on many projects, the Company is able to bill for raw materials and for stored completed products.

     The Company is pursuing various financing options, including conventional, asset-based, and equity secured financing and exploring its strategic options relative to the sale of individual assets or subsidiaries to raise the capital needed to meet the debt obligations.

6.   Critical Accounting Policies

     The Company's accounting policies are more fully described in the Notes to Consolidated Financial Statements. As disclosed in the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events. These estimates and assumptions affect the amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the Consolidated Financial Statements. The Company's estimates would change if different assumptions as to the outcome of future events were made. The Company evaluates its estimates and judgments on an ongoing basis utilizing historical experience and various other factors that appear reasonable under the circumstances. Management makes adjustments to its assumptions and judgments when facts and circumstances dictate. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates used by the Company in preparing the accompanying Consolidated Financial Statements. Management believes the following critical accounting policies encompass the more significant judgments and estimates used in the preparation of its Consolidated Financial Statements.

     Revenue Recognition - Revenues and earnings from contracts are recognized for financial statement purposes using the percentage-of-completion method; therefore, revenue includes that percentage of the total contract price that the cost of the work completed to date bears to the estimated final cost of the contract. Estimated contract earnings are reviewed and revised periodically, by project managers who are responsible for each job, as progress on work is compared to budgets originally prepared by estimators. As work progresses, the cumulative effect of any change in estimate is recognized in the period in which the estimate changes. Retentions on contract billings are minimal and are generally collected within one year. When a loss is anticipated on a contract, the entire amount of the loss is provided for in the current period. Contract claims are recorded as revenue at the lower of excess costs incurred or the net realizable amount after deduction of estimated costs of collection. Additional contract revenue from contract claims are recorded when claims are expected to result in additional contract revenue and the amount can be reliably estimated. Management considers the following conditions when determining whether a contract claim can be recorded as revenue (a) the contract or other evidence provides a legal basis for the claim; or a legal opinion has been obtained, stating that under the circumstances there is a reasonable basis to support the claim (b) additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the Company's performance (c) costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed, and (d) The evidence supporting the claim is objective and verifiable.

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

     Allowance for Doubtful Accounts - Allowances for uncollectible accounts and notes receivable are provided on the basis of specific identification. Management reviews accounts and notes receivable on a current basis and provides allowances when collections are in doubt. Receivables are considered past due if the outstanding invoice is more than 45 days old. A receivable is written off when it is deemed uncollectible. Recoveries of previously written off receivables are recognized when cash is received.

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

     Deferred Taxes - The Company records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying Consolidated Balance Sheets, as well as operating loss and tax credit carry forwards. The Company evaluates the recoverability of any tax assets recorded on the balance sheet and provides any allowances management deems appropriate. The carrying value of the net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Consolidated Statements of Operations. In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carry back opportunities, and tax planning strategies in making the assessment. The Company evaluates the ability to realize the deferred tax assets and assesses the need for additional valuation allowances quarterly. Due to the Company's losses in the years ended July 31, 2005, 2004 and 2003 and the uncertain business climate, management believes that it is more likely than not that all of the deferred tax asset will not be realized in the future. As such, the Company reserved the deferred tax asset of $3.1 million during the year ended July 31, 2005.

     Workers' Compensation - The Company maintains an aggressive safety inspection and training program, designed to provide a safe work place for employees and minimize difficulties for employees, their families and the Company, should an accident occur. During the year ended July 31, 2006, the Company had a "conventional" workers' compensations insurance program. Prior to February 1, 2005, the company had a "loss sensitive" workers' compensation insurance program. Under the "conventional" insurance program, the Company accrues expense based on rates applicable to payroll classifications, which are fixed at the time of the policy issuance. Under the "loss sensitive" program the Company accrues workers' compensation insurance expense based on estimates of its costs under the program, and then adjusts these estimates based on claims experience. When claims occur, the Company's safety director works with the insurance companies and the injured employees to minimize the total claim. Company personnel review specific claims history and the insurance carrier reserves to adjust reserves for individual claims.


Item 1A.   Risk Factors

     The Company faces numerous business, financial and legal risks, and its auditors have expressed substantial doubt about its ability to continue as a going concern. The following is intended to supplement the discussion elsewhere in this document:

Availability of Financing: The Company has pledged substantially all of its assets to lenders under financial instruments that are in default. The Company is operating under a Forbearance Agreement with United Bank pursuant to which $3.7 million is scheduled to be repaid by December 31, 2006. One or more of these lenders could initiate legal action to seize their collateral, which would impair the Company's ability to operate in an orderly way and which might impair the value of the assets. The Company has employed a variety of measures to resolve and/or repay debt and lease agreements, which may not be available in the time period required or at reasonable terms.

Availability of Work: The Company operates in highly competitive markets where its financial condition may impair its ability to obtain work to maintain its level of operations. The demand for many of the Company's services and products is related to government funding and to the business cycle, which can and do cause large swings in demand, which can dramatically affect pricing of work.

Availability of Materials: The Company is dependent on a small number of suppliers of critical materials. Disruptions of supply, whether caused by cash flow deficiencies, weather, restricted supply, excess demand, or other factors, would have a material adverse impact on the Company, its financial condition and results of operations.

Cost of Energy: The volatility of the cost of energy has been a principal factor in the price of steel and other materials, but the Company is also directly exposed to escalating energy costs in its operations. The manufacturing segment is a large consumer of electricity, and electric rates can increase substantially. The construction segment is a large consumer of diesel fuel, which is directly related to the cost of oil. The increasing price of fuel is one factor contributing to the rising cost of trucking manufactured product, which has doubled over the past two years. This in turn can affect the manufacturing segment's ability to compete for work in markets relatively far from its facilities.

Availability of Labor: The Company's products and services depend on highly skilled labor, both in the shop and the field. While labor generally is in good supply, the skills necessary in the Company's business require significant investment in training and retention of personnel over long periods to achieve acceptable productivity. The availability of such labor is critical to the Company's ability to meet its contractual and financial obligations, and given the Company's financial condition and related factors, this is a significant challenge.

Stock Liquidity: The Company's stock is very thinly traded and subject to significant swings in response to buying or selling pressures. The value of the public float was one of the causes that required the Company to transfer from the NASDAQ National Market to the NASDAQ Capital Market. Further deterioration in the Company's financial condition or decline in the value of the public float could further reduce marketability of the Company's stock.


Item 2.   Properties

     At July 31, 2006, the Company owned approximately 77 acres of industrial property, some of which is not developed but may be used for future
expansion.   Approximately 37 acres are in Manassas, Virginia; 27 acres are in Richmond, Virginia, which was sold and leased back from the Company's founder and largest shareholder (see below); 6 acres are in Wilmington, Delaware; and 7 acres in Bedford, Virginia. During the year ended July 31, 2006, the Company sold 10 acres of its land in Bedford, Virginia, and 3 acres of its land near Manassas, Virginia, recognizing a gain of $969,000 shown as other income on its consolidated statements of operations. Based on the sale price of the 3 acre parcel and other information available to the Company, management believes the value of the Company's real property in Prince William County, Virginia may exceed $15 million including the value of the equity sharing agreement on the ten acres formerly subject to the option.
In addition, the Company has recently received an unsolicited offer to purchase its Wilmington, Delaware property for $1.5 million.

     The Company owns and leases numerous large cranes, tractors, trailers and other equipment. During the year ended July 31 2006, the Company sold nine heavy lift cranes in its construction segment and one shot blasting machine and other equipment associated with the closure of the Bessemer, Alabama facility for $1.9 million, recording an aggregate net gain of approximately $77,000 on sales to unaffiliated third parties. Several of the crane transactions involve affiliated persons; such transactions are described more fully in Note 6 to the Notes to Consolidated Financial Statements.

     Under a lease/option agreement entered into in February 2000, the Company had an option to purchase an additional 10 acres adjoining its Prince William County, Virginia property, for approximately $333,000. On July 31, 2006, due to material defaults by the Company under the lease option agreement, the agreement was modified to replace the option with an equity sharing formula, which in the event of the sale of the property would yield payment to the Company of 75% of the gain on the ten acres previously subject to the option.

     During the year ended July 31, 2006, the Company sold its Richmond, Virginia property to the Company's founder and largest shareholder, and leased it back with an option to buy it back for the same price for which it was sold. As a sale/leaseback transaction, the sale was treated as a financing activity and the gain on sale of approximately $1.7 million was treated as a liability of the Company. The proceeds from the sale of $2.75 million were used to pay: approximately $835,000 on the first mortgage note to Wachovia Bank, $750,000 to United Bank, under the First Amendment to Forbearance Agreement extending the Company's Forbearance period to March 6, 2006, and $688,000 for related party notes payable due to the purchaser of the property. The remaining $477,000 was used to pay related closing costs and fund the operations of the Company.

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

     As a result of payment and other alleged defaults, CitiCapital threatened foreclosure and sale of their collateral on two heavy lift cranes, one owned and one leased by the Company. The Company entered into a forbearance agreement providing for settlement of late charges and personal property taxes, monthly payments, and reimbursement of legal fees. The Company sold one of the cranes for approximately $1 million, decreasing debt by approximately $830,000 and decreasing net assets by approximately $950,000. The second crane, which was leased, was initially sold to a company owned by related parties. The related party sale for $200,000, the proceeds of which were used to fully satisfy the remaining obligation to CitiCapital, was approved by the independent directors of the Company. Subsequently, during fiscal 2006, the second crane was sold to an unaffiliated third party for a small gain.

     HSBC Business Credit had a suit pending for approximately $900,000 for non-payment on a lease for a heavy-lift crane, and a specialized trailer. This equipment was sold for approximately $740,000 and the obligation to HSBC Business Credit was fully satisfied. The Company reported a $75,000 gain on the sale.

     As a result of payment and other alleged defaults, Provident Leasing threatened foreclosure and sale of a heavy lift crane leased by the Company, valued at approximately $400,000. The Company negotiated a payoff amount of $410,000 for this lease, which was acquired by FlexLease LLC, an entity owned by related parties, and leased to the Company for approximately $10,000 per month, subject to the Company's right to buy the crane for the remaining unamortized amount paid by FlexLease plus a fee of 1%-3% depending on when such right is exercised. Subsequent to July 31, 2006, this agreement, which expired September 1, 2006, was extended through December 31, 2006.

     As a result of payment and other alleged defaults, the Company had been negotiating with Financial Federal Credit, Inc. (FFCI), who offered to restructure two notes which were secured by five cranes. Three cranes were sold by the Company for approximately $560,000 and the proceeds paid to FFCI. After FFCI filed suit to collect the remaining amounts it claimed, the Company entered into a settlement agreement providing for payment of $1,109,000, due not later than March 17, 2006. In order to raise the funds necessary to pay FFCI, the Company sold the two cranes to FlexLease, LLC, which were leased back to the Company for approximately $11,000 per month for six months, then $28,000 per month for five years subject to the Company's right to buy the cranes for the amount paid plus a fee of 1%-3% depending on when such right is exercised.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.


PART II

Item 5.   Market for the Registrant's Common Equity,
        Related Stockholder Matters and Issuer Purchase
        Of Equity Securities

    The Company's Common Stock trades on the NASDAQ Capital Market System under the symbol "(WMSI)". The following table sets forth the high and low sales prices for the periods indicated, as obtained from market makers in the Company's stock.

  8/1/04   11/1/04   2/1/05   5/1/05   8/1/05   11/1/05   2/1/06   5/1/06
 10/31/04  1/31/05  4/30/05  7/31/05  10/31/05  1/31/06  4/30/06  7/31/06
 --------  -------  -------  -------  --------  -------  -------  -------
   $4.09    $4.09    $3.89    $3.75     $4.10    $2.31    $2.81    $2.55
   $3.32    $3.34    $3.40    $3.31     $1.36    $1.49    $1.82    $1.98

     The prices shown reflect published prices, without retail mark-up, markdown, or commissions and may not necessarily reflect actual transactions.

    The Company paid no cash dividends during the years ended July 31, 2006 or 2005. Further, there are certain covenants in the Company's current credit agreements that prohibit cash dividends without the lenders' permission.

     At July 31, 2006, there were 421 holders of record of the Common Stock.


                 Equity Compensation Plan Information
  ===========================================================================
               Number of securities   Weighted average   Number of securities
                to be issued upon exercise price remaining available exercise of outstanding of outstanding for future issuance
                     options, warrants   options, warrants
                            and rights.     and rights.
  ===========================================================================
                                (a)         (b)             (c)
Equity compensation plans
approved by security holders  200,000      $4.06           113,500  (1)
  ===========================================================================
Equity compensation plans
not approved by security       70,000      $3.83                 0  (2)
holders
  ===========================================================================
Total                         270,000      $3.67           113,500
  ===========================================================================

   (1)  Plan approved by shareholders in November 1996
   (2) The options granted to non-employee directors and the shares issued upon exercise of these options are issued pursuant to Rule 144 of the 1933 Securities Act.

     In January 2001, the Company's Board of Directors authorized the Company to repurchase 175,000 shares of its own stock. There were no repurchases of stock during the years ended July 31, 2006 and 2005. As of July 31, 2006, the Company had repurchased 49,522 shares for $210,000. The Company has reissued 19,925 shares of this stock for the redemption of stock options and the issuance of stock under the Company's Employees' Stock Purchase Plan.

Item 6.  Selected Financial Data

     The following table sets forth selected financial data for the Company and is qualified in its entirety by the more detailed financial statements, related notes thereto, and other statistical information appearing elsewhere in this report.

                    SELECTED CONSOLIDATED FINANCIAL DATA
                     (In millions, except per share data)

                                             YEAR ENDED JULY 31,
                                   ----------------------------------------
                                     2006    2005    2004    2003    2002
Statements of Operations Data:      ------  ------  ------  ------  ------
Revenue:
  Construction                      $13.7   $18.8   $20.8   $18.0   $22.2
  Manufacturing                      27.8    29.5    32.9    34.4    34.0
  Other Revenue                       0.6     0.3     0.2     0.3     0.3
                                    ------  ------  ------  ------  ------
Total Revenue                       $42.1   $48.6   $53.9   $52.7   $56.5
                                    ======  ======  ======  ======  ======
Gross Profit:
  Construction                       $4.1    $5.0    $5.5    $4.3    $6.4
  Manufacturing                       8.3     2.2    10.3     0.8    13.7
  Other                               0.6     0.3     0.2     0.3     0.3
                                    ------  ------  ------  ------  ------
Total Gross Profit                  $13.0    $7.5   $16.0   $15.4   $20.4
                                    ======  ======  ======  ======  ======
Income From Land Sale:               $1.0    $0.2   $-      $-       $0.1
Expense:
  Overhead                           $4.8    $6.5    $7.3    $6.8    $6.8
  General and Administrative          6.5     7.3     7.3     7.4     8.8
  Depreciation                        1.6     2.1     2.0     1.8     1.6
  Interest                            1.0     0.9     0.7     0.6     0.7
  Income Tax Provision (Benefit)       -      3.1    (0.5)   (0.3)    1.0
                                    ------  ------  ------  ------  ------
Total Expense                       $13.9   $19.9   $16.8   $16.3   $18.9
                                    ------  ------  ------  ------  ------

Income (Loss) Before Minority
  Interest, Equity Earnings
  and Extraordinary Item             $0.1  $(12.2)  $(0.8)  $(0.9)   $1.6
Minority Interest and
  Equity Earnings                      -       -       -       -       -
                                    ------  ------  ------  ------  ------
Earnings (Loss) Before
  Extraordinary Item                 $0.1  $(12.2)  $(0.8)  $(0.9)   $1.6
Extraordinary Item
  Gain on Extinguishment of Debt       -      0.8      -       -       -
                                    ------  ------  ------  ------  ------
Net Income (Loss)                    $0.1  $(11.4)  $(0.8)  $(0.9)   $1.6
                                    ======  ======  ======  ======  ======
Income (Loss) Per Share:
 Basic:
  From Continuing Operations         $0.0   $(3.4)  $(0.2)  $(0.3)   $0.5
   Extraordinary Item -
    Gain on Extinguishment of Debt   $-      $0.2   $-      $-       $-
                                    ------  ------  ------  ------  ------
Income (Loss) Per Share - Basic:     $0.0   $(3.1)  $(0.2)  $(0.3)   $0.5
                                    ======  ======  ======  ======  ======
 Diluted:
  From Continuing Operations         $0.0   $(3.4)  $(0.2)  $(0.3)   $0.5
   Extraordinary Item -
    Gain on Extinguishment of Debt   $-      $0.2   $-      $-       $-
                                    ------  ------  ------  ------  ------
Income (Loss) Per Share - Diluted:   $0.0   $(3.1)  $(0.2)  $(0.3)   $0.5
                                    ======  ======  ======  ======  ======
Balance Sheet Data (at end of year):

Total Assets                        $30.1   $35.5   $42.1   $40.5   $42.2
Long Term Obligations                 7.6     3.5     5.2     7.6     7.6
Total Liabilities                    24.9    30.5    25.8    23.5    24.3
Stockholders' Equity                  5.0     4.9    16.2    16.8    17.7

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

     The Company's construction activities are focused in Maryland, Virginia, and the District of Columbia. The Company continues to service broader marketson the east coast and southeastern United States from its manufacturing facilities. The Company closed one of the leased facilities in Alabama and continues to operate a second facility there.

     The Company has derived a significant portion of its revenues from four customers. For the year ended July 31, 2006, Virginia Approach Constructors, LLC accounted for 21% of total revenues and 31% of manufacturing revenues; Archer Western Contractors, Ltd. accounted for 14% of manufacturing revenues; Flippo Construction Company accounted for 11% of manufacturing revenues; and Banker Steel Company accounted for 29% of construction revenues.

     During the year ended July 31, 2006, while revenues declined, results improved as the Company recorded income of $93,000. Revenues decreased approximately 13%, but gross profit increased 75% as the Company worked on more profitable contracts and steel prices remained stable. The Company's construction segment struggled with several larger jobs, contracted in fiscal 2005, which reduced its gross margins. The Company also recorded a gain of $969,000 on the sale of two parcels of land during the year, 3 acres in Manassas, Virginia and 10 acres in Bedford, Virginia.

    While the Company makes efforts to collect its accounts receivable, slow paying customers continue to affect cash flow and the Company's ability to purchase inventory at competitive prices, mainly rolled steel plate and galvanized rolled steel.

     During the year ended July 31, 2006, the Company completed the shutdown of its Bessemer, Alabama facility and terminated the lease on the facility. All assets where sold or transferred to other Company facilities. There was no additional liability to the Company as a result of the sale and other closeout activities.


Financial Condition

     Between July 31, 2005 and July 31, 2006, the following changes occurred:

     The Company's Cash and cash equivalents decreased $12,000.

     Accounts receivable increased $791,000. Contract and Trade receivables increased approximately $737,000. The manufacturing segment receivables increased $2.1 million as it billed for completed work and raw materials. Construction receivables decreased $1.1 million as the segment collected receivables on reduced revenues.

     Trade receivables and other receivables increased slightly. These receivables relate to relatively short-term contracts. Included in other receivables at July 31, 2006 and 2005 is a contract claim receivable for $600,000 and $650,000, respectively, which was approved by the Company's customer, related to contract revenues in the construction segment in the year ended July 31, 2004. The Company believes the balance of this claim will be collected during the year ending July 31, 2007.

     Inventory related to the Company's manufacturing segment decreased $2.6 million due to the use of material and a change in the mix of work. While it has material on hand to meet immediate needs, the Company may face shortages due to delivery delays from the steel mills.

     Prepaid expenses decreased $527,000. In the year ended July 31, 2005, the Company incurred higher workers compensation insurance premium costs, which it financed. In the year ended July 31, 2006, the premiums have been reduced and portions of the costs are being paid monthly.

     Property and Equipment, At Cost decreased $2.1 million. The Company purchased miscellaneous equipment and capitalized major repair costs of approximately $500,000 while it sold or retired nine heavy lift cranes and other equipment with a cost of $2.6 million.

     Notes payable decreased $4.5 million, of which $4.3 million was recorded as "Financing Obligations Resulting from Sale/Leaseback Transactions." The Company borrowed approximately $5.6 million; $1.1 million to refinance a heavylift crane from a related party group, $1.7 million from the Williams Family Limited Partnership to fund operations, and $2.8 million from other sources to fund operations. The Company paid $9 million; $609,000 for related party debt; $2.9 million to United Bank and Wachovia Bank under forbearance agreements, $2.5 million on equipment note payments and $3 million for other short term and long term notes.

     Accounts payable decreased by $1.3 million as the Company paid invoices, mainly material invoices for manufacturing.

     Billings in excess of costs and estimated earnings on uncompleted contracts, and Costs and estimated earning in excess of billings on uncompleted contracts, decreased a net amount of $3.1 million as a result of timing of the revenue recognition on a mix of contracts in process.

     Other accrued expenses decreased $430,000. The Company paid $363,000 on its workers' insurance compensation liability for years prior to February 2005 and paid accrued interest of $140,000.

     Stockholders' equity increased $109,000, $93,000 related to income for the year and $16,000 for 4,565 shares of stock issued under the Company's Employee Stock Purchase Plan.


Bonding

     The Company has traditionally relied on its reputation to acquire work and will continue to do so. Although the Company's ability to bond work is very limited, management believes it has not lost any work due to bonding limitations, and management expects that it will continue to be able to book work without bonding. However, the Company recognizes that it may be necessary to provide bonds to customers unfamiliar with the Company. Management expects, as the Company's financial condition improves, to work with potential sources as necessary and to be able to bond work if required.


Liquidity and Capital Resources

     Williams Industries, Incorporated (the Company) continues to face a liquidity and business crisis, after suffering operating losses for several years, tapping its available sources of operating cash, and borrowing in excess of $3 million from its largest shareholder. The Company is operating under a Forbearance Agreement with its major lender, United Bank, pursuant to which approximately $3.7 million is scheduled to be repaid by December 31, 2006. In addition, the Company is in default of nearly all of its other debts and leases. Because of the Company's financial condition and uncertain market conditions in its areas of operation, there remains a significant risk that the Company may not be able to book additional work to maintain its level of operations. The Company operates in an industry where such problems are common, and where there are large risks related to estimating and performing work and collecting amounts earned. It is likely that the Company may continue to suffer operating losses and have difficulty meeting its obligations. Management is pursuing a number of contingency plans to address these issues and increase the probability that the Company will survive. These plans include negotiations with lenders and customers, sale of equipment and real property, asset- and stock-based credit facilities, and the sale, shut-down reorganization or liquidation of one or more subsidiaries. Management has not ruled out any measure that may be necessary to protect the Company's assets and preserve shareholder value.

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

     The manufacturing segment reported operating income of $1.2 million for the year ended July 31, 2006. In the year ended July 31, 2005, the manufacturing segment reported a $7.1 million operating loss mainly related to steel price increases, losses on the Company's I-95/395/495 Springfield Interchange (Springfield) contract and the close down of the Bessemer, Alabama plant. Once the Springfield Interchange contract, the projected losses for which had been fully reserved at July 31, 2005, was completed, the Company's bridge girder subsidiary was able to perform work on more profitable contracts, contributing to the manufacturing segment's increased cash flow and profit. While steel prices have stabilized, should additional increases be imposed, earnings and cash flow would be affected. The construction segment reported an operating loss of $368,000 for the year ended July 31, 2006 as it continued to perform work on contracts with low profit margins. For the year ended July 31, 2005, the construction segment reported a $366,000 operational loss, which included $1.1 million in expense related to workers' compensation claims for prior years' policies.

     Company operations used $2 million in cash during the year ended July 31, 2006. The Company generated $2.9 million from the sale of cranes and heavy equipment, which was used to pay debt related to those assets and to fund operations. Financing activities used net cash of $215,000 as the Company borrowed $8.9 million, which included $4.3 million from related party sale-leaseback transactions including $2.7 million from Frank E. Williams, Jr. for the sale/leaseback of the Richmond, Virginia property. The Company also borrowed $4.5 million from various sources including $1.7 million from the Williams Family Limited Partnership for operations. The Company paid $9.1 million including $2 million paid to United Bank, $834,00 paid to Wachovia and $2.6 million on the sale and refinancing of cranes. Cash and cash equivalents decreased approximately $12,000 from $764,000 at July 31, 2005 to $752,000 at July 31, 2006.

     At July 31, 2006, the Company's working capital increased to $3.9 million from a deficit of $3.2 million at July 31, 2005. Included in current liabilities is $3.7 million and $5.1 million owed to United Bank at July 31, 2006 and 2005, respectively. If the "Financing obligation resulting from sale-leaseback transactions", which paid down other current notes during fiscal 2006, were included in current debt, the Company would still have a positive working capital.

     For the two years ended July 31, 2005 and 2004, the Company operated at a loss. During the fiscal year 2004, the Company generated cash from operational activities, and along with its accumulated cash, was able to fund its financing and investing activities. During fiscal 2005, operations used more cash than it generated requiring the Company to borrow from various sources including related party loans approximating $2.4 million.

     The Company owed Wachovia Bank approximately $841,000, which was reported in the "Current portion of notes payable" at July 31, 2005. During fiscal 2006, the note was paid in full from the proceeds of the sale-leaseback of the Company's Richmond, Virginia plant to Frank E. Williams, Jr.

     The Company's line of credit with United Bank of approximately $2.5 million matured on May 5, 2005. The Company subsequently received a Notice of Loan Defaults dated May 12, 2005. As a result of the Notice, the debts to United Bank, aggregating approximately $5.4 million, were accelerated and remain due and payable in full. The Company entered into a Forbearance Agreement on June 30, 2005, which has been amended and extended two times as described more fully in the Company's Reports.

     During the year ended July 31, 2006, the Company entered into a Second Amendment to Forbearance Agreement providing in pertinent part as follows:

(1) The Company made a payment of $250,000;
(2) The Company remitted $200,000 into a money market account to be drawn against to pay interest;
(3) The term of the Forbearance Agreement was extended through July 31, 2006;
(4) The Williams Family Limited Partnership (WFLP) increased the amount of its pledge of additional collateral by $758,000 in addition to $1 million pledged in the original agreement;
(5) Frank E. Williams, Jr., reaffirmed his personal guarantee of $242,000 of the Company's obligations to United Bank;
(6) The Company made an additional principal payment to the bank of $1 million by July 31, 2006, from the sale of land and extended the term of the Forbearance Agreement through December 31, 2006.

     In addition to the specific defaults listed, the Company's construction segment is in arrears on its payments under substantially all of its notes payable and leases, although, except as disclosed specifically, the lenders and lessors have not taken action to accelerate the indebtedness, foreclose on collateral or terminate the subject leases. As noted elsewhere in this report, the Company has sold many of the cranes and equipment subject to these obligations, many of such dispositions to related parties, with provisions to lease back the equipment and to reacquire title. The Company will attempt to resolve the remaining default issues with non-related lenders and lessors during the year ending July 31, 2007, by selling or refinancing assets.

     In view of the Company's liquidity problems and in order to fund the repayment of the United Bank notes, the Company is pursuing various financing options, including conventional, asset-based, and equity secured financing and exploring its strategic options relative to the sale of individual assets or subsidiaries. For example, the Company's present use of its land in Manassas, Virginia may not be its highest and best use. Based on the sale price of the 3 acre parcel recently sold, the value of the Company's real property in Manassas, Virginia may exceed $15 million including the value of the equity sharing agreement described earlier. (see Note 3 of the "Notes to Consolidated Financial Statements").

     The factors discussed previously have raised substantial doubt about the Company's ability to continue as a going concern. The Company's plans are further detailed in Note 17 of notes to the consolidated financial statements.


Operations

     While the Company's manufacturing segment produced operating income for the year ended July 31, 2006, its construction segment operated at a loss. Revenues decreased in both segments while gross profit percentages increased. Steel prices stabilized during fiscal 2006 and the Company was able to work on contracts with higher profit margins. The Company completed the close-down of its manufacturing plant in Bessemer, Alabama, and sold cranes and equipmentin its construction segment, decreasing operating costs and reducing cash needs. Highway infrastructure spending under state budgets continued to be limited even as Congress passed the "Safe, Accountable, Flexible, Efficient Transportation Equity Act: A Legacy for Users" (SAFETEA-LU) on August 10, 2005.

     Management expects additional consolidation of resources, including both personnel and equipment reductions, will occur as the Company strives for a more efficient configuration for market and financial conditions.

1.  Fiscal Year 2006 Compared to Fiscal Year 2005

     The Company addressed the issues of profitability and debt repayment during fiscal 2006 by selling equipment and land to pay off debt and reduce expenses. It completed the shut down of its unprofitable plant in Bessemer, Alabama and renegotiated its unprofitable contract for its I-95/395/495 Springfield Interchange Project, returning much of the remaining contract to the customer. With the price of steel remaining relatively stable during the year, the manufacturing subsidiaries were able to increase profit margins.

     The Company produced income of $93,000, or $0.03 per share, on revenues of $42.1 million for the year ended July 31, 2006, compared to a loss of $11.4 million, or $3.12 per share, on revenues of $48.6 million for the year ended July 31, 2005.

     Revenues decreased by $6.5 million. Manufacturing segment revenues decreased by $1.7 million due mainly to its bridge girder subsidiary producing less work and the closing of the Bessemer, Alabama plant. Construction segment revenue decreased $5 million as work on many of the segment's contracts was delayed. Also, in the year ended July 31, 2005, the segment completed work on two major bridge erection contracts.

     Gross profit increased approximately $5.6 million. The construction segment's gross profit decreased approximately $900,000 on decreased revenues and additional costs associated with several jobs. The manufacturing segment's gross profit increased approximately $6.2 million as the segment's subsidiaries produced work more efficiently under stable steel price conditions.

     Gain on land sales increased $748,000 as the Company sold 13 acres of land in Manassas and Bedford, Virginia for approximately $1 million recording a gain of $969,000.

     Overhead decreased by $1.7 million due to: the manufacturing segment's close down of its Bessemer, Alabama plant; labor and other costs that were charged directly to the Company's bridge girder fabrication subsidiary's I-95/395/495 contract (since that was the only contract the Company's Manassas, Virginia plant worked on during the first four months of fiscal
2006), all resources of labor and other costs were charged directly to that contract; and reduced costs on lower revenue.

     General and administrative expenses decreased approximately $739,000 related to reduced costs for insurance and professional fees, as well as overall reductions because the Company produced less work.

     Depreciation decreased $488,000, due to the sale of heavy lift cranes and other equipment to reduce debt and improve cash flow.

     Interest expense increased $91,000, due to higher interest rates on short-term borrowing and increased debt on equipment purchases. While the Company reduced its notes payable by more than $3 million during the 2006 fiscal year, much of the variable rate debt reduction occurred during the second half of the year.

     Gain on extinguishment of debt declined $828,000 as the Company had no further debt extinguishment during fiscal 2006. In 2005, the Company recognized income of $828,000 on the write-off of debt on which the statute of limitations had run.

2.  Fiscal Year 2005 Compared to Fiscal Year 2004

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

     Subsequent to the year ended July 31, 2005, the Company's bridge girder subsidiary negotiated a change to its contract for the I-95/395/495 Springfield Interchange Project in Virginia to supply girders. The original contract for $26 million, which was being performed at a loss, was reduced by $5 million to $21 million. The Company had approximately $5.5 million in cost remaining on the contract. The Company recognized the projected loss, over the remaining life of the contract, of $1.1 million in its Consolidated Statements of Operations for the year ended July 31, 2005.

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

     The Company recognized income of $828,000 on the write-off of debt on which the statute of limitations had run. The debt was a bank loan, which was personally obtained by Frank E. Williams, Jr. for the Company, and for which he was indemnified by the Company. In 1995, Mr. Williams, Jr. was subsequently released from the loan by the bank, leaving the Company directly liable. The bank failed to pursue collection of the loan, and in the opinion of counsel, the bank is now precluded from collection of this debt. The gain on the write-off of the debt is shown as Extraordinary Item "Gain on extinguishments of debt" on the Consolidated Statements of Operations. In prior periods, the debt had been carried in "Other liabilities" on the Balance Sheet.

3.  Fiscal Year 2004 Compared to Fiscal Year 2003

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


 Aggregate Contractual Obligations

The table below summarizes the payment timetable for certain contractual obligations of the Company.

(Amounts in thousand $)                    Payments Due By Period
                                     ------------------------------------
                                     Less Than    1-3      3-5   More Than
Contractual Obligations       Total    1 Year    Years    Years   5 Years
                            --------  --------  --------  ------  ------
Long Term Debt               $8,749    $4,875    $3,874    $ -    $  -
Financing Obligation from
 Sale-Leaseback Tranactions  $4,331      $599      $402    $508   $2,822
Operating Leases              1,323       414       618     291     -
                            --------  --------  --------  ------  ------
Total                       $14,403    $5,888    $4,894    $799   $2,822
                            ========  ========  ========  ======  ======

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


Item 7A.  Quantitative and Qualitative Disclosures About
          Market Risk

     Williams Industries, Inc. uses fixed and variable rate notes payable to finance its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk, with the primary interest rate exposure resulting from changes in the prime rates that are applicable to borrowings under the Company's vendor credit facility.

     The information below summarizes Williams Industries, Inc.'s sensitivity to market risks associated with fluctuations in interest rates as of July 31, 2006. To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity of the Company's credit facilities in effect at July 31, 2006.
Notes 7 and 13 of the "Notes To Consolidated Financial Statements" contain descriptions of the Company's credit facilities and should be read in conjunction with the table below.

Interest Rate Sensitivity on Notes Payable
Financial Instruments by Expected Maturity Date
(In thousands except interest rate)
                                                    2011 and          Fair
Year Ending July 31,    2007    2008    2009   2010   After   Total   Value
                       ------  ------  ------  ----  ------  ------  ------
Variable Rate Notes    $2,085  $3,162    $94    $-     $-    $5,341  $5,341
Average Interest Rate   8.80%   7.96%   9.75%  0.00%  0.00%   7.87%

Fixed Rate Notes       $2,789    $362   $257    $-     $-    $3,408  $3,408
Average Interest Rate   8.05%   9.50%  6.57%   0.00%  0.00%   8.09%

Item 8.    Financial Statements and Supplementary Data

     (See pages which follow.)

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosures.

     None

Item 9A.    Controls and Procedures

     As of July 31, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and the Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and the Controller, concluded that the disclosure controls and procedures were effective as of July 31, 2006. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to July 31, 2006.

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


Part III

     Pursuant to General Instruction G(3)of Form 10-K, the information required by Part III (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, in connection with the Company's Annual Meeting of Shareholders scheduled to be held November 11, 2006.


Part IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

The following documents are filed as a part of this report:

1. Consolidated Financial Statements of Williams Industries, Incorporated and Reports of Independent Registered Public Accounting Firms.

     Report of McGladrey & Pullen, LLP

     Consolidated Balance Sheets as of July 31, 2006 and 2005.

     Consolidated Statements of Operations
       for the Years Ended July 31, 2006, 2005, and 2004.

     Consolidated Statements of Stockholders' Equity for the Years Ended July 31, 2006, 2005, and 2004.

     Consolidated Statements of Cash Flows
       for the Years Ended July 31, 2006, 2005, and 2004.

     Notes to Consolidated Financial Statements for the Years Ended July 31, 2006, 2005, and 2004.

     Schedule II - Valuation and Qualifying Accounts for the Years Ended July 31, 2006, 2005, and 2004 of Williams Industries, Incorporated.

(All included in this report in response to Item 8.)


2.  (a) Schedules to be Filed by Amendment to this Report

          NONE

    (b) Exhibits:

        Exhibit 3       Articles of Incorporation and By-Laws
                        Articles of Incorporation: incorporated by reference to Exhibit 3(a) of the Company's 10-K for the fiscal year ended July 31, 1989.
                        By-Laws: incorporated by reference to Exhibit 3 of the Company's 8-K filed September 4, 1998.
        Exhibit 14      Code of Ethics
        Exhibit 21      Subsidiaries of the Company (see below)
        Exhibit 23.1 Consent of Independent Registered Public Accounting Firm for McGladrey and Pullen, LLP
        Exhibit 31.1    Section 302 Certification for Christ H. Manos
        Exhibit 31.2    Section 302 Certification for Frank E. Williams, III
        Exhibit 32.1    Section 906 Certification for Christ H. Manos
        Exhibit 32.2    Section 906 Certification for Frank E. Williams, III

    (c)  Reports on Form 8K

         (1) August 4, 2006
             Item 8.01. Announcing the satisfaction of the remaining condition for extension of its Forbearance Agreement with United Bank through December 31, 2006.






                    WILLIAMS INDUSTRIES, INCORPORATED


                            Table of Contents



Report of Independent Registered Public
     Accounting Firm                                           27

CONSOLIDATED FINANCIAL STATEMENTS FOR
     THE YEARS ENDED JULY 31, 2006, 2005, AND 2004:

     Consolidated Balance Sheets as of
     July 31, 2006 and 2005                                    28

     Consolidated Statements of Operations for the
     Years Ended July 31, 2006, 2005, and 2004                 30

     Consolidated Statements of Stockholders'
     Equity for the Years Ended
     July 31, 2006, 2005, and 2004                             31

     Consolidated Statements of Cash Flows for
     the Years Ended July 31, 2006, 2005, and 2004             32

     Notes to Consolidated Financial Statements                33

Schedule II - Valuation and Qualifying Accounts                53

Signatures and Certifications                                  54

Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders
Williams Industries, Incorporated
Manassas, Virginia

We have audited the accompanying consolidated balance sheets of Williams Industries, Incorporated as of July 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 2006. Our audits also included the financial statement schedule listed in the index as item
15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Williams Industries, Incorporated as of July 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended July 31, 2006, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the years ended July 31, 2006, 2005 and 2004, when considered in relation to the basic consolidated financial statements, taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 10 of the consolidated financial statements, the Company adopted Financial Accounting Standard No. 123 (R) effective August 1, 2005.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the financial statements, the Company has suffered recurring losses from operations. The Company has entered into a Forbearance Agreement with one of its primary lenders, which has accelerated certain debt. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note
18. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ McGladrey & Pullen, LLP

Alexandria, Virginia
October 12, 2006




                  WILLIAMS INDUSTRIES, INCORPORATED
                     CONSOLIDATED BALANCE SHEETS
                   AS OF JULY  31, 2006 AND 2005
($000 Omitted)
                                  ASSETS
                              --------------
                                               2006        2005
                                             --------    --------
CURRENT ASSETS
Cash and cash equivalents                     $  752      $  764
Restricted Cash                                  200          -
Accounts receivable, (net of allowances
     for doubtful accounts of $2,061
     in 2006 and $1,976 in 2005):
  Contracts
     Open accounts                            12,344      11,623
     Retainage                                   236         424
  Trade                                        1,582       1,378
  Other                                        1,061       1,007
                                             --------    --------
            Total accounts receivable - net   15,223      14,432
                                             --------    --------
Inventory                                      2,674       5,251
Costs and estimated earnings in excess
     of billings on uncompleted contracts      1,091       1,517
Prepaid expenses                               1,307       1,834
                                             --------    --------
            Total current assets              21,247      23,798
                                             --------    --------
PROPERTY AND EQUIPMENT, AT COST               23,001      25,091
      Accumulated depreciation               (14,333)    (13,486)
                                             --------    --------
            Property and equipment, net        8,668      11,605
                                             --------    --------
OTHER ASSETS
  Other                                          203         133
                                             --------    --------
            Total other assets                   203         133
                                             --------    --------
TOTAL ASSETS                                 $30,118     $35,536
                                             ========    ========

            See Notes To Consolidated Financial Statements.


                 WILLIAMS INDUSTRIES, INCORPORATED
                    CONSOLIDATED BALANCE SHEETS
                   AS OF JULY  31, 2006 AND 2005
($000 Omitted)
               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
                                               2006        2005
                                             --------    --------
CURRENT LIABILITIES
Current portion of notes payable
       Unaffiliated third parties            $ 4,854     $ 7,725
       Related parties                            21       2,035
Accounts payable                               7,037       8,388
Accrued compensation and related liabilities     612         595
Billings in excess of costs and estimated
       earnings on uncompleted contracts       2,779       6,343
Financing obligations resulting
        from sale-leaseback transactions         599         -
Other accrued expenses                         1,442       1,881
Income taxes payable                               4           7
                                             --------    --------
                   Total current liabilities  17,348      26,974

LONG-TERM DEBT
Notes payable, less current portion
       Unaffiliated third parties                802       3,512
       Related parties                         3,072         -

Financing obligations resulting from
        sale-leaseback transactions            3,732         -
                                             --------    --------
                 Total liabilities            24,954      30,486
                                             --------    --------
MINORITY INTERESTS                               177         172
                                             --------    --------
COMMITMENTS AND CONTINGENCIES  (Note 13)         -           -

STOCKHOLDERS' EQUITY
Common stock - $0.10 par value,
     10,000,000 shares authorized;
     3,654,100 and 3,649,535 shares
     issued and outstanding                      365         365
Additional paid-in capital                    16,610      16,594
Accumulated deficit                          (11,988)    (12,081)
                                             --------    --------
     Total stockholders' equity                4,987       4,878
                                             --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $30,118     $35,536
                                             ========    ========

         See Notes To Consolidated Financial Statements.

                 WILLIAMS INDUSTRIES, INCORPORATED
              CONSOLIDATED STATEMENTS OF OPERATIONS
             YEARS ENDED JULY 31, 2006, 2005 and 2004
($000 omitted except earnings per share)
                                  2006        2005        2004
                                --------    --------    --------
REVENUE:
     Construction               $13,687     $18,783     $20,776
     Manufacturing               27,810      29,498      32,884
     Other revenue                  621         291         224
                                --------    --------    --------
          Total revenue          42,118      48,572      53,884
                                --------    --------    --------
DIRECT COSTS:
     Construction                 9,580      13,805      15,298
     Manufacturing               19,462      27,305      22,596
                                --------    --------    --------
          Total direct costs     29,042      41,110      37,894
                                --------    --------    --------
GROSS PROFIT                     13,076       7,462      15,990
                                --------    --------    --------
GAIN ON LAND SALES                  969         221         -
                                --------    --------    --------
EXPENSES:
     Overhead                     4,826       6,547       7,253
     General and administrative   6,554       7,293       7,301
     Depreciation
       and amortization           1,586       2,074       1,988
     Interest                       951         860         666
                                --------    --------    --------
          Total expenses         13,917      16,774      17,208
                                --------    --------    --------
INCOME (LOSS) BEFORE INCOME
  TAXES, MINORITY INTERESTS
  AND EXTRAORDINARY ITEM            128      (9,091)     (1,218)

INCOME TAX PROVISION (BENEFIT)      -         3,089        (461)
                                --------    --------    --------
INCOME (LOSS) BEFORE MINORITY
  INTERESTS AND EXTRAORDINARY ITEM  128     (12,180)       (757)

            Minority Interest       (35)        (22)        (23)
                                --------    --------    --------
INCOME (LOSS)
  BEFORE EXTRAORDINARY ITEM          93     (12,202)       (780)

EXTRAORDINARY ITEM
  Gain on extinguishment of debt     -          828          -
                                --------    --------    --------
NET INCOME (LOSS)                $   93    $(11,374)     $ (780)
                                ========    ========    ========
INCOME (LOSS) PER COMMON SHARE:
  Basic
    Continuing Operations        $ 0.03      $(3.35)     $(0.22)
    Extraordinary Item              -          0.23         -
                                --------    --------    --------
    INCOME (LOSS)
      PER COMMON SHARE-BASIC     $ 0.03      $(3.12)     $(0.22)
                                ========    ========    ========
  Diluted
    Continuing Operations        $ 0.03      $(3.35)     $(0.22)
    Extraordinary Item              -          0.23         -
                                --------    --------    --------
    INCOME (LOSS)
     PER COMMON SHARE-DILUTED    $ 0.03      $(3.12)     $(0.22)
                                ========    ========    ========

            See Notes To Consolidated Financial Statements.

                  WILLIAMS INDUSTRIES, INCORPORATED
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              YEARS ENDED JULY 31, 2006, 2005 and 2004
(000 0mitted)
                                           Additional  Accumulated
                            Number   Common  Paid-In    Earnings
                          of Shares   Stock  Capital   (Deficit)   Total
                         -------------------------------------------------
BALANCE, AUGUST 1, 2003      3,587    $ 359   $16,390    $   73   $16,822
 Issuance of stock              47        4       147        -        151
 Net loss for the year *       -         -       -         (780)     (780)
                         -------------------------------------------------
BALANCE, JULY 31, 2004       3,634      363    16,537      (707)   16,193
 Issuance of stock              16        2        57        -         59
 Net loss for the year *       -         -       -      (11,374)  (11,374)
                         -------------------------------------------------
BALANCE, JULY 31, 2005       3,650      365    16,594   (12,081)    4,878
 Issuance of stock               4       -         16       -         16
 Net income for the year *                                   93        93
                         -------------------------------------------------
BALANCE, JULY 31, 2006       3,654     $365   $16,610  $(11,988)   $4,987
                         =================================================
* There were no items of other comprehensive income during the year.


            See Notes To Consolidated Financial Statements.

                       WILLIAMS INDUSTRIES, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JULY 31, 2006, 2005 AND 2004
($000 Omitted)
                                              2006       2005       2004
                                            --------   --------   --------
CASH FLOWS
FROM OPERATING ACTIVITIES:
  Net income (loss)                         $    93   $(11,374)   $  (780)
  Adjustments to reconcile net income
     (loss) to net cash (used in)
     provided by operating activities:
   Depreciation and amortization              1,586      2,074      1,988
   Increase (decrease)
     in allowance for doubtful accounts          85        772       (324)
   (Gain) loss on disposal of property,
     plant and equipment                     (1,038)       (77)         1
   Decrease (increase)
     in deferred income tax assets              -        3,089       (465)
   Minority interest in earnings                 35         22         23
   Gain on extinguishment of debt               -         (828)       -
  Changes in assets and liabilities:
   (Increase) decrease
     in open contracts receivable              (941)     2,182     (1,181)
   Decrease (increase)
     in contract retainage                      188        109        (23)
   (Increase) decrease in trade receivables     (69)       296        528
   Increase in other receivables                (54)      (333)       (72)
   Decrease (increase) in inventory           2,577       (118)    (1,712)
   Decrease (increase) in costs and
     estimated earnings in excess of
     billings on uncompleted contracts          426       (356)     1,978
   (Decrease) increase in billings in
     excess of costs and estimated
     earnings on uncompleted contracts       (3,564)     2,710       (954)
   Decrease (increase) in prepaid expenses      527       (421)       354
   (Increase) decrease in other assets          (70)       286        181
   (Decrease) increase in accounts payable   (1,351)       289      2,689
   Increase (decrease) in accrued
     compensation and related liabilities        17       (202)       (84)
   (Decrease) increase
     in other accrued expenses                 (430)       102       (956)
   (Decrease) increase
     in income taxes payable                     (3)         1          6
                                            --------   --------   --------
NET CASH (USED IN)
     PROVIDED BY OPERATING ACTIVITIES        (1,986)    (1,777)     1,197
                                            --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property,
     plant and equipment                       (506)    (2,712)    (3,023)
   Decrease (increase) in restricted cash      (200)     1,003       (952)
   Proceeds from sale of property,
     plant and equipment                      2,895        225          1
   Maturities of certificates of deposit        -          -          417
                                            --------   --------   --------
NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES                     2,189     (1,484)    (3,557)
                                            --------   --------   --------
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                   4,534      7,674      4,187
   Repayments of notes payable               (9,057)    (5,021)    (2,628)
   Increase in sale-leaseback transaction     4,322        -          -
   Issuance of common stock                      16         59        151
   Minority interest dividends                  (30)       (30)       (30)
NET CASH (USED IN)
     PROVIDED BY FINANCING ACTIVITIES          (215)     2,682      1,680
                                            --------   --------   --------
NET DECREASE IN CASH AND CASH EQUIVALENTS       (12)      (579)      (680)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR    764      1,343      2,023
                                            --------   --------   --------
CASH AND CASH EQUIVALENTS, END OF YEAR       $  752     $  764     $1,343
                                            ========   ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (SEE NOTE 14)

            See Notes To Consolidated Financial Statements.


                   WILLIAMS INDUSTRIES, INCORPORATED

                          NOTES TO CONSOLIDATED
                          FINANCIAL STATEMENTS
                               YEARS ENDED
                      JULY 31, 2006, 2005 AND 2004

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

    Impairment of Long-Lived Assets - In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company evaluates the potential impairment of long-lived assets based on projections of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying value amount of an asset may not be fully recoverable. Management believes no material impairment of its assets exists at July 31, 2006.

     Income (Loss) Per Common Share - "Income (Loss) Per Common Share-Basic" is based on the weighted average number of shares outstanding during the year. "Income (Loss) Per Common Share-Diluted" is based on the shares outstanding and the weighted average of common stock equivalents outstanding, which consisted of stock options for the years ended July 31, 2006, 2005 and 2004, respectively. For the years ended July 31, 2006, 2005 and 2004, Income (loss) per common share-diluted does not include common stock equivalents since the effect of stock equivalents issued would be anti-dilutive.

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

     Inventories - Materials inventory consists of structural steel, steel plates, and galvanized steel coils, which the Company classifies as material not in production. Costs of materials inventory is accounted for using either the specific identification method or average cost.

     Accounts Receivable - The majority of the Company's work is performed on a contract basis. Generally, the terms of the contracts require monthly billings for work completed, on which the Company performs. The Company may also perform extra work above the contract terms. The Company will invoice for this work as the work is completed. In the manufacturing segment, in many instances, the segment's companies will invoice for work as soon as it is completed, especially where the work is being completed for state governments that allow such accelerated billings. Interest is not billed on past due balances.

     Allowance for Doubtful Accounts - Allowances for uncollectible accounts and notes receivable are provided on the basis of specific identification. Management reviews accounts and notes receivable on a current basis and provides allowances based on the overall value of change orders and extras, disputes over change orders and extras, and when collections are in doubt. Receivables are considered past due if the outstanding invoice is more than 45 days old. A receivable is written off when it is deemed uncollectible. Recoveries of previously written off receivables are recognized when cash is received.

     Income Taxes - Williams Industries, Inc. and its subsidiaries file
consolidated federal income tax returns.   The income tax provision (benefit)
has been computed under the requirements of Statement of Financial Accounting
Standards (SFAS) No. 109, "Accounting for Income Taxes".   Under SFAS No. 109,
deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company includes a valuation allowance as part of this calculation against any gross deferred tax assets when it is more likely than not that the asset or a portion of the asset cannot be realized in the future.

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

     Restricted Cash - Under the terms of the forbearance agreement with United Bank, the Company is required to maintain a cash account for the sole purpose of paying interest due on it notes payable with the bank. Payments are withdrawn by the bank on a monthly basis.

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

     Stock-Based Compensation - At July 31, 2006, the Company had two stock-based compensation plans, which are described more fully in Note 10. The Company applied Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", which replaced SFAS No. 123 "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" to account for its stock option plans. The standard requires public companies to treat stock options and all other forms of share-based payments to employees as compensation costs in the Consolidated Statements of Operations; however, the approach is similar to the guidance set forth in SFAS No. 123. The adoption of SFAS No. 123 (R) had no impact on the Company's consolidated financial statements for the year ended July 31, 2006, since there were no grants during the year and all prior grants were fully vested at that date, and at August 1, 2005, the date the statement was first applied. The Company generally grants options for common stock at an option price equal to the fair market value of the stock on the date of grant. The Company's stock option plans are more fully described in
Note 10.

     No stock options were issued during the year ended July 31, 2006.
During the year ended July 31, 2005, the Company issued a total of 30,000 common stock options to its non-employee directors (6,000 shares per director) at a price of $4.10 a share. The Company used the intrinsic method of valuing stock options, and as prescribed by APB No. 25, it did not expense the value of stock options. The following table shows the effect as if compensation cost for all options had been determined based on the fair market value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148 "Accounting for Stock-Based Compensation -
Transition and Disclosure."

(in thousands except loss per share)               2005          2004
                                                ----------    ----------
AS REPORTED
Net Income (Loss) (in thousands)                 $(11,374)        $(780)

Net Income (Loss) Per Common
  Share Basic and Diluted                          $(3.12)       $(0.22)

Stock-based compensation (in thousands)               (43)          -

PRO-FORMA
Net Income (Loss) (in thousands)                 $(11,417)        $(780)

Net Income (Loss) Per Common
  Share Basic and Diluted                          $(3.12)       $(0.22)

     Fair Value of Financial Instruments - The carrying amount of notes payable approximates the fair value of the notes based upon interest rates for debt currently available with similar terms and remaining maturities.

     Workers' Compensation Claims - The Company maintains an aggressive safety inspection and training program, designed to provide a safe work place for employees and minimize difficulties for employees, their families and the Company, should an accident occur. The Company has a "conventional" workers' compensation insurance program. Prior to February 2005, the Company had a "loss sensitive" workers' compensation insurance program. Under the "loss sensitive" program the Company accrues workers' compensation insurance expense based on estimates of its costs under the program, and then adjusts these estimates based on claims experience. When claims occur, the Company's safety director works with the insurance companies and the injured employees to minimize the total claim. Company personnel review specific claims history and insurance carrier reserves to adjust reserves for individual claims. Under the "conventional" insurance program, the Company accrues expense based on rates applicable to payroll classifications, which are fixed at the time of the policy issuance.

RECENT ACCOUNTING PRONOUNCEMENTS:

     In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 and cannot yet determine the impact of its adoption until the first quarter of fiscal 2008.

     In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The implementation of this guidance is not expected to have any impact on the Company's consolidated financial statements.

1.    INCOME (LOSS) PER COMMON SHARE

Year-ended July 31,                      2006        2005        2004
                                       --------    --------    --------
  Income (Loss) Per Share - Basic       $0.03      ($3.12)     ($0.22)
  Income (Loss) Per Share - Diluted     $0.03      ($3.12)     ($0.22)

 The following is a reconciliation of the amounts used in calculating
         the basic and diluted loss per share     (in thousands):

Year-ended July 31,                      2006        2005        2004
                                       --------    --------    --------
  Income (Loss) - (numerator)
  Net income (loss) - basic               $93     $(11,374)      $(780)
                                       --------    --------    --------
Shares - (denominator)
  Weighted average shares
    outstanding - basic                 3,652        3,643       3,612
  Effect of dilutive securities:
    Options                               -            -           -
                                       --------    --------    --------
                                        3,652        3,643       3,612
                                       ========    ========    ========

     The Company calculates income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share". Income (loss) per share was as follows:


2.    CONTRACT CLAIMS

     There was one contract claim receivable for $600,000 and $650,000 at July 31, 2006 and 2005, respectively, which is included in "Account receivable - Other". The claim represents the amount to be paid the Company by its customer upon final settlement of all change orders and claims by the customer with the owner of the project. The Company believes the claim will be collected during the fiscal year ending July 31, 2007. The claim, if it were not paid, would be offset by accounts payable to the customer of approximately $400,000.


3.    RELATED-PARTY TRANSACTIONS

    Mr. Frank E. Williams, Jr., who owns or controls approximately 47% of the Company's stock at July 31, 2006, and is a director of the Company, also owns controlling interests in the outstanding stock of Williams Enterprises of Georgia, Inc., and Structural Concrete Products, LLC. Additionally, Mr. Williams, Jr. owns a substantial interest in Bosworth Steel Erectors, Inc. Revenue earned and costs incurred with these entities during the three years ended July 31, 2006, 2005 and 2004 are reflected below. In addition, amounts receivable and payable to these entities at July 31, 2006 and 2005 are reflected below.

(in thousands)                           2006        2005        2004
                                       --------    --------    --------
Revenues                                  $680      $1,158        $400
Billings to entities                      $864      $1,099        $380
Costs and expenses incurred from          $461        $319        $675

                                                       Balance July 31,
                                                     2006        2005
                                                   --------    --------
Accounts receivable                                   $843        $663
Notes payable                                          $21        $667
Accounts payable                                      $538        $400
Billings in excess of costs and estimated
  earnings on uncompleted contracts                    $69         $82
Accrued interest payable                                $2        $106

     In the year ended July 31, 2005, the Company borrowed $665,000 from Mr. Williams, Jr. to cover short-term cash requirements. The notes were paid during fiscal 2006.

    During the year ended July 31, 2006, the Company sold its Richmond, Virginia property to Mr. Williams, Jr. and leased it back on a long-term basis, with an option to buy it back for the same price for which it was sold (Note 6).

     The Company is obligated to the Williams Family Limited Partnership
(WFLP) under a lease agreement for real property, located in Manassas, Virginia. The Company currently incurs annual lease expense of approximately $43,000. WFLP is controlled by individuals who own, directly or indirectly, approximately 50% of the Company's stock. The lease, which had an original term of five years and an extension option for five years, commenced February 15, 2000. The original term was extended, by agreement, one year to February 2006, and subsequently, on July 31, 2006, the agreement was modified as follows: (i) the Agreement was extended through February 2010, (ii) unpaid rent aggregating approximately $200,000 was deferred until September 30, 2007, (iii) Rent payments due after August 1, 2006 (approximately $4,000 per month), if delinquent, will be subject to a 5% penalty on the payment amount and will accrue interest at prime plus 3%; (iv) the option to purchase the property which the Company had under the original lease was terminated and replaced with an equity sharing formula which in the event of the sale of the property would yield payment to the Company of 75% of the gain on the ten acres previously subject to the option; and (v) in the event of a sale, Williams Bridge shall have the option to continue its lease of the portion of the property which has been cleared (approximately 2 acres) for the duration of the lease term.

(in thousands)                           2006        2005        2004
                                       --------    --------    --------
Lease expense                              $43         $34         $78
Interest expense                          $157         $26         $13

                    Balance July 31,
                                                     2006        2005
                                                   --------    --------
Notes payable                                       $3,072      $1,381
Accounts payable                                    $  192      $  149
Accrued interest payable                            $  -        $   18

     During the year ended July 31, 2006, the Company borrowed $1,861,000 from the WFLP and repaid $580,000. Lease and interest expense for the three years ended July 31, 2006, 2005 and 2004 is reflected below. Additionally, Notes payable and Accounts payable, representing lease payments, and Accrued interest payable at July 31, 2006 and 2005 are reflected below.

     Subsequent to the year ended July 31, 2006, the Company borrowed $150,000 from the WFLP, payable on demand with interest at the prime rate.

     During the year ended July 31, 2006, in order to resolve loan and lease defaults, the Company sold seven previously owned or leased cranes to FlexLease, LLC, an entity owned by Director Frank E. Williams, Jr., his son
H. Arthur Williams, President of Williams Steel Erection Company, Inc. and General Counsel Daniel K. Maller, also a Vice President of Williams Bridge Company. Subsequent to July 31, 2006, one additional crane was sold to FlexLease. These transactions, which were approved by the Company's independent directors on better terms than available from other lenders and lessors, include buy-back provisions, which will allow the Company to pursue alternate financing.. These cranes support the construction activities of the Company. The Company entered into short term lease agreements on five cranes, one of which was subsequently sold to a non-affiliated third party during the year, and a financing agreement on two cranes. Lease expense for the three years ended July 31, 2006, 2005 and 2004 is reflected below. Additionally, Notes payable and Accounts payable, representing lease payments at July 31, 2006 and 2005 are reflected below.
                                         2006        2005        2004
                                       --------    --------    --------
Lease Expense                             $115        $ -         $ -

                                                     Balance July 31,
                                                     2006        2005
                                                   --------    --------
Note payable                                        $1,109        $ -
Accounts Payable                                    $   51

     Directors Frank E. Williams, Jr. and Stephen N. Ashman are shareholders and directors of a commercial bank from which the Company obtained a $240,000 note payable on December 23, 2002. The note is payable in sixty equal monthly payments of principal of $4,000 plus interest at the current Prime Rate plus ..75%, which was 9.0% at July 31, 2006. Interest expense for the years ended July 31, 2006, 2005 and 2004 is reflected below. The balance outstanding at July 31, 2006 and 2005, which is reflected below, is included in Note 6,
Unsecured: Installment obligations.
                                         2006        2005        2004
                                       --------    --------    --------
Interest expense                          $ 8         $11         $12

                                                     Balance July 31,
                                                     2006        2005
                                                   --------    --------
Note payable                                          $ 72        $116

     During the year ended July 31, 2002, the Company entered into an agreement with Alabama Structural Products (ASP), Inc., a company controlled by Frank E. Williams, Jr., a Director of the Company, to lease a 21,000 square foot building in Gadsden, Alabama for the expansion of S.I.P. The lease payment is $2,500 per month. Additionally, the Company had a labor reimbursement agreement with ASP to provide labor to operate the Gadsden plant. The labor agreement was terminated during the year ended July 31, 2005.


Directors

     At July 31, 2006, the Company owed the non-employee members of the Board of Directors $90,000 for director and consulting fees. $60,000 is included in Current portion of notes payable and $30,000 is included in Accounts Payable on the Consolidated Balance Sheets. At July 31, 2005, the Company owed the non-employee members of the Board of Directors $72,000 for director and consulting fees. Subsequent to July 31, 2006, the notes payable were paid in full including accrued interest at the date of the payment.


4.    CONTRACTS IN PROCESS

     Comparative information with respect to contracts in process consisted of the following at July 31(in thousands):
                                                     2006        2005
                                                   --------    --------
Costs incurred on uncompleted contracts           $ 34,464    $ 34,880
Estimated earnings                                   8,579       5,493
                                                   --------    --------
                                                    43,043      40,373
Less: Billings to date, including outstanding
  claim receivable of $600,000 in 2006 and
  $650,000 in 2005                                 (44,731)    (45,199)
                                                   --------    --------
                                                  $ (1,688)   $ (4,826)
                                                   ========    ========
Included in the accompanying balance sheet under the following captions:

Costs and estimated earnings in excess
    of billings on uncompleted contracts          $  1,091    $  1,517
Billings in excess of costs and estimated
    earnings on uncompleted contracts               (2,779)     (6,343)
                                                   --------    --------
                                                  $ (1,688)   $ (4,826)
                                                   ========    ========

     Billings are based on specific contract terms that are negotiated on an individual contract basis and may provide for billings on a unit price, percentage-of-completion or milestone basis.


5.    PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at July 31
(in thousands):

                                                     2006        2005
                                                   --------    --------
Land and buildings                                 $ 6,016     $ 6,088
Automotive equipment                                 1,902       1,863
Cranes and heavy equipment                          13,337      14,790
Tools and equipment                                    491         491
Office furniture and fixtures                          217         221
Leased property under capital leases                   -           600
Leasehold improvements                               1,038       1,038
                                                   --------    --------
                                                   $23,001     $25,091
Less accumulated depreciation                      (14,333)    (13,486)
                                                   --------    --------
Property and equipment, net                        $ 8,668     $11,605
                                                   ========    ========

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

    The land and building in this transaction are included in property and equipment as follows:

                                      Balance
(In thousands)                    July 31, 2006
                                  -------------
Land                                  $  357
Building & improvements                2,190
                                      -------
 Total property at cost                2,547
Less: Accumulated depreciation        (1,490)
                                      -------
  Property, net                       $1,057
                                      =======

     Depreciation on the building will continue to be charged to operations until a sale has been recognized.

     Future minimum payments required under the leaseback, as of July 31, 2006, are due as follows:

For the year ending July 31,
            2007            $ 228
            2008              228
            2009              228
            2010              228
            2011              171
                           -------
            Total          $1,083
                           =======
     Interest expense relating to this financing agreement was $195,000 for the year ended July 31, 2006.

     During the year ended July 31, 2006, in order to resolve loan and lease defaults, the Company sold seven previously owned or leased cranes to FlexLease, LLC, an entity owned by Director Frank E. Williams, Jr., his son
H. Arthur Williams, President of Williams Steel Erection Company, Inc. and General Counsel Daniel K. Maller, also a Vice President of Williams Bridge Company. Subsequent to year-end, one additional crane was sold to FlexLease. These transactions, which were approved by the Company's independent Directors, included buy-back provisions, which will allow the Company to pursue alternate financing for these cranes. These cranes support the construction activities of the Company. The Company entered into short term lease agreements on five cranes (one of which was sold during the year) and a financing agreement on two cranes.

      FlexLease acquired four cranes, two of which were leased by the Company, for aggregate consideration of $950,000. The cranes were leased back to the company for approximately $7,000 per month, subject to the Company's right to buy each crane for the amount paid by FlexLease plus a fee of 1%-2% depending on when such right is exercised. Three cranes were expected to remain in company operations. The fourth was sold to an unaffiliated third party. FlexLease acquired three additional Company cranes including one of which was leased, for approximately $1.4 million. The Company will lease back the two owned cranes for approximately $11,000 per month for the next nine months and $28,000 per month for five years subject to the Company's right to buy the cranes for the amount paid plus a fee of 1-3% depending on when such right is exercised. The crane that was previously leased was leased back to the Company for approximately $3,000 per month for six months, subject to the right to buy the crane for the amount paid by FlexLease plus a 1% fee. The deferred gains on the transactions with FlexLease are shown as "Financing obligations resulting from sale-leaseback transactions" under Current and Long Term Liabilities on the Condensed Consolidated Balance Sheet.

     The Company cranes, in these transactions, are included in property and equipment as follows:
                    Balance
Balance
(In thousands)                    July 31, 2006
                                  -------------
Cranes & Heavy Equipment              $2,342
Less: Accumulated depreciation        (1,085)
                                      -------
  Property, net                       $1,257
                                      =======
     Depreciation on the previously owned cranes will continue to be charged to operations until a sale has been recognized.



7.  NOTES AND LOANS PAYABLE

     Notes and loans payable consisted of the following at July 31
(in thousands):
                                                     2006        2005
                                                   --------    --------
Collateralized:
Loans payable to United Bank; collateralized by
 all assets not otherwise encumbered; monthly
 payments of interest only at 8.7% fixed;
 due December 31, 2006                              $1,719      $2,095

Total Lines of Credit with United Bank;
 collateralized by all assets not otherwise
 encumbered; with monthly payments of interest
 only at prime plus 1.25% (9.5%) for 2006
 and prime plus .5% (6.75%) for 2005,
 due December 31, 2006                               1,952       2,498

Loan payable to Wachovia; collateralized by
 Richmond real estate and equipment;                   -           834

Obligations under capital leases;
 collateralized by leased property;
 interest at 8.34% for 2005                            -            56

Installment obligations collateralized by
 machinery and equipment or all real estate;
 interest ranging to 11.75% for 2006 and to
 9.5% for 2005; payable in varying monthly
 installments of principal and interest
 through 2010                                        1,203       4,693

Unsecured:
Related party notes; interest from 7% to 9.25%
 for 2006, due September 30, 2006 and 2007;
 and 6.25% to 10% for 2005                           3,153       2,035

Installment obligations with interest ranging from
 6.97% to 9% for 2006 and ranging from 5.35% to 7%
 for 2005; due in varying monthly installments
 of principal and interest through 2008                722       1,061
                                                   --------    --------
Total Notes Payable                                  8,749      13,272
Notes Payable - Long Term                           (3,874)     (3,512)
                                                   --------    --------
Current Portion                                    $ 4,875     $ 9,760
                                                   ========    ========
     Contractual maturities of the above obligations at July 31, 2006 are as follows:

Year Ending July 31:       Amount
------------------        --------
       2007                $4,875
       2008                 3,523
       2009                   351
       2010                  -
       2011                  -
                          --------
      Total                $8,749
                          ========
     As of July 31, 2006 and 2005, the carrying amounts reported above for long-term notes and loans payable approximate fair value based upon interest rates for debt currently available with similar terms and remaining maturities. Estimated cash requirements for interest on the Company's debt for fiscal 2007 is approximately $650,000.


8.    INCOME TAXES

     As a result of tax losses incurred in years, the Company at July 31, 2006, has tax loss carryforwards amounting to approximately $18 million. These loss carryforwards will expire from 2009 through 2024. Under SFAS No. 109, the Company is required to recognize the value of these tax loss carryforwards if it is more likely than not that they will be realized. The Company untilized $1 million of the tax losses for the year ended July 31, 2006. Due to losses, for federal income tax purposes, the Company did not utilize any of these tax losses for the years ended July 31, 2005 and 2004, respectively. The remaining tax loss carryforwards will expire as follows:

    July 31, 2009         $ 0.2 million
    July 31, 2010           1.8 million
    July 31, 2011           0.1 million
    July 31, 2022           0.8 million
    July 31, 2023           7.8 million
    July 31, 2024           7.3 million
                         ------
    Total                 $18.0 million
                         ======
     The Company had, at July 31, 2006 and 2005, certain other deferred tax assets and liabilities. Because it is not more likely than not that a portion of these deferred assets will be realized, the Company has provided a valuation allowance for the full amount of the net asset.

     The components of the income tax provision (benefit) are as follows for the years ended July 31 (In thousands):
                                         2006        2005        2004
                                       --------    --------    --------
Current provision
  Federal                                $  -        $  -        $  -
  State                                     -            7           6
                                       --------    --------    --------
Total current provision                     -            7           6
                                       --------    --------    --------
Deferred provision (benefit)
  Federal                                   -        2,466        (369)
  State                                     -          616         (98)
                                       --------    --------    --------
Total deferred provision (benefit)          -        3,082        (467)
                                       --------    --------    --------
Total income tax provision (benefit)     $  -       $3,089       $(461)
                                       ========    ========    ========
     The differences between the tax (benefit) provision calculated at the statutory federal income tax rate, and the actual tax (benefit) provision for each year ended July 31 are as follows (in thousands):
                                         2006        2005        2004
                                       --------    --------    --------
Net Income (Loss) Before Income Taxes
   and Minority Interests                $ 128     $(8,265)    $(1,218)
                                       ========    ========    ========
Federal income tax (benefit)
     at statutory rate                   $  44     $(2,809)    $  (417)
State income taxes,
     net of federal benefit                  7        (438)        (65)
Permanent differences                       49          52          57
Change in valuation allowance             (100)      6,284         (36)
                                       --------    --------    --------
                                         $  -       $3,089       $(461)
                                       ========    ========    ========

     The primary components of temporary differences which give rise to the Company's net deferred tax asset are shown in the following table.

     As of July 31,                                  2006        2005
                                                   --------    --------
                                                      (In thousands)
Deferred tax assets:
  Accounts receivable allowance                      $ 810       $ 776
  Net operating loss carry forwards                  7,093       7,486
  Valuation allowance                               (6,981)     (8,141)
                                                   --------    --------
Total deferred tax asset                               922         121
                                                   --------    --------
Deferred tax liability
  Depreciation                                        (922)       (121)
                                                   --------    --------
Total deferred tax liability                          (922)       (121)
                                                   --------    --------
Net Deferred Tax Asset                               $  -        $  -
                                                   ========    ========

9.  DISPOSITION OF ASSETS

     During the year ended July 31, 2006, the Company sold 13 acres of land in Manassas and Bedford Virginia to two unrelated parties. The total sale price was approximately $1 million and the Company recorded gains of $969,000, which is included in "Gain on land sales" in the Consolidated Statement of Operations. During the year ended July 31, 2005, the Company sold 6 acres of land in Bedford, Virginia to the City of Bedford. The sales price was $225,000 and the Company recorded a gain of $221,000, which is included in "Gain on land sales" on the Consolidated Statement of Operations.

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

     The Company may issue options to non-employee directors on an annual basis. The shares issued upon exercise of these director options are issued pursuant to Rule 144 of the 1933 Securities Act.

     Stock options are fully vested, expire five years from the date of the grant and have exercise prices ranging from the quoted market value to 110% of the quoted market value on the date of the grant.

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:
Year ended July 31,                      2006        2005        2004
                                       --------    --------    --------
Dividend yield                           0.00%       0.00%       0.00%
Volatility rate                          0.00%      51.64%       0.00%
Discount rate                            0.00%       1.31%       0.00%
Expected term (years)                    0           5           0

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

 Stock option activity and price information follows:
                                          Weighted
                                          Average        Exercise
                              Number      Exercise      Price Range
                            of Shares      Price         Per Share
                            ---------    --------    ---------------
Balance at August 1, 2003    170,000      $3.58      $2.75 to $5.61
   Granted                       -        $ -
   Exercised                 (31,500)     $3.07
   Forfeited                 (20,500)     $3.88
                            ---------
Balance at July 31, 2004     118,000      $3.58      $2.78 to $5.61
   Granted                    30,000      $4.10
   Exercised                  (2,500)     $3.34
   Forfeited                 (22,500)     $3.45
                            ---------
  Balance at July 31, 2005   123,000      $3.94      $2.78 to $5.61
   Granted                       -        $  -
   Exercised                     -        $  -
   Forfeited                 (33,500)     $3.14
                            ---------
  Balance at July 31, 2006    89,500      $4.24      $3.55 to $5.61
                            =========
     The following table summarizes information about stock options outstanding at July 31, 2006. All options outstanding are exercisable.

                                          Ranges                   Total
--------------------------   -------------------------------     --------
Range of exercise prices      $3.55 to   $4.05 to   $5.05 to     $3.55 to
                                $4.00      $5.00      $5.61        $5.61
--------------------------   -------------------------------     --------
Options outstanding            30,000      40,000     19,500       89,500
Weighted average remaining
  contractual life (years)       1.52        3.49       0.87         2.73
Weighted average
  exercise price                $3.62       $4.20      $5.28        $4.24

    The weighted average share value of the grants in fiscal 2004 was approximately $1.43 per share.

     The intrinsic value of the stock options exercised for the years ended July 31, 2005 and 2004 was $1,000 and $34,000 respectively. Cash received from options exercised for those years was approximately $8,000 and $97,000, respectively. There was no additional tax benefit realized by the Company for the exercise of these options. There was no unrecognized compensation expense for the respective years since all stock options were fully vested at the time of issuance.


11.  SEGMENT INFORMATION

    The Company and its subsidiaries operate principally in two segments: construction and manufacturing. Operations in the construction segment include steel, precast concrete and miscellaneous metals erection and installation, rigging and crane rental. Operations in the manufacturing segment include fabrication of welded steel plate girders, rolled steel beams, metal bridge decking and light structural and other metal products.

     Information about the Company's operations in its different segments for the years ended July 31, is as follows (in thousands):
                                         2006        2005        2004
                                       --------    --------    --------
Revenue:
  Construction                         $15,485     $21,893     $23,824
  Manufacturing                         28,908      34,282      33,079
  Other revenue                            621         291         224
                                       --------    --------    --------
                                        45,014      56,466      57,127
Inter-company/segment revenue:
  Construction                          (1,798)     (3,110)     (3,048)
  Manufacturing                         (1,098)     (4,784)       (195)
                                       --------    --------    --------
Total revenue                          $42,118     $48,572     $53,884
                                       ========    ========    ========
Operating income (loss):
  Construction                          $ (368)     $ (366)     $   (6)
  Manufacturing                          1,186      (7,148)       (484)
Consolidated operating income (loss)       818      (7,514)       (490)
Gain on land sale                          969         221          -
General corporate (loss), net             (708)       (110)        (62)
Interest Expense                          (951)       (860)       (666)
Income tax (provision) benefit              -       (3,089)        461
Minority interests                         (35)        (22)        (23)
                                       --------    --------    --------
Corporate income (loss)                  $  93    $(11,374)    $  (780)
                                       ========    ========    ========
Assets:
  Construction                         $12,491     $15,805
  Manufacturing                         14,841      16,870
  General corporate                      2,786       2,861
                                       --------    --------
Total assets                           $30,118     $35,536
                                       ========    ========
Accounts receivable
  Construction                          $8,042      $9,199
  Manufacturing                          6,880       4,864
  General corporate                        301         369
                                       --------    --------
Total accounts receivable              $15,223     $14,432
                                       ========    ========
Capital expenditures:
  Construction                            $375      $2,400
  Manufacturing                            131         312
  General corporate                        -           -
                                       --------    --------
Total capital expenditures                $506      $2,712
                                       --------    --------
Depreciation and Amortization:
  Construction                           $ 661       $ 981
  Manufacturing                            795         920
  General corporate                        130         173
                                       --------    --------
Total depreciation and amortization     $1,586      $2,074
                                       ========    ========

     The Company utilizes revenues, operating earnings and assets employed as measures in assessing segment performance and deciding how to allocate resources.

    Other revenue is revenue not related to the operations of the Company including scrap revenue, lease income from property rental and the gain on the sale of assets. Included in other revenue for the year ended July 31, 2006 is approximately $300,000 related to the relocation of Company property that was located on additional land required by the State of Virginia for the construction of a road through the Company property in Manassas.

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

     The majority of revenues have historically been derived from projects on which the Company is a subcontractor of a material supplier, other contractor or subcontractor. Where the Company acts as a subcontractor, it is invited to bid by the firm seeking construction services or materials; therefore, continuing favorable business relations with those firms that frequently bid on and obtain contracts requiring such services or materials are important to the Company. Over a period of years, the Company has established such relationships with a number of companies. During the year ended July 31, 2006, there was one customer who accounted for 21% of consolidated revenues. During the year ended July 31, 2005, there were two customers that accounted for 17% and 33% of consolidated revenues. During the year ended July 31, 2004 there was one customer that accounted for 16% of consolidated revenues.

     The accounts receivable from the construction segment at July 31, 2006, 2005, and 2004 were due from 176, 222 and 216 unrelated customers, of which 5, 8 and 9 customers accounted for $5,661,000, $5,831,000 and $6,178,000, respectively. The amounts due from these customers are expected to be collected in the normal course of business.

     The accounts receivable from the manufacturing segment at July 31, 2006, 2005, and 2004 were due from 108, 93 and 108 unrelated customers, of which 3, 6 and 7 customers accounted for $4,003,000, $3,580,000 and $4,895,000, respectively. The amounts due from these customers are expected to be collected in the normal course of business.

     The Company does not normally require its customers to provide collateral for outstanding receivable balances.

     The Company's bridge girder subsidiary is dependent upon one supplier of discrete steel plate for its product. The Company maintains good relations with its vendor, generally receiving orders on a timely basis at reasonable cost for this market. If the vendor were unwilling or unable to continue selling steel plates to the Company, the Company would have trouble meeting production deadlines in its contracts, as the other major suppliers of this product have limited excess production available to "new" customers.

12.  EMPLOYEE BENEFIT PLANS

     The Company has a defined contribution retirement savings plan covering substantially all employees. The Plan provides for optional Company contributions as a fixed percentage of salaries. The Company contributes 3% of each eligible employee's salary to the plan. During the years ended July 31, 2006, 2005 and 2004, expenses under the plan amounted to approximately $301,000, $376,000 and $398,000, respectively.

     During the year ended July 31, 2006, the U.S. Department of Labor proposed and the Company recorded a $50,000 penalty for the Plan's late tax filing. Additionally, the Company recorded an expense of $20,000 for lost earnings on late payments to the Plan of employee deferrals. The Company disputes the proposed penalty and is negotiating to reduce it.

     The Company, through its subsidiary Williams Steel Erection Company, Inc., has a retirement plan where contributions are made for prevailing wage work performed under a public contract subject to the Davis-Bacon Act or to any other federal, state or municipal prevailing wage law. During the years ended July 31, 2006, 2005 and 2004, expenses under the plan amounted to approximately $324,000, $433,000 and $641,000, respectively.


13. EXTRAORDINARY ITEM

     During the year ended July 31, 2005, the Company obtained a legal memorandum from outside counsel that confirmed that the statute of limitations had expired relative to a certain debt instrument originally executed in 1989. This instrument was not specifically included in the Company's debt restructuring/extinguishments with the lender, which included forgiveness of a significant portion of debt and concluded in 1997. Because of uncertainty relating to this debt in particular and a change in the law concerning the applicable limitations period, and the potentially adverse consequences of seeking clarification from the lender, the Company, in 1997, deferred recognition of forgiveness of this debt. When the Company received confirmation during the year ended July 31, 2005, that the statute of limitations had expired with respect to the instrument, and the debt was legally not collectible by the lender, in accordance with SFAS 140, paragraph 16b, the liability was de-recognized and the gain was recorded.


14.  COMMITMENTS AND CONTINGENCIES

Leases

     The Company leases certain property, plant and equipment under operating lease arrangements, including leases with a related party discussed in Note 3, that expire at various dates though 2010. Lease expenses approximated $870,000, $1,024,000 and $1,761,000 for the years ended July 31, 2006, 2005, and 2004, respectively. Future minimum lease commitments required under non-cancelable leases are as follows (in thousands), including approximately $25,000 of related party lease commitments due in 2006:

Years ending July 31:      Amount
--------------------      --------
       2007                 $414
       2008                  356
       2009                  262
       2010                  253
       2011                   38
                          -------
       Total              $1,323
                          =======
     In addition to the specific defaults listed in Note 17, the Company, in its construction segment, is in arrears on its payments under substantially all of its leases, although, except as disclosed specifically, the lessors have not taken action to terminate the subject leases.

Insurance

     Prior to February 1, 2005, the Company had a "loss sensitive" workers' compensation insurance program. Under the "loss sensitive" program that were in place for the past several years, the Company accrues workers' compensation insurance expense based on estimates of its costs under the programs, and then adjusts these estimates based on claims experience. Due to unexpected losses on certain claims, the Company estimated additional liabilities due under the "loss sensitive" programs of approximately $275,000 during fiscal 2006, and $1.5 million during fiscal 2005.

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

15.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year ended July 31,

(In thousands)    2006        2005        2004
                --------    --------    --------
Income Taxes     $  -          $  6        $ 20

Interest         $1,102        $811        $655


16.     REDEMPTION OF STOCK

     In January 2001, the Company's Board of Directors authorized the Company to repurchase 175,000 shares of its own stock. There were no repurchases of stock during the years ended July 31, 2006 and 2005. As of July 31, 2006, the Company had repurchased 49,522 shares for $210,000. The Company has reissued 19,925 shares of this stock for the redemption of stock options and the issuance of stock under the Company's Employees' Stock Purchase Plan.


17.    Quarterly Financial Data - unaudited

     Selected quarterly financial information for the years ended July 31, 2006 and 2005 is presented below (in thousands except for per share data).
                                   Quarter ended
                 ---------------------------------------------   Year ended
                 October 31, January 31,  April 30,   July 31,    July 31,
                    2005        2006        2006        2006        2006
                 ----------  ----------  ----------  ----------  ----------
Revenues           $12,104     $11,149     $10,765      $8,099     $42,117

Gross Profit         3,085       3,706       3,649      $2,635     $13,075

Net (Loss) Income  $  (250)    $   268     $    62      $   13     $    93

(Loss) Income
  Per Common Share  $(0.07)      $0.07       $0.02       $0.01       $0.03

                                   Quarter ended
                 ---------------------------------------------   Year ended
                 October 31, January 31,  April 30,   July 31,    July 31,
                    2004        2005        2005        2005        2005
                 ----------  ----------  ----------  ----------  ----------
Revenues           $12,530     $12,526     $12,125     $11,391     $48,572

Gross Profit         3,230       2,807       2,868     $(1,443)     $7,462

Net Loss           $  (577)    $(1,359)    $(3,822)    $(5,616)   $(11,374)

Loss
  Per Common Share  $(0.16)     $(0.37)     $(1.05)     $(1.54)     $(3.12)

     During the year ended July 31, 2006, the Company's bridge girder subsidiary negotiated a change to its contract for the I-95/395/495 Springfield Interchange Project in Virginia to supply girders. The original contract for $26 million, which was being performed at a loss, was reduced to $21 million. The Company recognized the projected loss of $1.1 million in its Consolidated Statements of Operations in the year ended July 31, 2005. The adjustment in the contract values reduced manufacturing gross margin by $2.5 million for the quarter ended July 31, 2005. The Company also recorded an adjustment, for the quarter ended July 31, 2005, to its workers' compensation reserves, related to the "loss sensitive" workers' compensation program, which increased expense by approximately $700,000. Under the "loss sensitive" workers' compensation program, on a quarterly basis, management evaluates its workers' compensation reserves on current claims expenditures and reserves established by the insurance carriers.

18.    CONTINUING OPERATIONS AND SUBSEQUENT EVENTS

    Overview:

     The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company's line of credit with United Bank of approximately $2.5 million matured on May 5, 2005. The Company subsequently received a Notice of Loan Defaults dated May 12, 2005. As a result of the Notice, the debts to United Bank, aggregating approximately $5.4 million, were accelerated and remain due and payable in full. The Company entered into a Forbearance Agreement on June 30, 2005, providing for an initial forbearance period through September 30, 2005, when a principal payment of $750,000 was due, and full payment not later than February 28, 2006. On September 30, 2005, the Company entered into a First Amendment to Forbearance Agreement, which modified the Forbearance Agreement to defer a portion of the principal payment and to extend the maturity of the remaining $4.7 million to March 6, 2006. On April 4, 2006, the Company entered into a Second Amendment to Forbearance Agreement providing in pertinent part as follows:

(1) The Company made a payment of $250,000;
(2) The Company remitted $200,000 into a money market account to be drawn against to pay interest;
(3) The term of the Forbearance Agreement was extended through July 31, 2006;
(4) The Williams Family Limited Partnership (WFLP) increased the amount of its pledge of additional collateral by $758,000 in addition to $1 million pledged in the original agreement;
(5) Frank E. Williams, Jr., reaffirmed his personal guarantee of $242,000 of the Company's obligations to United Bank;
(6) The Company made an additional principal payment to the bank of $1 million by July 31, 2006, from the sale of land and extended the term of the Forbearance Agreement through December 31, 2006.

     In addition to the specific defaults listed above, the Company's construction segment is in arrears on its payments under substantially all of its notes payable and leases, although, except as disclosed specifically, the lenders and lessors have not taken action to accelerate the indebtedness, foreclose on collateral or terminate the subject leases. As noted in Notes 3, 6 and 9, the Company has disposed of many of the cranes and equipment subject to these obligations, many of such dispositions to related parties. The Company will attempt to resolve the remaining default issues with non-related lenders and lessors during the year ending July 31, 2007, by sale or refinancing assets or by entering into sale/leasebacks as may be approved by the Company's independent directors.

     Also as noted in Note 6, on September 23, 2005, the Company sold its Richmond, Virginia property for $2,750,000 to the Company's founder and largest shareholder, and concurrently entered into an agreement to lease the property back at $228,000 per year through April 30, 2011, subject to increases related to the variable interest rate in the buyer's financing. In addition, the Company received an option to buy the property back any time during the lease term for the same price for which it was sold. Consideration equal to the full purchase price was received at closing.

Management's plans:

     As noted above, during the past year the Company has sold certain assets and entered into financing arrangements with related parties to raise funds to repay debt and support its operations. However, the Company still faces an overall liquidity crisis and the specific need to repay its $3.7 million United Bank debt by December 31, 2006. In addition to returning the Company to consistent profitable operations, management is pursuing various financing options, including conventional, asset-based, and equity secured financing and exploring its strategic options relative to the sale of individual assets or subsidiaries.

     Substantial doubt exists about the Company's ability to continue as a going concern because of uncertainty about the Company's ability to improve operations and return to normal profitability and that necessary financing may not be available or sufficient funds raised by sale of individual assets or subsidiaries to repay the Bank debt. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


Schedule II - Valuation and Qualifying Accounts
Years Ended July 31, 2006, 2005 and 2004
(in thousands)              --------------------
                                 Additions
                            --------------------
                             Charged     Charged
               Balance at    to Costs    to Other                 Balance
               Beginning       and       Accounts-  Deductions-   at End
Description     of Period   Expenses      Describe    Describe    of Period
               ---------   ---------   ----------   -----------   ----------
July 31, 2006:
 Allowance for
 doubtful accounts  $1,976       -           915 (3)       (2) (1)  $2,061
                                                         (828) (2)
July 31, 2005:
 Allowance for
 doubtful accounts  $1,204       -         1,225 (3)      (21) (1)  $1,976
                                                         (432) (2)
July 31, 2004:
 Allowance for
 doubtful accounts  $1,528       -           583 (3)      (70) (1)  $1,204
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


                    WILLIAMS INDUSTRIES, INCORPORATED


October 17, 2006    By: /s/ Frank E. Williams, III
                        ---------------------------
                        Frank E. Williams, III
                        President and Chairman of the Board
                        Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    WILLIAMS INDUSTRIES, INCORPORATED


October 17, 2006    By: /s/ Frank E. Williams, III
                        ---------------------------
                        Frank E. Williams, III
                        President and Chairman of the Board
                        Chief Financial Officer

October 17, 2006     By: /s/ Christ H. Manos
                         --------------------------
                         Christ H. Manos
                         Treasurer and Controller