Form 10-Q
period 2006-10-31
WILLIAMS INDUSTRIES INC
filed 2006-12-14
CIK 107294

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC 20549

                           FORM 10Q

       Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For Quarter Ended                 October 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.       YES  _X_   NO  ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                         YES  ___   NO  _X_

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
                                         YES  ___   NO  _X_

At January 31, 2006, the Registrant had outstanding 3,653,400 shares of Common Stock.

              WILLIAMS INDUSTRIES, INCORPORATED
                          FORM 10-Q
           FOR THE QUARTER ENDED OCTOBER 31, 2006
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
                                                         PAGE
ITEM 1.  FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets _ October 31,
          2006 and July 31, 2006 (Unaudited)               1

     Condensed Consolidated Statements of Operations _
          Three months ended October 31, 2006 and 2005
         (Unaudited)                                       2

Condensed Consolidated Statements of Cash Flows _
          Three months ended October 31, 2006 and 2005
          (Unaudited)                                      3

     Notes to Condensed Consolidated Financial Statements
          (Unaudited)                                      4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS    13

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISKS                               17

ITEM 4.  CONTROLS AND PROCEDURES                          17

PART II _ OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                19

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS        19

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                  20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS                                 20

ITEM 5.  OTHER INFORMATION                                21

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                 21

CERTIFICATIONS AND SIGNATURES                             22

            WILLIAMS INDUSTRIES, INCORPORATED
          CONDENSED CONSOLIDATED BALANCE SHEETS
      (Unaudited - in thousands except share data)

                         ASSETS
                         ------
                                     October 31,     July 31,
                                        2006          2006
                                     ----------    ----------
CURRENT ASSETS
Cash and cash equivalents             $    804      $    952
Accounts receivable, net                13,551        15,223
Inventory                                1,878         2,674
Costs and estimated earnings
     in excess of billings
     on uncompleted contracts            2,938         1,091
Prepaid and other assets                 1,277         1,307
                                     ----------    ----------
          Total current assets          20,448        21,247
                                     ----------    ----------
PROPERTY AND EQUIPMENT, AT COST         23,269        23,001
     Accumulated depreciation          (14,687)      (14,333)
                                     ----------    ----------
          Property and equipment, net    8,582         8,668
                                     ----------    ----------
OTHER ASSETS                               118           203
                                     ----------    ----------
TOTAL ASSETS                          $ 29,148      $ 30,118
                                     ==========    ==========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
CURRENT LIABILITIES
Current portion of notes payable      $  8,315      $  4,875
Accounts payable                         6,975         7,037
Billings in excess of costs
     and estimated earnings
     on uncompleted contracts            2,226         2,779
Financing obligations resulting from
     sale-leaseback transactions           599           599
Other liabilities                        1,775         2,058
                                     ----------    ----------
          Total current liabilities     19,890        17,348

LONG-TERM LIABILITIES
Notes payable, less current portion        712         3,874
Financing obligations resulting from
     sale-leaseback transactions         3,732         3,732
                                     ----------    ----------
          Total Liabilities             24,334        24,954
                                     ----------    ----------
MINORITY INTERESTS                         188           177
                                     ----------    ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock - 3,657,325 and 3,654,100
     shares issued and outstanding         366           365
Additional paid-in capital              16,616        16,610
Accumulated deficit                    (12,356)      (11,988)
                                     ----------    ----------
     Total stockholders' equity          4,626         4,987
                                     ----------    ----------
TOTAL LIABILITIES
     AND STOCKHOLDERS' EQUITY         $ 29,148      $ 30,118
                                     ==========    ==========
     See Notes To Condensed Consolidated Financial Statements

             WILLIAMS INDUSTRIES, INCORPORATED
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited - in thousands, except share data)
                                         Three Months Ended
                                             October 31,
                                        2006          2005
                                     ----------    ----------
REVENUE
     Construction                     $  3,195      $  3,708
     Manufacturing                       6,708         8,339
     Other                                 115            57
                                     ----------    ----------
         Total revenue                  10,018        12,104
DIRECT COSTS
    Construction                         2,114         2,794
    Manufacturing                        4,777         6,225
                                     ----------    ----------
        Total direct costs               6,891         9,019
                                     ----------    ----------
GROSS PROFIT                             3,127         3,085
                                     ----------    ----------
EXPENSES
     Overhead                            1,132           955
     General and administrative          1,746         1,687
     Depreciation                          379           433
     Interest                              227           254
                                     ----------    ----------
        Total expenses                   3,484         3,329
                                     ----------    ----------
LOSS BEFORE INCOME TAXES
     AND MINORITY INTERESTS               (357)         (244)
INCOME TAX BENEFIT                        -             -
                                     ----------    ----------
LOSS BEFORE MINORITY INTERESTS            (357)         (244)
    Minority interests                     (11)           (6)
                                     ----------    ----------
NET LOSS                               $  (368)      $  (250)
                                     ==========    ==========
LOSS PER COMMON SHARE- BASIC           $ (0.10)      $ (0.07)
                                     ==========    ==========
LOSS PER COMMON SHARE- DILUTED         $ (0.10)      $ (0.07)
                                     ==========    ==========
WEIGHTED AVERAGE
     NUMBER OF SHARES OUTSTANDING:
          BASIC                      3,655,929     3,649,535
          DILUTED                    3,655,929     3,649,535

   See Notes To Condensed Consolidated Financial Statements

              WILLIAMS INDUSTRIES, INCORPORATED
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Unaudited in thousands)

                                Three Months Ended October 31,
                                        2006          2005
                                     ----------    ----------
NET CASH USED IN OPERATING ACTIVITIES   $  (85)      $  (789)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for
      property, plant and equipment       (348)          (77)
   Proceeds from sale of
      property, plant and equipment          0           646
                                     ----------    ----------
NET CASH (USED IN)
   PROVIDED BY INVESTING ACTIVITIES       (348)          569
                                     ----------    ----------
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                992         3,703
   Repayments of notes payable            (714)       (3,416)
   Issuance of common stock                  7             0
                                     ----------    ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES  285           287
                                     ----------    ----------
NET (DECREASE) INCREASE
   IN CASH AND CASH EQUIVALENTS           (148)           67
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                     952           764
                                     ----------    ----------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD                        $  804        $  831
                                     ==========    ==========

      See Notes To Condensed Consolidated Financial Statements

            WILLIAMS INDUSTRIES, INCORPORATED
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    October 31, 2006

1.  INTERIM FINANCIAL STATEMENTS AND COMPANY LIQUIDITY

     This document includes unaudited interim financial statements that should be read in conjunction with the Company's latest audited annual financial statements. However, in the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the Company's financial position as of October 31, 2006 and July 31, 2006 and the results of its operations and its cash flows for the three months ended October 31, 2006 and 2005, respectively. Operating results for the three months ended October 31, 2006 are not necessarily indicative of the results expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended July 31, 2006.

     Williams Industries, Incorporated (the Company) continues to face a liquidity and business crisis, after suffering operating losses for several years, tapping its available sources of operating cash, and borrowing in excess of $3 million from its largest shareholder. The Company is operating under a Forbearance Agreement with its major lender, United Bank, pursuant to which approximately $3.0 million is scheduled to be repaid by June 30, 2007. In addition, the Company is in default of nearly all of its other debts and leases. Because of the Company's financial condition and uncertain market conditions in its areas of operation, there remains a significant risk that the Company may not be able to book additional work to maintain its level of operations. The Company operates in an industry where such problems are common, and where there are large risks related to estimating and performing work and collecting amounts earned. It is likely that the Company may continue to suffer operating losses and have difficulty meeting its obligations.

     In view of the Company's liquidity problems and in order to fund the repayment of the United Bank notes, the Company is pursuing various financing options, including conventional and asset-based financing, and exploring its strategic options relative to the sale of individual assets or subsidiaries. For example, the Company's present use of its land in Manassas, Virginia may not be its highest and best use. Based on the sale price of the 3 acre parcel sold in June 2006, the value of the Company's real property in Manassas, Virginia may exceed $15 million. Management has not ruled out any measure that may be necessary to protect the Company's assets and preserve shareholder value.

     The Company applies Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", which replaced SFAS No. 123 "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" to account for its stock option plans. The Statement requires public companies to treat stock options and all other forms of shared-based payments to employees as compensation costs in the income statement; however, the approach is similar to the guidance set forth in SFAS
No. 123. The adoption of SFAS No. 123 (R) had no impact on the Company's condensed consolidated financial statements for the three months ended October 31, 2006 and 2005 since there were no stock grants issued during those periods and all prior grants were fully vested at the date the Statement was adopted. The Company grants options for common stock at an option price not less than the fair market value of the stock on the date of grant. The Company's stock option plans are more fully described in Note 8 and in the Company's Annual Report on Form 10-K for fiscal year ended July 31, 2006.

2.  RELATED-PARTY TRANSACTIONS

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

     During the three months ended October 31, 2006, the Company borrowed $265,000 from WFLP. Lease and interest expense for the three months ended October 31, 2006 and 2005 are reflected below. Additionally, at October 31, 2006 and July 31, 2006, Notes Payable, Accounts Payable, representing lease payments, and Accrued Interest Payable to WFLP are reflected below.

                                        Three Months Ended
                                            October 31,
(in thousands)                          2006          2005
                                     ----------    ----------
Lease Expense                             $11           $11
Interest Expense                          $58           $35

                                       Balance       Balance
                                     October 31,     July 31,
                                        2006          2006
                                     ----------    ----------
Notes Payable                          $3,337        $3,072
Accounts Payable                       $  203        $  192
Accrued Interest Payable               $   34        $   -

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

     The land and building in this transaction are included in property and equipment as follows:

                                           Balance
(In thousands)                        October 31, 2006
                                    --------------------
Land                                         $357
Building & improvements                     2,190
                                         ---------
 Total property at cost                     2,547
Less: Accumulated depreciation             (1,517)
                                         ---------
  Property, net                            $1,030
                                         =========

     Depreciation on the building will continue to be charged to operations until a sale has been recognized.

     Future minimum payments required under the leaseback, as of October 31, 2006, are due as follows:

For the year ending October 31,
             2007              $ 228
             2008                228
             2009                228
             2010                228
             2011                114
                            ---------
            Total             $1,026
                            =========

     Interest expense relating to this financing agreement was $57,000 and $24,000 for the three months ended October 31, 2006 and 2005, respectively.

     During the year ended July 31, 2006, in order to resolve loan and lease defaults, the Company sold seven previously owned or leased cranes to FlexLease, LLC, an entity owned by Director Frank E. Williams, Jr., his son H. Arthur Williams, President of Williams Steel Erection Company, Inc. and General Counsel Daniel
K. Maller, also a Vice President of Williams Bridge Company. During the quarter ended October 31, 2006, one additional crane that was previously leased by the Company was sold to FlexLease. The Company has the right to buy each crane for the amount paid by FlexLease plus a fee of 1%-2% depending on when such right is exercised. These transactions, which were approved by the Company's independent directors and offered better terms than available from unrelated lenders and lessors, include buy-back provisions, which will allow the Company to pursue alternate financing. These cranes support the construction activities of the Company. The Company entered into short-term lease agreements on six cranes, one of which was subsequently sold to a non-affiliated third party during the year ended July 31, 2006, and a financing agreement on two cranes. Lease expense for the three months ended October 31, 2006 and 2005, respectively, is reflected below. Additionally, Notes payable and Accounts payable, representing lease payments at October 31, 2006 and July 31, 2006 are reflected below.
                                       Three Months Ended
                                           October 31,
(in thousands)                          2006          2005
                                     ----------    ----------
Lease Expense                             $73          $ -

                                      Balance       Balance
                                    October 31,     July 31,
                                        2006          2006
                                     ----------    ----------
Note Payable                           $1,109        $1,109
Accounts Payable                       $   74        $   51

     During the quarter ended October 31, 2006, two the lease agreements were extended to provide for additional $2,000 and $7,000 monthly payment, respectively, which reduces the buy-back price. The deferred gains on the transactions with FlexLease are shown as "Financing obligations resulting from sale-leaseback transactions" under Current and Long Term Liabilities on the Condensed Consolidated Balance Sheet.

     The Company cranes, in these transactions, are included in property and equipment as follows:


                                      Balance
(In thousands)                   October 31, 2006
                                ------------------
Cranes & Heavy Equipment              $2,474
Less: Accumulated depreciation       $(1,232)
                                     --------
  Property, net                       $1,242
                                     ========
     Depreciation on the previously owned cranes will continue to be charged to operations until a sale has been recognized.

     Mr. Frank E. Williams, Jr., who owned or controlled approximately 47% of the Company's stock at October 31, 2006, and is a director of the Company, also owns controlling interests in the outstanding stock of Williams Enterprises of Georgia, Inc., and Structural Concrete Products, LLC. Additionally, Mr. Williams, Jr. owns a substantial interest in Bosworth Steel Erectors, Inc. Amounts receivable and payable to these entities at October 31, 2006 and July 31, 2006, and revenue earned and costs incurred with these entities during the three months ended October 31, 2006 and 2005 are reflected below.
                                       Three Months Ended
                                            October 31,
(in thousands)                          2006          2005
                                     ----------    ----------
Revenue                                 $338          $132

Billings to entities                    $533           $98

Costs and expenses incurred             $341          $174

                                             Balance
                                     October 31,    July 31,
                                        2006          2006
                                     ----------    ----------
Accounts receivable                     $877          $843
Notes Payable                           $ -           $ 21
Accounts Payable                        $648          $538
Billings in excess of costs and
 estimated earnings on uncompleted
 contracts net of Costs and Estimated
 Earnings in Excess of Billings         $ 12          $ 69
Accrued Interest Payable                $ -           $  2

     Directors Frank E. Williams, Jr. and Stephen N. Ashman are shareholders and directors of a commercial bank from which the Company obtained a $240,000 note payable on December 23, 2002. The note is payable in sixty equal monthly payments of principal of $4,000 plus interest at the current Prime Rate plus .75%, which was 9% at October 31, 2006. The note, which replaced an existing note payable that had a higher interest rate and payment, was negotiated at arms length under normal commercial terms. Interest expense for the three months ended October 31, 2006 and 2005 is reflected below. The balance outstanding at October 31, 2006 and July 31, 2006 is also reflected below.

                                       Three Months Ended
                                            October 31,
(in thousands)                          2006          2005
                                     ----------    ----------
Interest Expense                          $2            $2

                                      Balance       Balance
                                     October 31,    July 31,
                                        2006          2006
                                     ----------    ----------
Note Payable                             $56           $72


Directors

     At October 31, 2006, the Company owed its non-employee members of the Board of Directors approximately $95,000.


3.  SEGMENT INFORMATION

     Information about the Company's operations for the three months ended October 31, 2006 and 2005 is as follows (in thousands):
                                          Three Months Ended
                                              October 31,
                                        2006          2005
                                     ----------    ----------
Revenues:
  Construction                         $3,643        $4,086
  Manufacturing                         6,714         8,788
  Other                                   115           155
                                     ----------    ----------
                                       10,472        13,029
                                     ----------    ----------
Intersegment revenues:
  Construction                            448           378
  Manufacturing                             6           449
  Other                                   -              98
                                     ----------    ----------
                                          454           925
                                     ----------    ----------
Consolidated revenues:
  Construction                          3,195         3,708
  Manufacturing                         6,708         8,339
  Other                                   115            57
                                     ----------    ----------
Total Consolidated Revenues           $10,018       $12,104
                                     ----------    ----------
Operating income (loss):
  Construction                         $   44        $ (407)
  Manufacturing                           166           709
                                     ----------    ----------
Consolidated operating income             210           302
General corporate expense, net           (340)         (292)
Interest expense                         (227)         (254)
Minority interests                        (11)           (6)
                                     ----------    ----------
Coporate loss                           $(368)        $(250)
                                     ----------    ----------

     The majority of revenues are derived from projects on which the Company is a subcontractor of a material supplier, contractor or subcontractor. Where the Company acts as a subcontractor, it is invited to bid by firms seeking construction services or materials. Therefore, it is important to maintain favorable business relations with those firms. Over a period of years, the Company has established such relationships with a number of companies. During the three months ended October 31, 2006 and 2005, one customer in the manufacturing segment accounted for 23% and 36% of total "consolidated revenue" and 36% and 52% of "manufacturing revenue". In the construction segment, for the quarter ended October 31, 2005, one customer accounted for 11% of "consolidated revenue" and 35% of "construction revenue".

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


5.  PURCHASE OF ASSETS

     During the three months ended October 31, 2006, the Company capitalized Property and Equipment, for use in its operations, of approximately $348,000, which was mainly for capital repairs to equipment.


6.  COMMON STOCK OPTIONS

     The Company issues stock options to its employees and directors pursuant to its Incentive Compensation Plan approved in 1996. Stock options, when issued by the Company, are fully vested at the time they are granted and expire five years from the date of the grant. They have exercise prices ranging from the quoted market value to 110% of the quoted market value on the date of the grant.

     The Company applies Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", which replaced SFAS No. 123 "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" to account for its stock option plans. The standard requires public companies to treat stock options and all other forms of shared-based payments to employees as compensation costs in the income statement; however, the approach is similar to the guidance set forth in SFAS
No. 123.

     The adoption of SFAS No. 123 (R) had no impact on the Company's condensed consolidated financial statements for the three months ended October 31, 2006 and 2005 since no stock grants were issued and all prior grants were fully vested. The Company generally grants options for common stock at an option price equal to the fair market value of the stock on the date of grant. The Company's stock option plans are more fully described in the Company's Annual Report on Form 10-K for fiscal year ended July 31, 2006.

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-
Scholes option valuation model was developed for use in

estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models may not be a reliable single measure of the fair value of its stock options.

     At October 31, 2006, the Company had 89,500 stock options outstanding and exercisable at a weighted average exercise price of $4.24 per share. The exercise price ranges from $3.55 per share to $5.61 per share. All unexercised shares expire by January 20, 2010.


7.  SUBSEQUENT EVENTS

     On December 11, 2006, the Company's subsidiary, SIP, Inc.
of Delaware (SIP), entered into a $3 million line of credit with an unrelated third party. The line of credit is expected to enable SIP to manage its operations more efficiently.

     The Company paid United Bank $750,000, reducing the outstanding balance to approximately $3 million, and United Bank released SIP's assets from the Company's loan agreement. United Bank agreed to extend the term of the Company's Forbearance Agreement, through June 30, 2007. As a condition to the extension, the Company agreed to replenish its interest escrow account to $200,000 at December 31, 2006.


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

     The Company is facing a liquidity and business crisis after suffering operating losses for several years. It has utilized its available sources of operating cash and borrowed approximately $3.3 million from its largest shareholder and his affiliated entities.

     The Company is operating under a Forbearance Agreement with its major lender pursuant to which it owes approximately $3.0 million on June 30, 2007. Pertinent information to the agreement is as follows:

(1) The Company agreed to restore its deposit in a money market account to $200,000, to be drawn against to pay interest;

(2) The term of the Forbearance Agreement was extended through June 30, 2007;

(3) The Williams Family Limited Partnership (WFLP) reaffirmed the amount of its pledge of collateral of $1 million;

(4) Frank E. Williams, Jr., reaffirmed his personal guarantee of $242,000 of the Company's obligations to United Bank.

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

     The Company's manufacturing segment produced an operating profit of $166,000 for the quarter ended October 31, 2006 compared to an operating profit of $709,000 for the quarter ended October 31, 2005. The decrease in income was attributed to less revenue at the Company's bridge girder subsidiary. Due to the mix of its contracts, it was not able to manufacture product at an efficient level. The subsidiary increased its backlog by more than $4 million since July 31, 2006. Although cash flow from customers continued to be slow, the segment's subsidiaries were able to secure materials necessary for fabrication.

     The construction segment produced an operating profit of $44,000 for the quarter ended October 31, 2006 compared to an operating loss of $407,000 for the quarter ended October 31, 2005. In 2006, the segment worked on contracts which were more profitable than during 2005 quarter, where some of its contracts were produced at an operating loss. The crane rental company continues to be profitable.

     Due to acceleration of the Company's line of credit and other defaulted loans, these loans are now classified as Current portion of Notes Payable on the Condensed Consolidated Balance
Sheet and included in Total Current Liabilities.

Material Changes in Financial Condition
---------------------------------------

     For the three months ended October 31, 2006, the following changes occurred:

     The Company's Cash and Cash Equivalents decreased $148,000.

     Accounts Receivable decreased approximately $1.7 million mainly from decreased billings in the Company's manufacturing segment.

     Inventory decreased approximately $800,000 as the Company used and/or shipped steel plate and galvanized steel coils to produce its work. The Company's bridge girder company is also manufacturing girders on a contract where the customer is supplying the material. The Company believes it has adequate inventory on hand and on order to meet current needs.

     Property and Equipment, at Cost increased $268,000. The Company purchased equipment or capitalized major repairs in the amount of approximately $350,000. It disposed of obsolete equipment, with a cost of approximately $80,000, at a loss of $55,000.

     At October 31, 2006, the Company had approximately $7.3 million in variable rate notes payable. Total Notes Payable increased $278,000 during the three months ended October 31, 2006. The Company borrowed approximately $992,000, including $677,000 to finance Company insurance premiums, $265,000 from a related party to fund operations, and $50,000 to purchase equipment. The Company repaid $714,000, mainly from operations. Notes payable to the Williams Family Limited Partnership of $3.3 million mature on September 30, 2007 and are reflected as "Current portion of notes payable at October 31, 2006."

     Billings In Excess of Costs and Estimated Earnings on
Uncompleted Contracts net of Costs and Estimated Earnings in
Excess of Billings, decreased $2.4 million.

     Other Liabilities decreased $283,000, mainly related to the settlement of old workers' compensation claims, previously expensed.

     Stockholders' Equity decreased $361,000 to $4.6 million as the Company recorded a loss of $368,000 for the period and issued stock valued at $7,000.

     For the three months ended October 31, 2006, the Company used net cash of $148,000. It used $85,000 in operations. It used $348,000 in investing activities as it purchased equipment and made capital repairs to existing equipment. The Company generated net cash of $285,000 from financing activities, as it borrowed $992,000, repaid $714,00 and issued stock valued at $7,000. The borrowings included financing insurance premiums and expenses of $677,000, other operational borrowings of $50,000, and borrowed $265,000 from a related party for operations.


Material Changes in Results of Operations
-----------------------------------------

Three Months Ended October 31, 2006 Compared to
Three Months Ended October 31, 2005

     For the quarter ended October 31, 2006, the Company reported a decrease in revenues, an increase in gross profit and gross profit percentage and an increase in its net loss when compared to the quarter ended October 31, 2005.

     The Company reported net loss of $368,000, or $0.10 per share, on total revenue of $10 million for 2006 as compared to a net loss of $250,000, or $.07 per share, on total revenue of $12.1 million for 2005.

     In the manufacturing segment, revenues decreased $1.6 million, gross profit decreased $183,000 and gross profit percentage increased from 25.4% in 2005 to 28.9% in 2006 as the segment's subsidiaries fabricated steel under contracts with more favorable gross margins. Operating income decreased by $543,000 when the two periods are compared due to increased overhead and G&A expense. Material prices continue to be stable and supply adequate. Cash flow issues continue to limit the subsidiaries' ability to receive adequate supplies of materials to maximize production.

     Construction segment revenues declined $514,000 when the two quarters are compared. Gross profit increased $167,000 as the gross profit percentage increased from 24.6% in 2005 to 33.8% in 2006. The segment's operating income increased to $44,000 for 2006 from a loss of $407,000 for 2005.

     Overhead increased $177,000 due to labor and other costs being charged directly to the Company's bridge girder fabrication company's I-95/395/495 contract that would otherwise be included in overhead costs in 2005. These costs could be charged directly since this was the only contract on which the Company's Manassas, Virginia plant performed work during the three months ended October 31, 2005.

     General and Administrative expenses increased $59,000, due mainly to increased costs associated with the Company's annual audit and the audit of its Savings and Retirement Plan.

     Depreciation expense decreased $54,000 related to equipment sales over the past four quarters resulting in fewer depreciable assets.


BACKLOG

     At October 31, 2006, the Company's backlog was $31 million, a decrease of approximately $5 million from October 31, 2005 and an increase of $6.5 million from July 31, 2006. It is anticipated that substantially all of the $31 million backlog will be completed within the next twelve months.


Item 3. Quantitative and Qualitative Disclosures About Market
Risk

Interest Rate Risk

     The Company's cash equivalents, invested in interest-

bearing instruments, are presented at fair value on the Company's balance sheets. The Company's exposure to market risks for changes in interest rates relate primarily to these investments and current and long-term debt.


Item 4. Controls and Procedures

     As of October 31, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including Chief Executive Officer (CEO) and Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and Controller, concluded that the disclosure controls and procedures were effective as of October 31, 2006. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to October 31, 2006.

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

     The Company is operating under a Forbearance Agreement with its major lender pursuant to which it owes approximately $3.0 million on June 30, 2007. Pertinent information to the agreement is as follows:

(1) The Company agreed to restore its deposit in a money market account to $200,000, to be drawn against to pay interest;

(2) The term of the Forbearance Agreement was extended through June 30, 2007;

(3) The Williams Family Limited Partnership (WFLP) reaffirmed the amount of its pledge of collateral of $1 million;

(4) Frank E. Williams, Jr., reaffirmed his personal guarantee of $242,000 of the Company's obligations to United Bank.

     The Company's construction segment is in arrears on its payments under substantially all of its notes payable and leases, although the lenders and lessors have not taken action to accelerate the indebtedness, foreclose on collateral or terminate the subject leases.


ITEM 2. Changes in Securities and Use of Proceeds

        None


ITEM 3. Defaults Upon Senior Securities

United Bank: The Company is operating under a Forbearance
Agreement with its major lender pursuant to which it owes approximately $3.0 million on June 30, 2007. Pertinent information to the agreement is as follows:

(1) The Company agreed to restore its deposit in a money market account to $200,000, to be drawn against to pay interest;

(2) The term of the Forbearance Agreement was extended through June 30, 2007;

(3) The Williams Family Limited Partnership (WFLP) reaffirmed the amount of its pledge of collateral of $1 million;

(4) Frank E. Williams, Jr., reaffirmed his personal guarantee of $242,000 of the Company's obligations to United Bank.

     In view of the Company's liquidity problems and in order to fund the repayment of the United Bank notes, the Company is pursuing various financing options, including conventional and asset-based financing, and exploring its strategic options relative to the sale of individual assets or subsidiaries. For example, the Company's present use of its land in Manassas, Virginia may not be its highest and best use. Based on the sale price of the 3 acre parcel sold in June 2006, the value of the Company's real property in Manassas, Virginia may exceed $15 million. Management has not ruled out any measure that may be necessary to protect the Company's assets and preserve shareholder value.


ITEM 4. Submission of Matters to a Vote of Security Holders

     On November 11, 2006, the shareholders of Williams
Industries, Inc. elected the Company's board of directors at the annual meeting of shareholders. Elected were: Stephen N. Ashman, William J. Sim, Frank E. Williams, Jr., Frank E. Williams, III and John A. Yerrick. The results of the November 11, 2006 shareholder's election of directors are as follows:

Nominee                        For               Abstain
-----------------------    -----------         -----------
Stephen N. Ashman           3,123,917             122,004
William J. Sim              3,123,917             122,004
Frank E. Williams, Jr.      3,123,386             122,535
Frank E. Williams, III      3,123,511             122,410
John A. Yerrick             3,123,917             122,004


ITEM 5. Other Information

        None.



ITEM 6. Exhibits and Reports on Form 8-K

        (a) Exhibits
            Exhibit 31.1  Section 302 Certification for
                          Frank E. Williams, III
            Exhibit 31.2  Section 302 Certification for
                          Christ H. Manos
            Exhibit 32.1  Section 906 Certification for
                          Frank E. Williams, III and
                          Christ H. Manos
            Exhibit 99    Press Release announcing first
                          quarter earnings

        (b) Reports on Form 8-K

            None


                         Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

December 13, 2006     Williams Industries, Incorporated
                      ---------------------------------
                                 Registrant

                      /s/ Frank E. Williams, III
                      --------------------------
                          Frank E. Williams, III
                          Chairman of the Board, President,
                          Chief Executive Officer,
                          Chief Financial Officer










24