Form 10-Q
period 2007-01-31
WILLIAMS INDUSTRIES INC
filed 2007-03-09
CIK 107294

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, DC 20549

                         FORM 10Q

      Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For Quarter Ended                 January 31, 2007

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

At January 31, 2007, the Registrant had outstanding 3,662,757 shares of Common Stock.

                WILLIAMS INDUSTRIES, INCORPORATED
                           FORM 10-Q
             FOR THE QUARTER ENDED JANUARY 31, 2007
                      TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                              PAGE
ITEM 1.  FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets - January 31,
          2007 and July 31, 2006 (Unaudited)                  1

     Condensed Consolidated Statements of Operations -
          Three and six months ended January 31, 2007
          and 2006 (Unaudited)                                2

     Condensed Consolidated Statements of Cash Flows -
          Six months ended January 31, 2007 and 2006
          (Unaudited)                                         3

     Notes to Condensed Consolidated Financial Statements
          (Unaudited)                                         4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS       14

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISKS                                  19

ITEM 4.  CONTROLS AND PROCEDURES                             19

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                   21

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS           22

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                     22

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS                                    23

ITEM 5.  OTHER INFORMATION                                   23

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                    23

CERTIFICATIONS AND SIGNATURES                                23

               WILLIAMS INDUSTRIES, INCORPORATED
             CONDENSED CONSOLIDATED BALANCE SHEETS
         (Unaudited - in thousands except share data)

                            ASSETS
                           --------
                                             January 31,      July 31,
                                                2007            2006
                                            ------------    ------------
     CURRENT ASSETS
     Cash and cash equivalents                $  1,133         $   952
     Accounts receivable, net                   13,668          15,223
     Inventory                                   2,345           2,674
     Costs and estimated earnings in excess
     of billings on uncompleted contracts        2,909           1,091
     Prepaid and other assets                      770           1,307
                                            ------------    ------------
               Total current assets             20,825          21,247
                                            ------------    ------------
     PROPERTY AND EQUIPMENT, AT COST            22,630          23,001
          Accumulated depreciation             (14,265)        (14,333)
                                            ------------    ------------
               Property and equipment, net       8,365           8,668
                                            ------------    ------------
     OTHER ASSETS                                  133             203
                                            ------------    ------------
     TOTAL ASSETS                             $ 29,323        $ 30,118
                                            ============    ============

               LIABILITIES AND STOCKHOLDERS' EQUITY
               -------------------------------------
     CURRENT LIABILITIES
     Current portion of notes payable         $  8,644        $  4,875
     Accounts payable                            6,967           7,037
     Billings in excess of
          costs and estimated earnings
          on uncompleted contracts               2,239           2,779
     Financing obligations resulting from
          sale-leaseback transactions              597             599
     Other liabilities                           1,950           2,058
                                            ------------    ------------
               Total current liabilities        20,397          17,348

     LONG-TERM LIABILITIES
     Notes payable, less current portion           602           3,874
     Financing obligations resulting from
          sale-leaseback transactions            3,641           3,732
                                            ------------    ------------
               Total Liabilities                24,640          24,954
                                            ------------    ------------
     MINORITY INTERESTS                            187             177
                                            ------------    ------------
     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' EQUITY
     Common stock - 3,662,757 and 3,654,100
          shares issued and outstanding            366             365
     Additional paid-in capital                 16,629          16,610
     Accumulated deficit                       (12,499)        (11,988)
                                            ------------    ------------
          Total stockholders' equity             4,496           4,987
                                            ------------    ------------
     TOTAL LIABILITIES
          AND STOCKHOLDERS' EQUITY            $ 29,323        $ 30,118
                                            ============    ============
         See Notes To Condensed Consolidated Financial Statements

                     WILLIAMS INDUSTRIES, INCORPORATED
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
($000 omitted)
                                Three Months Ended      Six Months Ended
                                     January 31,           January 31,
                                  2007       2006        2007       2006
                                --------   --------    --------   --------
REVENUE
    Construction                $ 3,271    $ 3,699     $ 6,466    $ 7,407
    Manufacturing                 6,144      7,400      12,852     15,739
    Other                            66         50         181        107
                                --------   --------    --------   --------
         Total revenue            9,481     11,149      19,499     23,253
                                --------   --------    --------   --------
DIRECT COSTS
    Construction                  2,391      2,415       4,505      5,208
    Manufacturing                 4,723      5,028       9,500     11,254
                                --------   --------    --------   --------
        Total direct costs        7,114      7,443      14,005     16,462

GROSS PROFIT                      2,367      3,706       5,494      6,791
                                --------   --------    --------   --------
GAIN ON LAND SALE                 1,136        -         1,136        -
                                --------   --------    --------   --------
EXPENSES
    Overhead                      1,228      1,326       2,360      2,281
    General and administrative    1,822      1,516       3,568      3,203
    Depreciation                    391        397         770        830
    Interest                        206        193         433        447
                                --------   --------    --------   --------
        Total expenses            3,647      3,432       7,131      6,761
                                --------   --------    --------   --------
(LOSS) INCOME BEFORE INCOME
  TAXES AND MINORITY INTERESTS     (144)       274        (501)        30

INCOME TAX PROVISION                -          -           -          -
                                --------   --------    --------   --------
(LOSS) INCOME BEFORE
  MINORITY INTERESTS               (144)       274        (501)        30

    Minority interests                1         (6)        (10)       (12)
                                --------   --------    --------   --------

NET (LOSS) INCOME               $  (143)   $   268     $  (511)   $    18
                                ========   ========    ========   ========
NET (LOSS) INCOME PER COMMON SHARE:

(LOSS) INCOME
  PER COMMON SHARE-BASIC        $ (0.04)   $  0.07     $ (0.14)   $  0.01
                                ========   ========    ========   ========
(LOSS) INCOME
  PER COMMON SHARE-DILUTED      $ (0.04)   $  0.07     $ (0.14)   $  0.01
                                ========   ========    ========   ========
WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING:
    BASIC AND DILUTED          3,660,282  3,650,753   3,658,373  3,650,144
                               ---------  ---------   ---------  ---------
     See Notes To Condensed Consolidated Financial Statements

                   WILLIAMS INDUSTRIES, INCORPORATED
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Unaudited in thousands)

                                               Six Months Ended
                                            January 31,    January 31,
                                               2007            2006
                                            -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                  $   (511)      $    18

NET CASH USED IN OPERATING ACTIVITIES            (348)       (2,436)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for
      property, plant and equipment              (680)         (151)
   Proceeds from sale of
      property, plant and equipment             1,296         1,819
                                            -----------   -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES         616         1,668
                                            -----------   -----------
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                     4,022         5,802
   Repayments of notes payable                 (3,618)       (5,273)
   Issuance of common stock                        20            14
                                            -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES         424           543
                                            -----------   -----------
NET INCREASE (DECREASE)
   IN CASH AND CASH EQUIVALENTS                   181          (207)
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                            952           764
                                            -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD     $  1,133       $   557
                                            ===========   ===========


         See Notes To Condensed Consolidated Financial Statements

                  WILLIAMS INDUSTRIES, INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         January 31, 2007

1.  INTERIM FINANCIAL STATEMENTS AND COMPANY LIQUIDITY

     This document includes unaudited interim financial statements that should be read in conjunction with the Company's latest audited annual financial statements. However, in the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the Company's financial position as of January 31, 2007 and July 31, 2006 and the results of its operations for the three and six months ended January 31, 2007 and 2006, respectively; and its cash flows for the six months ended January 31, 2007 and 2006, respectively. Operating results for the three and six months ended January 31, 2007 are not necessarily indicative of the results expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended July 31, 2006.

     Williams Industries, Incorporated (the Company) continues to face a liquidity and business crisis, after suffering operating losses for several years, tapping its available sources of operating cash, and borrowing in excess of $3 million from its largest shareholder. The Company is operating under a Forbearance Agreement with its major lender, United Bank, pursuant to which approximately $3.0 million is scheduled to be repaid by June 30, 2007. In addition, the Company is in default of nearly all of its other debts and leases. Because of the Company's financial condition and uncertain market conditions in its areas of operation, there remains a significant risk that the Company may not be able to book additional work to maintain its level of operations. The Company operates in an industry where such problems are not unusual, and where there are large risks related to estimating and performing work and collecting amounts earned. The Company may continue to suffer operating losses and have difficulty meeting its obligations.

     In view of the Company's liquidity problems and in order to fund the repayment of the United Bank notes, the Company is pursuing various financing options, including conventional and asset-based financing, and exploring its strategic options relative to the sale of individual assets or subsidiaries. For example, the Company's present use of its land in Manassas, Virginia may not be its "highest and best" use. Based on the sale price of the 3-acre parcel sold in June 2006, the value of the Company's real property in Manassas, Virginia may exceed $15 million. Management has not ruled out any measure that may be necessary to protect the Company's assets and preserve shareholder value.

     The Company applies Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", which replaced SFAS No. 123 "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" to account for its stock option plans. The Statement requires public companies to treat stock options and all other forms of shared-based payments to employees as compensation costs in the income statement; however, the approach is similar to the guidance set forth in SFAS No. 123. The adoption of SFAS No. 123 (R) had no impact on the Company's condensed consolidated financial statements for the three and six months ended January 31, 2007 and 2006 since there were no stock grants issued during those periods and all prior grants were fully vested at the date the Statement was adopted. The Company grants options for common stock at an option price not less than the fair market value of the stock on the date of grant. The Company's stock option plans are more fully described in Note 6 and in the Company's Annual Report on Form 10-K for fiscal year ended July 31, 2006.

2.  RELATED-PARTY TRANSACTIONS

     The Company is obligated to the Williams Family Limited Partnership
(WFLP) under a lease agreement for real property, located in Manassas, Virginia. WFLP is controlled by individuals who own, directly or indirectly, approximately 52% of the Company's stock. The lease, which had an original term of five years and an extension option for five years, commenced February 15, 2000. The original term was extended, by agreement, one year to February 2006, and subsequently, on July 31, 2006, the agreement was modified as follows: (i) the Agreement was extended through February 2010, (ii) unpaid rent aggregating approximately $200,000 was deferred until September 30, 2007, (iii) Rent payments due after August 1, 2006 (approximately $6,000 per month), if delinquent, will be subject to a 5% penalty on the payment amount and will accrue interest at prime plus 3%; (iv) the option to purchase the property which the Company had under the original lease was terminated and replaced with an equity sharing formula which in the event of the sale of the property would yield payment to the Company of 75% of the gain on the ten acres previously subject to the option; and (v) in the event of a sale, Williams Bridge shall have the option to continue its lease of the portion of the property which has been cleared (approximately 2 acres) for the duration of the lease term. The Company currently incurs annual rent expense of approximately $72,000. The Company has not made payments to WFLP for rent during the current fiscal year and therefore those balances will accrue interest at the prime interest rate plus three percent.

     During the six months ended January 31, 2007, the Company borrowed $305,000 from WFLP while repaying $273,000. Lease and interest expense for the three and six months ended January 31, 2007 and 2006 are reflected below. Additionally, at January 31, 2007 and July 31, 2006, Notes Payable and Accounts Payable, representing lease payments, to WFLP are reflected below.

                                Three Months Ended      Six Months Ended
                                     January 31,           January 31,
(in thousands)                    2007       2006        2007       2006
                                --------   --------    --------   --------
 Lease Expense                    $ 18       $ 11        $ 29        $21
 Interest Expense                 $ 67       $ 30        $135        $41

                                             Balance       Balance
                                            January 31,    July 31,
                                               2007          2006
                                            -----------   -----------
 Notes Payable                                 $3,104        $3,072
 Accounts Payable                              $  295        $  192


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

     The land and building in this transaction are included in property and equipment as follows:
                                     Balance
(In thousands)                  January 31, 2007
                                -----------------
Land                                  $   357
Building & improvements                 2,190
                                     ----------
 Total property at cost                 2,547
Less: Accumulated depreciation         (1,537)
                                     ----------
  Property, net                        $1,010
                                     ==========
     Depreciation on the building will continue to be charged to operations until a sale has been recognized.

     Future minimum annual payments required under the leaseback, as of January 31, 2007, are as follows:

         2007              $ 228
         2008                228
         2009                228
         2010                228
         2011                 57
                         ---------
         Total             $ 969

     Rent expense relating to this financing agreement was $57,000 and $114,000 for the three and six months ended January 31, 2007, and $57,000 and $81,000 for the three and six months ended January 31, 2006, respectively.

     During the year ended July 31, 2006, in order to resolve loan and lease defaults, the Company sold seven previously owned or leased cranes to FlexLease, LLC, an entity owned by Director Frank E. Williams, Jr., his son
H. Arthur Williams, President of Williams Steel Erection Company, Inc. and General Counsel Daniel K. Maller, also a Vice President of Williams Bridge Company. During the quarter ended October 31, 2006, one additional crane that was previously leased by the Company was acquired by FlexLease. The crane was subsequently sold to the Company for $165,000 with the Company entering into a note to FlexLease for three years at the prime rate of interest plus one percent (currently 9.25%). The Company has the right to buy each crane for the amount paid by FlexLease plus a fee of 1%-3% depending on when such right is exercised. These transactions, which were approved by the Company's independent directors and offered better terms than available from unrelated lenders and lessors, include buy-back provisions, which will allow the Company to pursue alternate financing. These cranes support the construction activities of the Company. The Company entered into short-term "lease/purchase" agreements on six cranes, one of which was subsequently sold to a non-affiliated third party during the year ended July 31, 2006, and a financing agreement on two cranes. Lease expense for the three and six months ended January 31, 2007 and 2006, respectively, is reflected below. Additionally, Notes payable and Accounts payable, representing lease payments at January 31, 2007 and July 31, 2006 are reflected below.

                                Three Months Ended      Six Months Ended
                                     January 31,           January 31,
(in thousands)                    2007       2006        2007       2006
                                --------   --------    --------   --------
Lease Expense                     $ 42       $ 21        $114       $ 21
Interest Expense                  $ 36       $ -         $ 70       $ -

                                             Balance       Balance
                                            January 31,    July 31,
                                               2007          2006
                                            -----------   -----------
Notes Payable                                 $1,216        $1,109
Accounts Payable                              $  134        $   51

     During the first quarter of fiscal 2007, two of the lease agreements were modified and extended to provide for additional $2,000 and $7,000 monthly payments, respectively, which reduces the buy-back price. The deferred gains on the transactions with FlexLease are shown as "Financing obligations resulting from sale-leaseback transactions" under Current and Long Term Liabilities on the Condensed Consolidated Balance Sheet.

     The Company cranes, in these transactions, are included in property and equipment as follows:

                                     Balance
(In thousands)                  January 31, 2007
                                -----------------
Cranes & Heavy Equipment               $2,465
Less: Accumulated depreciation         (1,216)
                                     ----------
  Property, net                        $1,249
                                     ==========

     Depreciation on the previously owned cranes will continue to be charged to operations until a sale has been recognized.

     Mr. Frank E. Williams, Jr., who owned or controlled approximately 48%
of the Company's stock at January 31, 2007, and is a director of the Company, also owns controlling interests in the outstanding stock of Williams Enterprises of Georgia, Inc., and Structural Concrete Products, LLC. Additionally, Mr. Williams, Jr. owns a substantial interest in Bosworth Steel Erectors, Inc. Amounts receivable and payable to these entities at January 31, 2007 and July 31, 2006, and revenue earned and costs incurred with these entities during the three and six months ended January 31, 2007 and 2006 are reflected below.
                                Three Months Ended      Six Months Ended
                                     January 31,           January 31,
(in thousands)                    2007       2006        2007       2006
                                --------   --------    --------   --------
Revenue                          $ 236      $  77       $ 574      $ 209

Billings to entities             $ 394      $ 129       $ 599      $ 227

Costs and expenses incurred      $  65      $ 119       $ 130      $ 269

                                             Balance       Balance
                                            January 31,    July 31,
                                               2007          2006
                                            -----------   -----------
Accounts receivable                            $ 872         $ 843
Notes Payable                                  $   2         $  21
Accounts Payable                               $ 405         $ 538
Billings in excess of costs and estimated
 earnings on uncompleted contracts net of Costs
 and Estimated Earnings in Excess of Billings  $  39         $  69
Accrued Interest Payable                       $  -          $   2

     Directors Frank E. Williams, Jr. and Stephen N. Ashman are shareholders and directors of a commercial bank from which the Company obtained a $240,000 note payable on December 23, 2002. The note is payable in sixty equal monthly payments of principal of $4,000 plus interest at the current Prime Rate plus ..75%, which was 9% at January 31, 2007. The note, which replaced an existing note payable that had a higher interest rate and payment, was negotiated at arms length under normal commercial terms. Interest expense for the three and six months ended January 31, 2007 and 2006, respectively, is reflected below. The balance outstanding at January 31, 2007 and July 31, 2006 is also reflected below.
                                Three Months Ended      Six Months Ended
                                     January 31,           January 31,
(in thousands)                    2007       2006        2007       2006
                                --------   --------    --------   --------
Interest Expense                  $  2       $  3        $  4       $  5

                                             Balance       Balance
                                            January 31,    July 31,
                                               2007          2006
                                            -----------   -----------
Note Payable                                   $ 44          $ 72


Directors

     At January 31, 2007, the Company owed its non-employee members of the Board of Directors approximately $118,000.


3.  SEGMENT INFORMATION

     Information about the Company's operations for the three and six months ended January 31, 2007 and 2006 is as follows (in thousands):

                                Three Months Ended      Six Months Ended
                                     January 31,           January 31,
(in thousands)                    2007       2006        2007       2006
                                --------   --------    --------   --------
Revenues:
  Construction                  $ 3,816    $ 4,136     $ 7,459    $ 8,222
  Manufacturing                   6,279      7,481      12,993     16,269
  Other                              66        237         181        392
                                --------   --------    --------   --------
                                 10,161     11,854      20,633     24,883
                                --------   --------    --------   --------
Intersegment revenues:
  Construction                      545        437         993        815
  Manufacturing                     135         81         141        530
  Other                             -          187         -          285
                                --------   --------    --------   --------
                                    680        705       1,134      1,630
                                --------   --------    --------   --------
Consolidated revenues:
  Construction                    3,271      3,699       6,466      7,407
  Manufacturing                   6,144      7,400      12,852     15,739
  Other                              66         50         181        107
                                --------   --------    --------   --------
Total Consolidated Revenues      $9,481    $11,149     $19,499    $23,253
                                --------   --------    --------   --------

Operating (loss)  income:
  Construction                  $  (222)    $  419     $  (178)   $    12
  Manufacturing                    (437)       448        (271)     1,157
Consolidated
    operating (loss) income        (659)       867        (449)     1,169
General corporate expense, net     (415)      (400)       (755)      (692)
Interest expense                   (206)      (193)       (433)      (447)
Gain on land sale                 1,136        -         1,136        -
Minority interests                    1         (6)        (10)       (12)
                                --------   --------    --------   --------
Coporate (loss) income            $(143)      $268       $(511)       $18
                                ========   ========    ========   ========

     The majority of revenues are derived from projects on which the Company is a subcontractor of a material supplier, contractor or subcontractor. Where the Company acts as a subcontractor, it is invited to bid by firms seeking construction services or materials. Therefore, it is important to maintain favorable business relations with those firms. Over a period of years, the Company has established such relationships with a number of companies. For the six months ended January 31, 2007, one customer in the manufacturing segment accounted for 18% of total "consolidated revenue" and 27% "manufacturing revenue". For the six months ended January 31, 2006, two customers accounted for 22% and 20% of total "consolidated revenue" and 33% and 30% of "manufacturing revenue". In the construction segment, for the six months ended January 31, 2006, two customers accounted for 15% and 14% of "construction revenue".

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


5.  PURCHASE OF ASSETS

     During the quarter ended January 31, 2007, the Company capitalized major repairs of equipment of approximately $167,000 in Property and Equipment. The Company also purchased a heavy lift crane, which had previously been leased from FlexLease, for $165,000.


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

     The adoption of SFAS No. 123 (R) had no impact on the Company's condensed consolidated financial statements for the three and six months ended January 31, 2007 and 2006 since no stock based grants were issued and all prior grants were fully vested. The Company generally grants options for common stock at an option price equal to the fair market value of the stock on the date of grant. The Company's stock option plans are more fully described in the Company's Annual Report on Form 10-K for fiscal year ended July 31, 2006.

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

     At January 31, 2007, the Company had 79,500 stock options outstanding and exercisable at a weighted average exercise price of $4.21 per share. The exercise price ranges from $3.55 per share to $5.61 per share. All unexercised stock options expire by January 20, 2010.


7.  SUBSEQUENT EVENTS

     Subsequent to January 31, 2007, the Company sold a heavy lift crane, to an outside third party, for $382,000.

     During its regular meeting on March 7, 2007, the Williams Industries Board of Directors, after reviewing the current and future costs of remaining a public corporation, approved the appointment of a committee of independent directors to explore the possibility of taking the Company private.





Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

General
------

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

     The Company is operating under a Forbearance Agreement with its major lender pursuant to which it owes approximately $3.0 million on June 30, 2007. Pertinent information to the agreement is as follows:

(1) On December 31, 2006, the Company agreed to restore its deposit in a money market account to $200,000, to be drawn against to pay interest;

(2) The term of the Forbearance Agreement was extended through June 30, 2007;

(3) The Williams Family Limited Partnership (WFLP) reaffirmed the amount of its pledge of collateral of approximately $1.8 million;

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

     The Company's manufacturing segment produced an operating loss of $437,000 for the quarter ended January 31, 2007 compared to an operating profit of $448,000 for the quarter ended January 31, 2006. The decrease in income was attributed to lower revenue, and labor cost adjustments on contracts at the Company's bridge girder subsidiary. Due to the mix of its contracts, it was not able to manufacture product at efficient levels. While the subsidiary increased its backlog by more than $2.6 million since July 31, 2006, due to lower bidding activity in its market areas, and competitive bidding of new contracts in those areas, the subsidiary may be unable to maintain its backlog at profitable levels of production. Although cash flow from customers continued to be slow, the segment's subsidiaries were able to secure materials necessary for fabrication.

     The construction segment produced an operating loss of $222,000 for the quarter ended January 31, 2007 compared to an operating profit of $419,000 for the quarter ended January 31, 2006. In 2007, the segment's crane rental subsidiary had less crane rental revenue. Its construction subsidiary closed out several older contracts, which had reduced profit margins.

     On December 21, 2006, the Company sold its Wilmington Delaware property to an unrelated third party recording a gain on the sale of approximately $1.1 million, which is included in "Gain On Land Sale" on the Condensed Consolidated Statements of Operations for the three and six months ended January 31, 2007.

Material Changes in Financial Condition
----------------------------------------

     For the six months ended January 31, 2007, the following changes occurred:

     The Company's Cash and Cash Equivalents increased $181,000.

     Accounts Receivable decreased approximately $1.6 million mainly from decreased billings in the Company's manufacturing segment.

     Inventory decreased $329,000 mainly due to the Company's bridge girder subsidiary, which used steel plate on some contracts and also worked on a contract where the customer is supplying the material. The Company's stay in place decking subsidiary has increased its inventory of galvanized steel coils to address the needs of its growing backlog. The Company believes it has adequate inventory on hand and on order to meet current needs.

     Property and Equipment, at Cost decreased $371,000. The Company purchased equipment or capitalized major repairs in the amount of approximately $680,000, including a heavy lift crane, which had previously been leased from FlexLease. The Company sold its Wilmington, Delaware property, recording a gain of approximately $1.1 million. It also disposed of obsolete equipment, with a cost of approximately $388,000, at a loss of $55,000.

     At January 31, 2007, the Company had approximately $7.9 million in variable rate notes payable. Total Notes Payable increased $406,000 during the six months ended January 31, 2007. The Company borrowed approximately $4 million, including $2.8 million financed by accounts receivable of the Company's stay-in-place decking subsidiary; $681,000 to finance Company insurance premiums; $470,000 from related parties to purchase equipment and fund operations; and $50,000 to purchase equipment. The Company repaid $3.6 million, which included payments of $1.2 million on financing secured by Company accounts receivables; payments of $750,000 to United Bank and $273,000 to the Williams Family Partnership from the proceeds of the Company's land sale; with the remaining balance being paid from operations. Notes payable to the Williams Family Limited Partnership of $3.1 million mature on September 30, 2007 and are included in "Current portion of notes payable" at January 31, 2007.

     Billings In Excess of Costs and Estimated Earnings on Uncompleted Contracts net of Costs and Estimated Earnings in Excess of Billings, decreased $2.4 million.

     Other Liabilities decreased $108,000, mainly related to the settlement of old workers' compensation claims, previously expensed.

     Stockholders' Equity decreased $491,000 to $4.5 million as the Company recorded a loss of $511,000 for the period and issued stock valued at $20,000.

     For the six months ended January 31, 2007, the Company generated net cash of $181,000. It used $348,000 in operations. It generated $616,000 in investing activities as it sold its Wilmington, Delaware land, for approximately $1.3 million, and it purchased equipment and made capital repairs to existing equipment of $680,000. Net cash was provided from financing activities of $424,000. The Company borrowed approximately $4 million, including $2.8 million financed by accounts receivable of the Company's stay-in-place decking subsidiary; $723,000 to finance Company insurance premiums; $470,000 from related parties to purchase equipment and fund operations; and $50,000 to purchase equipment. The Company repaid $3.6 million, which included payments of $1.2 million on financing secured by Company accounts receivables; payments of $750,000 to United Bank and $273,000 to the Williams Family Partnership from the proceeds of the Company's land sale; with the remaining balance being paid from operations. The Company issued stock valued at $20,000.

Material Changes in Results of Operations
-------------------------------------------
Three Months Ended January 31, 2007 Compared to
Three Months Ended January 31, 2006

     For the quarter ended January 31, 2007, the Company reported a decrease in revenues, gross profit and gross profit percentage when compared to the quarter ended January 31, 2006.

     The Company reported net loss of $143,000, or $0.04 per share, on total revenue of $9.5 million for 2007 as compared to a profit of $268,000, or $.07 per share, on total revenue of $11.1 million for 2006.

     In the manufacturing segment, revenues decreased $1.3 million, gross profit decreased $951,000 and gross profit percentage decreased from 32.1% in 2006 to 25% in 2007. The decreases are mainly attributed to the Company's bridge girder subsidiary. Revenue decreased as the subsidiary worked on some contracts where material was provided by the customer, which reduced the total revenue of the contracts while maintaining gross profit for the work. However, gross profit declined as the subsidiary revised its projected labor costs on several contracts. Operating results decreased by $885,000 when the two periods are compared due to the decrease in gross profit and increased overhead and general and administrative expense.

     Construction segment revenues declined $428,000 when the two quarters are compared, which contributed to gross profit decreasing $404,000 and the gross profit percentage decreasing from 34.7% in 2006 to 26.9% in 2007. Overhead and General and Administrative expenses increased approximately $180,000 mainly due to higher labor and related costs, and higher consumable costs. For these reasons, the segment's operating loss was $222,000 for 2007 compared to a profit of $419,000 for 2006.

     Overhead decreased $98,000 mainly due to reduced consumables spending.

     General and Administrative expenses increased $306,000, due to increased labor and related costs, increased tax expense and increased costs associated with the Company's annual audit and the audit of its Savings and Retirement Plan.

Six Months Ended January 31, 2007 Compared to
Six Months Ended January 31, 2006

     For the six months ended January 31, 2007, the Company reported a decrease in revenues, gross profit and gross profit percentage when compared to the six months ended January 31, 2006.

     The Company reported net loss of $511,000, or $0.14 per share, on total revenue of $19.5 million for 2007 as compared to a net profit of $18,000, or $.01 per share, on total revenue of $23.3 million for 2006.

     In the manufacturing segment, revenues decreased $2.9 million, gross profit decreased $1.1 million and gross profit percentage decreased from 28.5% in 2006 to 26.1% in 2006. The decreases are mainly attributed to the Company's bridge girder subsidiary. Revenue decreased as the subsidiary worked on some contracts where material was provided by the customer, which reduced the total revenue of the contracts while maintaining gross profit for the work. However, gross profit declined on as the subsidiary revised its projected labor costs on several contracts. Operating results decreased by $1.4 million when the two periods are compared due to the decrease in gross profit and increased overhead and G&A expense. Material prices continue to be stable and supply adequate.

     Construction segment revenues declined $941,000 and gross profit decreased $238,000 when the two quarters are compared. Gross profit percentage decreased from 29.2% in 2006 to 28.2% in 2007. The segment's operating loss was $178,000 for 2007 compared to profit of $12,000 for 2006.

     While Overhead increased $79,000 when the two periods are compared, during the first four months of fiscal 2006, labor and other costs were charged directly to the Company's bridge girder fabrication company's I-95/395/495 contract that would have otherwise be included in overhead costs in 2006. These costs could be charged directly since this was the only contract on which the Company's Manassas, Virginia plant performed work during the four months ended November 30, 2005.

     General and Administrative expenses increased $365,000, due to increased labor and labor related costs and to increased costs associated with the Company's annual audit and the audit of its Savings and Retirement Plan.

     Depreciation expense decreased $60,000 related to equipment sales over the past four quarters resulting in fewer depreciable assets.


BACKLOG

     At January 31, 2007, the Company's backlog was $30 million, a decrease of approximately $3 million from January 31, 2006 and an increase of $5.5 million from July 31, 2006. It is anticipated that substantially all of the $30 million backlog will be completed within the next twelve months.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     The Company's cash equivalents, invested in interest-bearing instruments, are presented at fair value on the Company's balance sheets. The Company's exposure to market risks for changes in interest rates relate primarily to these investments and current and long-term debt.

Item 4. Controls and Procedures

     As of January 31, 2007, an evaluation was performed under the supervision and with the participation of the Company's management, including Chief Executive Officer (CEO) and Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and Controller, concluded that the disclosure controls and procedures were effective as of January 31, 2007. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to January 31, 2007.

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

     The Company is operating under a Forbearance Agreement with its major lender pursuant to which it owes approximately $3.0 million on June 30, 2007. Pertinent information to the agreement is as follows:

(1) On December 31, 2006, the Company agreed to restore its deposit in a money market account to $200,000, to be drawn against to pay interest;

(2) The term of the Forbearance Agreement was extended through June 30, 2007;

(3) The Williams Family Limited Partnership (WFLP) reaffirmed the amount of its pledge of collateral of approximately $1.8 million;

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

Pertinent information to the agreement is as follows:

(1) On December 31, 2006, the Company agreed to restore its deposit in a money market account to $200,000, to be drawn against to pay interest;

(2) The term of the Forbearance Agreement was extended through June 30, 2007;

(3) The Williams Family Limited Partnership (WFLP) reaffirmed the amount of its pledge of collateral of approximately $1.8 million;

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

(b) Reports on Form 8-K

            December 22, 2006  Reporting the Sale of the Company's
                               Property in Wilmington, DE

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

March 9, 2007               Williams Industries, Incorporated
                           ------------------------------------
                                      Registrant
                           /s/ Frank E. Williams, III
                           -------------------------------
                           Frank E. Williams, III
                           Chairman of the Board, President,
                           Chief Executive Officer,
                           Chief Financial Officer















20