Form 10-Q
period 2007-04-30
WILLIAMS INDUSTRIES INC
filed 2007-06-13
CIK 107294

UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, DC 20549



                              FORM 10Q



           Quarterly Report Under Section 13 or 15(d) of

                the Securities Exchange Act of 1934



        For Quarter Ended                 April 30, 2007



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

               WILLIAMS INDUSTRIES, INCORPORATED

                           FORM 10-Q

              FOR THE QUARTER ENDED APRIL 30, 2007

                       TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                          PAGE



ITEM 1.  FINANCIAL STATEMENTS



     Condensed Consolidated Balance Sheets -

          April 30, 2007 and July 31, 2006 (Unaudited)                    1



     Condensed Consolidated Statements of Operations -

          Three and nine months ended April 30, 2007

          and 2006 (Unaudited)                                            2



     Condensed Consolidated Statements of Cash Flows -

          Nine months ended April 30, 2007 and 2006 (Unaudited)           3



     Notes to Condensed Consolidated Financial Statements (Unaudited)     4



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   13



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES

         ABOUT MARKET RISKS                                              19



ITEM 4.  CONTROLS AND PROCEDURES                                         19



PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS                                               20



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                       21



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                 21



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF

         SECURITY HOLDERS                                                22



ITEM 5.  OTHER INFORMATION                                               22



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                22



CERTIFICATIONS AND SIGNATURES                                            23

              WILLIAMS INDUSTRIES, INCORPORATED

           CONDENSED CONSOLIDATED BALANCE SHEETS

        (Unaudited - in thousands except share data)



                           ASSETS

                        ------------

                                      April 30,      July 31,

                                        2007           2006

                                    -----------    -----------

CURRENT ASSETS

Cash and cash equivalents             $   283        $   952

Accounts receivable, net               15,744         15,223

Inventory                               1,879          2,674

Costs and estimated earnings in

     excess of billings

     on uncompleted contracts           2,555          1,091

Prepaid and other assets                1,281          1,307

                                    -----------    -----------

          Total current assets         21,742         21,247

                                    -----------    -----------

PROPERTY AND EQUIPMENT, AT COST        21,771         23,001

      Accumulated depreciation        (14,158)       (14,333)

                                    -----------    -----------

Property and equipment, net             7,613          8,668

                                    -----------    -----------

OTHER ASSETS                              208            203

                                    -----------    -----------

TOTAL ASSETS                         $ 29,563       $ 30,118

                                    ===========    ===========



              LIABILITIES AND STOCKHOLDERS' EQUITY

              ------------------------------------

CURRENT LIABILITIES

Current portion of notes payable     $  9,308       $  4,875

Accounts payable                        6,935          7,037

Billings in excess of costs and

     estimated earnings

     on uncompleted contracts           2,471          2,779

Financing obligations resulting

     from sale-leaseback transactions     574            599

Other liabilities                       2,169          2,058

                                    -----------    -----------

          Total current liabilities    21,457         17,348



LONG-TERM LIABILITIES

Notes payable, less current portion       492          3,874

Financing obligations resulting

     from sale-leaseback transactions   3,608          3,732

                                    -----------    -----------

          Total Liabilities            25,557         24,954

                                    -----------    -----------

MINORITY INTERESTS                        165            177

                                    -----------    -----------

COMMITMENTS AND CONTINGENCIES



STOCKHOLDERS' EQUITY

Common stock - 3,665,030 and 3,654,100

     shares issued and outstanding        366            365

Additional paid-in capital             16,634         16,610

Accumulated deficit                   (13,159)       (11,988)

                                    -----------    -----------

     Total stockholders' equity         3,841          4,987

                                    -----------    -----------

TOTAL LIABILITIES

     AND STOCKHOLDERS' EQUITY        $ 29,563       $ 30,118

                                    ===========    ===========

     See Notes To Condensed Consolidated Financial Statements

             WILLIAMS INDUSTRIES, INCORPORATED

      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                        (Unaudited)

($000 omitted)

                       Three Months Ended     Nine Months Ended

                            April 30,             April 30,

                         2007      2006       2007      2006

                       --------  --------   --------  --------

REVENUE

  Construction         $ 4,457   $ 3,325    $10,923   $10,732

  Manufacturing          6,953     7,020     19,805    22,759

  Other                     64       420        245       527

                       --------  --------   --------  --------

    Total revenue       11,474    10,765     30,973    34,018

                       --------  --------   --------  --------

DIRECT COSTS

  Construction           3,552     2,165      8,057     7,373

  Manufacturing          4,889     4,951     14,389    16,205

                       --------  --------   --------  --------

    Total direct costs   8,441     7,116     22,446    23,578

                       --------  --------   --------  --------

GROSS PROFIT             3,033     3,649      8,527    10,440

                       --------  --------   --------  --------

GAIN ON LAND SALE         -         -         1,136      -

                       --------  --------   --------  --------

EXPENSES

  Overhead               1,142     1,225      3,502     3,506

  General and admin.     1,872     1,639      5,440     4,842

  Depreciation             366       377      1,136     1,207

  Interest                 305       333        738       780

                       --------  --------   --------  --------

    Total expenses       3,685     3,574     10,816    10,335

                       --------  --------   --------  --------

(LOSS) INCOME BEFORE

  INCOME TAXES AND

  MINORITY INTERESTS      (652)       75     (1,153)      105



INCOME TAX PROVISION       -         -         -          -

                       --------  --------   --------  --------

(LOSS) INCOME BEFORE

  MINORITY INTERESTS      (652)       75     (1,153)      105



  Minority interests        (8)      (13)       (18)      (25)

                       --------  --------   --------  --------

NET (LOSS) INCOME      $  (660)  $    62    $(1,171)  $    80

                       ========  ========   ========  ========

NET (LOSS) INCOME PER

  COMMON SHARE:



(LOSS) INCOME PER

  COMMON SHARE-BASIC   $ (0.18)   $  0.02  $  (0.32)  $  0.02

                       ========  ========   ========  ========

(LOSS) INCOME PER

  COMMON SHARE-DILUTED $ (0.18)   $  0.02  $  (0.32)  $  0.02

                       ========  ========   ========  ========

WEIGHTED AVERAGE NUMBER

  OF SHARES OUTSTANDING:

  BASIC AND DILUTED   3,662,783  3,653,400  3,659,810  3,651,206

                      =========  =========  =========  =========

   See Notes To Condensed Consolidated Financial Statements

                WILLIAMS INDUSTRIES, INCORPORATED

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   (Unaudited in thousands)



                                    Nine Months Ended April 30,

                                           2007       2006

                                         --------   --------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss) income                      $(1,171)   $    80



NET CASH USED IN OPERATING ACTIVITIES     (1,284)    (2,196)



CASH FLOWS FROM INVESTING ACTIVITIES:

  Expenditures for property,

    plant and equipment                     (789)      (184)

  Proceeds from sale of

    property, plant and equipment          1,678      1,874

                                         --------   --------

NET CASH PROVIDED BY INVESTING ACTIVITIES    889      1,690

                                         --------   --------

CASH FLOW FROM FINANCING ACTIVITIES:

   Proceeds from borrowings                7,933      8,145

   Repayments of notes payable            (7,031)    (7,311)

   Issuance of common stock                   25         14

   Minority Interest in dividends            (30)       (30)

                                         --------   --------

NET CASH PROVIDED BY FINANCING ACTIVITIES    897        818

                                         --------   --------

NET (DECREASE) INCREASE

  IN CASH AND CASH EQUIVALENTS              (669)       392

CASH AND CASH EQUIVALENTS,

  BEGINNING OF PERIOD                        952        764

                                         --------   --------

CASH AND CASH EQUIVALENTS, END OF PERIOD $   283    $  1,156

                                         ========   ========





    See Notes To Condensed Consolidated Financial Statements

                WILLIAMS INDUSTRIES, INCORPORATED

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       APRIL 30, 2007



1.  INTERIM FINANCIAL STATEMENTS AND COMPANY LIQUIDITY



     This document includes unaudited interim financial statements that should be read in conjunction with the Company's latest audited annual financial statements. However, in the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the Company's financial position as of April 30, 2007 and July 31, 2006 and the results of its operations for the three and nine months ended April 30, 2007 and 2006, respectively; and

its cash flows for the nine months ended April 30, 2007 and 2006,

respectively. Operating results for the three and nine months ended April 30,

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

Additional information will be forthcoming as appropriate.



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

In addition, the Company is in default of nearly all of its other debts and leases. Because of the Company's financial condition and uncertain market conditions in its areas of operation, there remains a significant risk that the Company may not be able to book additional work to maintain its level of operations. The Company operates in an industry where there are large risks related to estimating and performing work and collecting amounts earned.  The

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

Stock-Based Compensation-Transition and Disclosure" to account for its stock option plans. The Statement requires public companies to treat stock options and all other forms of shared-based payments to employees as compensation costs in the income statement; however, the approach is similar to the guidance set forth in SFAS No. 123. The adoption of SFAS No. 123 (R) had no impact on the Company's condensed consolidated financial statements for the three and nine months ended April 30, 2007 and 2006 since there were no stock grants issued during those periods and all prior grants were fully vested at the date the Statement was adopted. The Company grants options for common stock at an option price not less than the fair market value of the stock on the date of grant. The Company's stock option plans are more fully described in Note 6 and in the Company's Annual Report on Form 10-K for fiscal year ended July 31, 2006.





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

Williams Bridge shall have the option to continue its lease of the portion of the property which has been cleared (approximately 2 acres) for the duration of the lease term. The Company will incur annual rent expense of approximately $72,000. The Company has not made payments to WFLP for rent during the current fiscal year and therefore those balances will accrue interest at the prime interest rate plus three percent.



     During the nine months ended April 30, 2007, the Company borrowed

$580,000 from WFLP while repaying $312,000.



     Lease and interest expense for the three and nine months ended April 30,

2007 and 2006 are reflected below. Additionally, at April 30, 2007 and July

31, 2006, Notes Payable and Accounts Payable, representing lease payments, to

WFLP are reflected below.



                      Three Months Ended    Nine Months Ended

                             April 30,          April 30,

(in thousands)           2007      2006      2007      2006

                        ------    ------    ------    ------

Lease Expense            $ 11      $ 11      $ 32      $ 21

Interest Expense         $ 70      $ 45      $210       $99



                                           Balance   Balance

                                          April 30,  July 31,

                                             2007      2006

                                            ------    ------

Notes Payable                               $3,341    $3,072

Accounts Payable                            $  305    $  192



     On September 23, 2005, the Company sold its Richmond, Virginia property for $2,750,000 to the Company's founder and largest shareholder, and concurrently entered into an agreement to lease the property back at $252,000 per year through April 30, 2011, subject to increases related to the variable interest rate in the buyer's financing. In addition, the Company received an option to buy the property back any time during the lease term for the same price for which it was sold. Consideration equal to the full purchase price was received at closing. Because the Company has an option to repurchase the property at the same price for which it was sold and therefore has the ability to benefit from future appreciation in the value of the property, and because the present value of future payments is significantly less than the property's fair value, the transaction has been accounted for as a financing transaction. As a result, consideration received from the purchaser is included in the accompanying consolidated balance sheet as "Financing obligations resulting from sale-leaseback transactions" and payments made under the lease are being treated as rent expense (at an effective rate of approximately 9.2%). A sale will be recognized if and when the Company's lease and related option to repurchase expire or terminate.



     The land and building in this transaction are included in property and equipment as follows:

                                               Balance

                                            April 30, 2007

                                            --------------

Land                                            $  357

Building & improvements                          2,190

                                               --------

 Total property at cost                          2,547

Less: Accumulated depreciation                  (1,546)

                                               --------

  Property, net                                 $1,001

                                               ========



     Depreciation on the building and improvements will continue to be charged to operations until a sale has been recognized.



     Future minimum annual payments required under the leaseback, as of April

30, 2007, are as follows:



     2008             $  252

     2009                252

     2010                252

     2011                252

                      -------

    Total             $1,008

                      =======



     Rent expense relating to this financing agreement was $57,000 and

$171,000 for the three and nine months ended April 30, 2007, and $57,000 and

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

FlexLease, LLC, an entity owned by Director Frank E. Williams, Jr., his son

H. Arthur Williams, President of Williams Steel Erection Company, Inc. and

General Counsel Daniel K. Maller, also a Vice President of Williams Bridge

Company.  During the quarter ended October 31, 2006, one additional crane which was previously leased by the Company, was acquired by FlexLease. The crane was subsequently sold to the Company for $165,000 with the Company entering into a note to FlexLease for three years at the prime rate of interest plus one percent (currently 9.25%).  The Company has the right to buy each crane for the amount paid by FlexLease plus a fee of 1%-3% depending on when such right is exercised. These transactions, which were approved by the Company's independent directors and offered on better terms than available from unrelated lenders and lessors, include buy-back provisions,

which will allow the Company to pursue alternate financing. These cranes support the construction activities of the Company. The Company entered into short-term "lease/purchase" agreements on six cranes, one of which was subsequently sold to a non-affiliated third party during the year ended July

31, 2006, and a financing agreement on two cranes. Lease and interest expense for the three and nine months ended April 30, 2007 and 2006 are reflected below. Additionally, Notes payable and Accounts payable, representing lease payments at April 30, 2007 and July 31, 2006 are reflected below.



                      Three Months Ended    Nine Months Ended

                             April 30,          April 30,

(in thousands)           2007      2006      2007      2006

                        ------    ------    ------    ------

Lease Expense             $40       $22      $154        $43

Interest Expense          $34       $11      $104        $11



                                           Balance   Balance

                                          April 30,  July 31,

                                             2007      2006

                                            ------    ------

Notes Payable                               $1,161    $1,109

Accounts Payable                              $191       $51



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

Long Term Liabilities on the Condensed Consolidated Balance Sheet.



     The previously owned cranes, in these transactions, are included in property and equipment as follows:



                                           Balance

(In thousands)                         April 30, 2007

                                       --------------

Cranes & Heavy Equipment                    $ 2,465

Less: Accumulated depreciation               (1,247)

                                            --------

  Property, net                             $ 1,218

                                            ========

     Depreciation on the previously owned cranes will continue to be charged to operations until a sale has been recognized.



     Mr. Frank E. Williams, Jr., who owned or controlled approximately 48% of the Company's stock at April 30, 2007, also owns controlling interests in

Williams Enterprises of Georgia, Inc., and Structural Concrete Products, LLC.

Additionally, Mr. Williams, Jr. owns a substantial interest in Bosworth Steel

Erectors, Inc. Amounts receivable and payable to these entities at April 30,

2007 and July 31, 2006, and revenue earned and costs incurred with these entities during the three and nine months ended April 30, 2007 and 2006 are reflected below.



                           Three Months Ended    Nine Months Ended

                                  April 30,          April 30,

(in thousands)                2007      2006      2007      2006

                             ------    ------    ------    ------

Revenue                       $162      $129      $736      $338

Billings to entities          $206      $355      $805      $533

Costs and expenses incurred   $ 69      $ 71      $199      $341



                                                Balance   Balance

                                               April 30,  July 31,

                                                  2007      2006

                                                 ------    ------

Accounts receivable                               $789      $843

Notes Payable                                       $2       $21

Accounts Payable                                  $626      $538

Billings in excess of costs and estimated

 earnings on uncompleted contracts net of Costs

 and Estimated Earnings in Excess of Billings     $(81)      $69

Accrued Interest Payable                          $ -         $2



     Directors Frank E. Williams, Jr. and Stephen N. Ashman are shareholders and directors of a commercial bank from which the Company obtained a $240,000 note payable on December 23, 2002. The note, which replaced an existing note payable that had a higher interest rate and payment, was negotiated at arms length under normal commercial terms. Interest expense for the three and nine months ended April 30, 2007 and 2006, respectively, is reflected below. The balance outstanding at April 30, 2007 and July 31, 2006 is also reflected below.



                      Three Months Ended    Nine Months Ended

                             April 30,          April 30,

(in thousands)           2007      2006      2007      2006

                        ------    ------    ------    ------

Interest Expense           $1        $2        $5        $7



                                           Balance   Balance

                                          April 30,  July 31,

                                             2007      2006

                                            ------    ------

Note Payable                                  $32       $72





Directors



     At April 30, 2007, the Company owed its non-employee members of the

Board of Directors approximately $140,000 for unpaid director fees.





3.  SEGMENT INFORMATION



     Information about the Company's operations for the three and nine months ended April 30, 2007 and 2006 is as follows (in thousands):



                              Three Months Ended     Nine Months Ended

                                   April 30,             April 30,

(in thousands)                 2007        2006        2007        2006

                             --------    --------    --------    --------

Revenues:

  Construction               $ 5,132     $ 3,856     $12,591     $12,078

  Manufacturing                8,097       7,361      21,090      23,630

  Other                           64         562         245         954

                             --------    --------    --------    --------

                              13,293      11,779      33,926      36,662

                             --------    --------    --------    --------

Intersegment revenues:

  Construction                   675         531       1,668       1,346

  Manufacturing                1,144         341       1,285         871

  Other                         -            142        -            427

                             --------    --------    --------    --------

                               1,819       1,014       2,953       2,644

                             --------    --------    --------    --------

Consolidated revenues:

  Construction                 4,457       3,325      10,923      10,732

  Manufacturing                6,953       7,020      19,805      22,759

  Other                           64         420         245         527

                             --------    --------    --------    --------

Total Consolidated Revenues  $11,474     $10,765     $30,973     $34,018

                             --------    --------    --------    --------

Operating (loss) income:

  Construction                $ (144)      $  48     $  (322)     $   60

  Manufacturing                  283         429          12       1,586

                             --------    --------    --------    --------

Consolidated

  operating income (loss)        139         477        (310)      1,646

General corporate expense, net  (486)        (69)     (1,241)       (761)

Interest expense                (305)       (333)       (738)       (780)

Gain on land sale                -           -         1,136         -

Minority interests                (8)        (13)        (18)        (25)

                             --------    --------    --------    --------

Coporate (loss) income        $ (660)      $  62     $(1,171)     $   80

                             ========    ========    ========    ========



     The majority of revenues are derived from projects on which the Company is a subcontractor of a material supplier, contractor or subcontractor.

Where the Company acts as a subcontractor, it is invited to bid by firms seeking construction services or materials. Therefore, it is important to maintain favorable business relations with those firms. In the manufacturing segment, for the nine months ended April 30, 2007, one customer accounted for

16% of total "consolidated revenue" and two customers accounted for 25% and

11% of "manufacturing revenue". For the nine months ended April 30, 2006, two customers accounted for 21% and 16% of total "consolidated revenue" and 32%

and 24% of "manufacturing revenue". In the construction segment, for the nine months ended April 30, 2006, two customers accounted for 15% and 14% of

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





5.  PURCHASE OF ASSETS



     During the quarter ended April 30, 2007, the Company purchased a truck and capitalized major repairs of equipment of approximately $167,000 in

Property and Equipment.





6.  COMMON STOCK OPTIONS



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



     The adoption of SFAS No. 123 (R) had no impact on the Company's condensed consolidated financial statements for the three and nine months ended April 30, 2007 and 2006 since no stock based grants were issued and all prior grants were fully vested. The Company generally grants options for common stock at an option price equal to the fair market value of the stock on the date of grant. The Company's stock option plans are more fully described in the Company's Annual Report on Form 10-K for fiscal year ended

July 31, 2006.



     At April 30, 2007, the Company had 79,500 stock options outstanding and exercisable at a weighted average exercise price of $4.21 per share. The exercise price ranges from $3.55 per share to $5.61 per share. All unexercised stock options expire by January 20, 2010.





7.  SUBSEQUENT EVENT



     The Company, with the written approval of the NASDAQ Compliance

Department, voluntarily delisted its stock from the NASDAQ and the stock,

as of May 16, 2007, is trading on the OTC.





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

lender, United Bank, pursuant to which it owes approximately $3.0 million on

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

Company operates in an industry where there are large risks related to estimating and performing work and collecting amounts earned.



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



     The Company's manufacturing segment produced an operating profit of

$283,000 for the quarter ended April 30, 2007 compared to an operating profit of $429,000 for the quarter ended April 30, 2006. While the Company's stay-

in-place decking subsidiary and its miscellaneous metals subsidiary were profitable for the quarter, its bridge girder subsidiary operated at a loss on lower revenues and increased labor costs on its contracts. Due to cost overruns, it was not able to manufacture product at efficient levels. Due to lower bidding activity in its market areas, and competitive bidding of new contracts in those areas, the subsidiary may be unable to restore its backlog to profitable levels of production.



     The construction segment produced an operating loss of $144,000 for the quarter ended April 30, 2007 compared to an operating profit of $48,000 for the quarter ended April 30, 2006. In 2007, the segment's crane rental subsidiary had lower revenue, and recorded a loss of $111,000 on the sale of a heavy lift crane. The segment's construction subsidiary had more revenue at reduced profit margins and higher overhead and general and administrative expenses.



     During its regular meeting on March 7, 2007, the Williams Industries

Board of Directors, after reviewing the current and future costs of remaining a public corporation, approved the appointment of a committee of independent directors to explore the possibility of taking the Company private.





Material Changes in Financial Condition

---------------------------------------



     For the nine months ended April 30, 2007, the following changes occurred:



     The Company's Cash and Cash Equivalents decreased $669,000.



     Accounts Receivable increased approximately $521,000 mainly from increased billings in the Company's manufacturing segment related to its stay-in-place decking subsidiary.



     Inventory decreased $795,000 mainly due to the Company's bridge girder subsidiary, which used steel plate on some contracts and also worked on a contract where the customer supplies the material. The Company's stay in place decking subsidiary has increased its inventory of galvanized steel coils to address the needs at its two plants. The Company believes it has adequate inventory on hand and on order to meet current needs.



     Property and Equipment, at Cost decreased $1.2 million. The Company purchased equipment or capitalized major repairs in the amount of approximately $789,000. One of the purchases was a heavy lift crane from Flex

Lease, which had previously been leased. The Company sold its Wilmington,

Delaware property, recording a gain of approximately $1.1 million, and sold a heavy lift crane, recording a loss of $111,000. It also disposed of obsolete equipment, with a cost of approximately $641,000, at a loss of $55,000.



     At April 30, 2007, the Company had approximately $7.9 million in variable rate notes payable. Total Notes Payable increased $967,000 during the nine months ended April 30, 2007.  The Company borrowed approximately $8 million, including $5.4 million financed by accounts receivable of the

Company's stay-in-place decking subsidiary; $1.7 million to finance Company insurance premiums; $580,000 from related parties to purchase equipment and fund operations; and $215,000 to purchase equipment. The Company repaid $7 million, which included payments of $3.8 million on financing secured by

Company accounts receivables; payments of $750,000 to United Bank and

$312,000 to the Williams Family Partnership from the proceeds of the

Company's land sale; with the remaining balance being paid from operations.

Notes payable to the Williams Family Limited Partnership of $3.2 million mature on September 30, 2007 and are included in "Current portion of notes payable" at April 30, 2007.



     Billings In Excess of Costs and Estimated Earnings on Uncompleted

Contracts net of Costs and Estimated Earnings in Excess of Billings,

decreased $1.8 million.



     Other Liabilities increased $111,000, mainly related to increased payroll related costs as the Company's steel erection subsidiary increased its personnel to complete the inner loop of the Woodrow Wilson Bridge project outside of Washington, D.C.



     Stockholders' Equity decreased $1.1 million to $3.8 million as the

Company recorded a loss of $1.2 million for the period and issued stock realizing proceeds of $25,000.



     For the nine months ended April 30, 2007, the Company used net cash of

$669,000. It used $1.3 million in operations. It generated $889,000 in investing activities as it sold its Wilmington, Delaware land for approximately $1.3 million, and it purchased equipment and made capital repairs to existing equipment of $789,000. Net cash was provided from financing activities of $897,000. The Company borrowed approximately $8 million, including $5.4 million financed by accounts receivable, $1.7 million to finance Company insurance premiums; $580,000 from related parties to purchase equipment and fund operations; and $215,000 to purchase equipment.

The Company repaid $7 million, which included payments of $3.8 million on financing secured by accounts receivable; payments of $750,000 to United Bank and $312,000 to the Williams Family Partnership from the proceeds of the

Company's land sale; with the remaining balance being paid from operations.

The Company issued stock realizing proceeds of $25,000.





Material Changes in Results of Operations

-----------------------------------------



Three Months Ended April 30, 2007 Compared to

Three Months Ended April 30, 2006



     For the quarter ended April 30, 2007, the Company reported an increase in revenues and a decrease in gross profit and gross profit percentage when compared to the quarter ended April 30, 2006.



     The Company reported a net loss of $660,000, or $0.18 per share, on total revenue of $11.5 million for 2007 as compared to a profit of $62,000,

or $.02 per share, on total revenue of $10.8 million for 2006.



     In the manufacturing segment, revenues and gross profit decreased slightly while the gross profit percentage increased from 29.5% in 2006 to

29.7% in 2007. While the Company's bridge girder subsidiary continues to struggle with its production, producing lower revenues and profit margins,

its stay-in-place decking subsidiary recorded higher revenues and gross profits as it manufactured more product. The stay-in-place subsidiary's profit margins have increased as it has been able to work on newer contracts,

and as steel prices have remained reasonably stable, it has been able to buy steel at more competitive prices. Operating income decreased $146,000 when the two periods are compared due mainly to the decrease in gross profit at the bridge girder subsidiary.



     While Construction segment revenues increased $1.2 million when the two quarters are compared, gross profit decreased $255,000 and the gross profit percentage decreased from 34.8% in 2006 to 20.3% in 2007. Higher labor and labor related costs contributed to the reduced gross profit and gross profit percentage. While Overhead and General and Administrative expenses decreased,

the decrease in gross profit produced the decline in operating results of approximately $192,000, dropping from a $48,000 operating profit in 2006 to a

$144,000 operating loss in 2007.



     Overhead decreased $83,000 mainly due to reduced consumables spending.



     General and Administrative expenses increased $233,000, due to increased labor and related costs, and the loss of $111,000 on the sale of a heavy lift crane.



Nine Months Ended April 30, 2007 Compared to

Nine Months Ended April 30, 2006



     For the nine months ended April 30, 2007, the Company reported a decrease in revenues, gross profit and gross profit percentage when compared to the nine months ended April 30, 2006.



     The Company reported a net loss of $1.2 million, or $0.32 per share, on total revenue of $31 million for 2007 as compared to a net profit of $80,000,

or $.02 per share, on total revenue of $34 million for 2006.



     In the manufacturing segment, operating results decreased by $1.6 million when the two periods are compared due to the decrease in gross profit and increased overhead and general and administrative expense. Revenues decreased $3 million, gross profit decreased $1.1 million and gross profit percentage decreased from 28.8% in 2006 to 27.3% in 2007. The decreases are attributed to the Company's bridge girder subsidiary, where its revenue decreased as the subsidiary worked on some contracts where material was provided by the customer, reducing the total revenue of the contracts while maintaining gross profit for the work. However, gross profit declined as the subsidiary revised its projected revenues and labor costs on several contracts. These decreases where offset by increases in revenue and gross profit at the stay-in-place decking subsidiary, which has been operating both of its plants more efficiently.  Material prices continue to be stable and the supply adequate.



     Construction segment revenues increased $191,000 while gross profit decreased $493,000 when the two periods are compared. Gross profit percentage decreased from 31.3% in 2006 to 26.2% in 2007. The segment's operating loss was $322,000 for 2007 compared to profit of $60,000 for 2006.



     While Overhead remained the same when the two periods are compared,

during the first four months of fiscal 2006, labor and other costs were charged directly to the Company's bridge girder fabrication company's I-

95/395/495 contract that would have otherwise been included in overhead costs in 2006. These costs could be charged directly since this was the only contract on which the Company's Manassas, Virginia plant performed work during the four months ended November 30, 2005.



     General and Administrative expenses increased $598,000, due to increased labor and labor related costs, increased costs associated with the Company's annual audit and the audit of its Savings and Retirement Plan, and the loss on disposal of fixed assets of $165,000.



     Depreciation expense decreased $71,000 related to equipment sales over the past four quarters resulting in fewer depreciable assets.





BACKLOG



     At April 30, 2007, the Company's backlog was $23.9 million, a decrease of approximately $2 million from April 30, 2006 and a decrease of approximately $1 million from July 31, 2006. It is anticipated that substantially all of the $24 million backlog will be completed within the next twelve months.





Item 3. Quantitative and Qualitative Disclosures About Market Risk



Interest Rate Risk



     The Company's cash equivalents, invested in interest-bearing instruments, are presented at fair value on the Company's balance sheets.

The Company's exposure to market risks for changes in interest rates relate primarily to these investments and current and long-term debt.





Item 4. Controls and Procedures



     As of April 30, 2007, an evaluation was performed under the supervision and with the participation of the Company's management, including Chief

Executive Officer (CEO) and Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's management, including the CEO and Controller,

concluded that the disclosure controls and procedures were effective as of

April 30, 2007.  There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to April 30, 2007.



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

lender, United Bank, pursuant to which it owes approximately $3.0 million on

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

lender, United Bank, pursuant to which it owes approximately $3.0 million on

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

               Exhibit 31.2  Section 302 Certification for

                             Christ H. Manos

               Exhibit 32.1  Section 906 Certification for

                             Frank E. Williams, III and Christ H. Manos

               Exhibit 99    Press Release announcing third quarter losses



(b) Reports on Form 8-K



               May 18, 2007  Item 9.01. Press release announcing the

                             Company's voluntary delisting from the NASDAQ

                             and trading on the OTC.





                            Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



June 12, 2007               Williams Industries, Incorporated

                            ---------------------------------

                                      Registrant



                            /s/ Frank E. Williams, III

                            ----------------------------

                            Frank E. Williams, III

                            Chairman of the Board, President,

                            Chief Executive Officer,

                            Chief Financial Officer