Form 10-K
period 2007-07-31
WILLIAMS INDUSTRIES INC
filed 2007-10-23
CIK 107294

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-K

X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended:
                          July 31, 2007

                    Commission File No. 0-8190

                 WILLIAMS INDUSTRIES, INCORPORATED

                              Virginia
                   (State or Other jurisdiction
                  of Incorporation or Organization)

                             54-0899518
               I. R. S. Employer Identification No.

                     8624 J.D. Reading Drive
                     Manassas, Virginia 20109
                         (703) 335-7800
           (Address of principal executive offices
                     and telephone number)

Securities registered under Section 12(b) of the Exchange Act:
                             None

Securities registered under Section 12(g) of the Exchange Act:
                Common Stock, $0.10 Par Value
                        (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                          Yes __No x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange
Act.                      Yes _ No x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.      Yes x  No _

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10-K. _

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
           Large accelerated filer __Accelerated filer __
           Non-accelerated filer x

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
                           Yes __No x

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the last sale price as reported on January 31, 2007 was $3,727,563.
As of July 31, 2007, there were 3,666,850 shares of the registrant's Common Stock outstanding.

The following document is incorporated herein by reference thereto in response to the information required by Item 5 of
Part II and Items 10, 11, 12, 13 and 14 of Part III of this report:
             * Proxy Statement Relating to Annual Meeting of
               Shareholders to be held December 6, 2007.

Table of Contents

Part I:

Item 1.          Business. . . . . . . . . . . . . . . . . . .    3
Item 1A.          Risk Factors . . . . . . . . . . . . . . . .   10
Item 2.          Properties. . . . . . . . . . . . . . . . . .   12
Item 3.          Legal Proceedings . . . . . . . . . . . . . .   13
Item 4.          Submission of Matters
                               to a Vote of Security Holders . . 14

Part II:

Item 5.          Market for the Registrant's Common Equity
                 and Related Security Holder Matters and
                 Issuer Purchases of Equity Securities . . . .   14
Item 6.          Selected Financial Data . . . . . . . . . . .   15
Item 7.          Management's Discussion and Analysis
                 Of Financial Condition
                 and Results of Operations  . . . . . . . . .    17
Item 7A.         Quantitative and Qualitative Disclosures
                 about Market Risk  . . . . . . . . . . . . . .  25
Item 8.          Financial Statements and Supplementary Data . . 25
Item 9.          Changes in and Disagreements with
                 Accountants on Accounting and Financial
                 Disclosure . . . . . . . . . . . . . . . . .    25
Item 9A.         Controls and Procedures. . . . . . . . . . . .  26


Part III:

Item 10.          Directors and Executive Officers of
                  the Registrant. . . . . . . . . . . . . . . . .  26
Item 11.          Executive Compensation. . . . . . . . . . . . .  26
Item 12.          Security Ownership of Certain Beneficial
                  Owners and Management and Related
                  Shareholder Matters . . . . . . . . . . . . . .  26
Item 13.          Certain Relationships and Related Transactions   26
Item 14.          Principal Accounting Fees and Services. . . . .  26

Part IV:

Item 15.          Exhibits and Financial Statement Schedules . . . 27

PART I

Item 1. Business

A.  General Development of Business

     Williams Industries, Incorporated (the Company) services the construction market in the Mid-Atlantic region, providing specialized services and products to customers in the commercial, industrial, institutional, and governmental markets. These services are provided by operating subsidiaries in two segments, manufacturing and construction.

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

      Taken collectively, the manufacturing and construction subsidiaries are responsible for essentially all of the Company's revenues. The parent company, Williams Industries, Inc. and WII Realty Management, Inc., the Company's land holding subsidiary, provide a number of services for all of the subsidiaries, as well as dealing with financial institutions, shareholders, and regulatory agencies.

B.  Financial Information about Industry Segments

     The Company's activities are divided into three broad categories: (1) Manufacturing, which includes the fabrication of metal products; (2) Construction, which includes industrial, commercial and governmental construction, construction services such as rigging, the construction, repair and rehabilitation of bridges and the rental of heavy construction equipment and (3) Other, which includes risk and real estate management operations and other parent company transactions. Financial information about these segments is contained in Note 11 of the Notes to Consolidated Financial Statements. The following table sets forth the percentage of total revenue attributable to these categories for the years ended July 31, 2007, 2006, and 2005:
                    Fiscal Year Ended July 31,
                    -----------------------------
                    2007          2006          2005
                    ----          ----          ----
Manufacturing        63%           66%           61%
Construction         36%           33%           39%
Other                 1%            1%            0%

      For the year ended July 31, 2007, one customer accounted for 15% of consolidated revenue. Two customers accounted for 25% and 11% of manufacturing revenue. For the year ended July 31, 2006, one customer accounted for 21% of consolidated revenue. Three customers accounted for 31%, 14% and 11% of manufacturing revenue, and one customer accounted for 29% of construction revenue. For the year ended July 31, 2005, two customers accounted for 33% and 17% of consolidated revenues. Two customers accounted for 55% and 27% of manufacturing revenue and one customer accounted for 15% of construction revenue.

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

     Competition in this segment, based on price, quality and service, is intense. Revenue derived from any particular customer fluctuates significantly from year to year. For the year ended July 31, 2007, two customers accounted for 25% and 11% of manufacturing revenue. For the year ended July 31, 2006, three customers accounted for 31%, 14% and 11% of manufacturing revenues. For the year ended July 31, 2005, two customers accounted for 55% and 27% of manufacturing revenues.

      The Company maintains good relations with its vendors, generally receiving orders on a timely basis at reasonable cost.

a. Steel Manufacturing

     WBC operates two plants for the fabrication of steel girders and other components used in the construction, repair and rehabilitation of highway bridges and grade separations.

     One of these plants, located on the Company's property near Manassas, Virginia, is a large heavy plate girder fabrication facility and contains a main fabrication shop, ancillary shops and offices totaling approximately 46,000 square feet. The second plant, located on 27 acres in Richmond, Virginia and subject to a sale/leaseback described elsewhere in this document, is a full service fabrication facility and contains a main fabrication shop, ancillary shops and offices totaling approximately 128,000 square feet.

     Both plants have rail access and are located near an interstate highway. Both facilities have internal and external material handling equipment, modern fabrication equipment and large storage and assembly areas. WBC maintains American Institute of Steel Construction certifications for various steel building structures and all bridge structures and paint classifications.

     Both facilities are in good repair and designed for the uses to which they are applied. Since virtually all production at these facilities is for specific contracts rather than for inventory or general sales, utilization varies from time to time.

b.  Stay-In-Place Decking

     SIP is a steel specialty manufacturer, well known in the construction industry for fabrication of its sole product, "stay-in-place" steel decking used in the construction of highway bridges. It operates two manufacturing plants.

     One plant is located on six acres of land leased by SIP in Wilmington, Delaware. Leased facilities include a 12,000 square foot manufacturing facility and a 2,500 square foot office building. The second plant is a 50,000 square foot leased facility in Gadsden, Alabama.

     SIP, the leading manufacturer of this type of product in the Mid-Atlantic and Northeastern United States, has an extensive market area, including the entire east coast and southeastern United States.

c.  Light Structural Metal Products

      Piedmont Metal Products, Inc. fabricates light structural metal products at its facility in Bedford, Virginia. The facility, located on seven acres of land owned by PMP, is a full service fabrication facility containing two fabrication shops totaling 15,000 square feet and a 4,500 square foot office building. PMP maintains its American Institute of Steel Construction certification for Complex Steel Building Structures, which enables it to bid on a wide range of projects.

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

     The primary basis on which the Company is awarded construction contracts is price, since most projects are awarded on the basis of competitive bidding. While there are numerous competitors for commercial and industrial construction in the Company's geographic areas, the Company remains one of the larger and more diversified companies in its areas of operations. For the year ended July 31, 2007, no customer accounted for more than 10% of construction revenues. For the year ended July 31, 2006, one customer accounted for 29% of construction revenues. For the year ended July 31, 2005, one customer accounted for 15% of construction revenues.

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

3.  Other

a. General

     Both operating segments of the Company are influenced by adverse weather conditions, although the manufacturing segment is less subject to delays for inclement weather than is the construction segment. The ability to acquire raw materials and to ship finished product is, nevertheless, impacted by extreme weather. It is also possible that the manufacturing segment may have product ready to ship, but inclement weather could cause delays in construction timetables that require adjustments by the manufacturing companies. Because of the cyclicality and seasonality prevalent in the Company's business, higher revenue typically is recorded in the first (August through October) and fourth (May through July) fiscal quarters when the weather conditions are generally more favorable.

     Management is not aware of any environmental regulations that materially impact the Company's capital expenditures, earnings or competitive position.

     The Company employs between 250 and 500 employees. Many are employed on an hourly basis for specific projects, with the actual number varying according to the seasons and timing of contracts. At July 31, 2007 the Company had 333 employees, as compared to July 31, 2006 when there were 277. Included in these totals were 23 and 21 employees, respectively, subject to collective bargaining agreements. The Company believes it has good relationships with its employees.

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

Workers' Compensation Coverage

     During the year ended July 31, 2007, the Company had a "conventional" workers' compensation insurance program. Prior to February 1, 2005, the company had a "loss sensitive" workers' compensation insurance program. Under the "conventional" insurance program, the Company accrues expense based on rates applicable to payroll classifications, which are fixed at the time of the policy issuance. Under the "loss sensitive" programs that were in place prior to February 1, 2005, the Company accrued workers' compensation insurance expense based on estimates of its costs under the programs, and then adjusted these estimates based on claims experience.

     The Company maintains an aggressive safety inspection and training program, designed to provide a safe workplace for employees and minimize difficulties for employees, their families and the Company, should an accident occur.

4.  Backlog Disclosure

     As of July 31, 2007, the Company's backlog was $23.5 million, compared to $24.5 million at July 31, 2006 and $39.1 million at July 31, 2005. The backlog decreased approximately $1 million, comparing fiscal 2007 to fiscal 2006. The Company neared completion of the contract for the Woodrow Wilson Bridge, outside of Washington DC. Although a new highway bill was signed into law during fiscal 2006, the Company has just begun to see the effect of increased highway spending on projects in its market area. Competition in the bridge girder market continues to impact the manufacturing segment's ability to book additional work to rebuild its backlog. The Company needs to obtain additional work to achieve revenues consistent with the past three years.

5.  Working Capital Requirements

     The Company has been operating for more than two years under a Forbearance Agreement with United Bank, pursuant to which it has been required to reduce the amounts owing and to make interest payments as if the debt had not been accelerated. Additionally, over the past several years, the Company has borrowed in excess of $4 million from its founder and largest shareholder Frank E. Williams, Jr. and his related entities. The status and history of these loans is described elsewhere in this report. Due to the acceleration of the Company's debt with United Bank on its line of credit, the reclassification of long-term debt to affiliates to short-term, and the use of short-term asset based financing at the Company's stay-in-place decking subsidiary during the year ended July 31, 2007, working capital decreased to a deficit of $401,000 from a working capital surplus of $3.9 million at July 31, 2006.

     From time to time, the Company will be required to maintain inventory at increased levels to assure timely delivery of its product and to maintain manufacturing efficiencies in its plants. Historically, to minimize the use of the Company's lines of credit, the Company had established special payment terms, including "pay when paid" agreements, with many of its principal suppliers. These terms have been modified or eliminated by many suppliers, placing a strain on the Company's cash flow. However, on some projects, the Company is able to bill for raw materials and for stored completed products.

     During the year ended July 31, 2007, the Company obtained asset based financing at its stay-in-place manufacturing subsidiary, which contributed to SIP's increased operations. The Company continues to pursue other financing options, including conventional, asset-based, and equity secured financing and exploring its strategic options relative to the sale of individual assets or subsidiaries to raise the capital needed to meet the debt obligations.

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

     Revenue Recognition - Revenues and earnings from contracts are recognized for financial statement purposes using the percentage-of-completion method; therefore, revenue includes that percentage of the total contract price that the cost of the work completed to date bears to the estimated final cost of the contract. Estimated contract earnings are reviewed and revised periodically, by managers who are responsible for each job, as progress on work is compared to budgets originally prepared by estimators. As work progresses, the cumulative effect of any change in estimate is recognized in the period in which the estimate changes. Retentions on contract billings are minimal and are generally collected within one year. When a loss is anticipated on a contract, the entire amount of the loss is provided for in the current period. Contract claims are recorded as revenue at the lower of excess costs incurred or the net realizable amount after deduction of estimated costs of collection. Additional contract revenue from contract claims are recorded when claims are expected to result in additional contract revenue and the amount can be reliably estimated. Management considers the following conditions when determining whether a contract claim can be recorded as revenue (a) the contract or other evidence provides a legal basis for the claim; or a legal opinion has been obtained, stating that under the circumstances there is a reasonable basis to support the claim (b) additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the Company's performance (c) costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed, and (d) the evidence supporting the claim is objective and verifiable.

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

     Deferred Taxes - Williams Industries, Inc. and its subsidiaries file consolidated federal income tax returns. The income tax provision (benefit) has been computed under the requirements of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". The Company records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying Consolidated Balance Sheets, as well as operating loss and tax credit carry forwards. The Company evaluates the recoverability of any tax assets recorded on the balance sheet and provides any allowances management deems appropriate. In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carry back opportunities, and tax planning strategies in making the assessment. The Company evaluates the ability to realize the deferred tax assets and assesses the need for additional valuation allowances quarterly. Due to the Company's losses in the years ended July 31, 2005, 2004 and 2003 and the uncertain business climate, management believed that it was more likely than not that all of the deferred tax asset would not be realized in the future. As such, the Company reserved the deferred tax asset of $3.1 million during the year ended July 31, 2005. As of July 31, 2007 and 2006, management continues to believe that it was more likely than not that the deferred tax assets of approximately $8 million and $7 million, respectively, would not be realized in the future, accordingly, the Company continues to fully reserve their deferred tax assets.

     Workers' Compensation - The Company maintains an aggressive safety inspection and training program, designed to provide a safe work place for employees and minimize difficulties for employees, their families and the Company, should an accident occur. During the year ended July 31, 2007, the Company had a "conventional" workers' compensations insurance program. Under the "conventional" insurance program, the Company accrues expense based on rates applicable to payroll classifications, which are fixed at the time of the policy issuance. Prior to February 1, 2005, the company had a "loss sensitive" workers' compensation insurance program. Under the "loss sensitive" program the Company accrued workers' compensation insurance expense based on estimates of its costs under the program, and then adjusted these estimates based on claims experience. When claims occurred, the Company's safety director worked with the insurance companies and the injured employees to minimize the total claim. Company personnel reviewed specific claims history and the insurance carrier reserves to adjust reserves for individual claims.

Item 1A.   Risk Factors

     The Company faces numerous business, financial and legal risks, and its auditors have expressed substantial doubt about its ability to continue as a going concern. The following is intended to supplement the discussion elsewhere in this document:

Availability of Financing: The Company has pledged substantially all of its assets to lenders under financial instruments that are in default. The Company is operating under a Forbearance Agreement with United Bank pursuant to which $2.9 million is scheduled to be repaid by December 31, 2007. One or more of these lenders could initiate legal action to seize their collateral, which would impair the Company's ability to operate in an orderly way and which might impair the value of the assets. The Company has employed a variety of measures to resolve and/or repay debt and lease agreements, which may not be available in the time period required or at reasonable terms.

The Company's independent auditors have expressed doubt about the Company's ability to continue as a going concern, which may hinder its ability to obtain future financing or continue operating in the current manner. In their report dated October 19, 2007, the Company's independent auditors stated that the financial statements for the year ended July 31, 2007 were prepared assuming that the Company would continue as a going concern. The Company's ability to continue as a going concern is an issue raised as a result of being in default on all its major debts and its current cash resources. The company's ability to continue as a going concern is subject to its ability to obtain necessary funding from sources, including generating positive cash flows from operations and sale of assets or obtaining loans from various financial institutions or insiders where possible. The going concern qualification in the auditor's report increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Availability of Work: The Company operates in highly competitive markets where its financial condition may impair its ability to obtain work to maintain its level of operations. The demand for many of the Company's services and products is related to government funding and to the business cycle, which can and do cause large swings in demand, which can dramatically affect pricing of work. The Company competes with a large number of small owner/operator contractors that tend to dominate smaller projects, together with larger, well-capitalized regional and national contractors, when bidding on larger projects.

Dependence on Public Sector Customers: Substantially all of the Company's revenue is generated from projects sponsored by federal, state and local governmental authorities. Consequently, any reduction in demand for the Company's services by these authorities for whatever reason, including a general economic slowdown or a continuation of the current trend toward reducing governmental spending, would have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, government contracts are generally terminable at will, subject to a relatively small cancellation payment.

Availability of Materials: The Company is dependent on a small number of suppliers of critical materials. Disruptions of supply, whether caused by cash flow deficiencies, weather, restricted supply, excess demand, or other factors, would have a material adverse impact on the Company, its financial condition and results of operations.

Cost of Energy: The volatility of the cost of energy has been a principal factor in the price of steel and other materials, but the Company is also directly exposed to escalating energy costs in its operations. The manufacturing segment is a large consumer of electricity, and electric rates can increase substantially. The construction segment is a large consumer of diesel fuel, which is directly related to the cost of oil. The increasing price of fuel is one factor contributing to the rising cost of trucking manufactured product, which has doubled over the past several years. This in turn can affect the manufacturing segment's ability to compete for work in markets relatively far from its facilities.

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

Dependence upon Executive Officers: The Company's operations are dependent upon the continued services of its executive officers. The loss of services of any of its executive officers, whether as result of death, disability or otherwise, could have a material adverse effect upon the Company's operations.

Stock Liquidity: The Company's stock is very thinly traded and subject to significant swings in response to buying or selling pressures. During the year ended July 31, 2007, the Company moved its stock from the NASDAQ Capital Market to the OTC markets.

Woodrow Wilson Bridge Contract delay claim: The Company's customer on its

Woodrow Wilson Bridge contract has asserted a claim for $6.3 million for damages purportedly based on delays to the construction of the "Outer Loop" structure, which was opened to traffic in 2006. While management believes this claim is not well founded, the possibility of an adverse result can not be ruled out, and such a result, or even the costs associated with defending the claim, would have a material adverse affect upon the Company's financial position, results of operations and cash flows.

Liability for Subcontractor Performance: The Company subcontracts portions of its work on some of its construction projects and is therefore responsible for the performance of the entire contract, including work assigned to subcontractors. Accordingly, the Company may be subject to substantial liability if a subcontractor fails to perform as required under its contract.

Variations in Quarterly Operating Results: The construction industry is seasonal, generally due to inclement weather occurring in the winter months. Accordingly, the Company generally experiences a seasonal pattern in its operating results. Quarterly results may also be affected by the timing of bid solicitations by governmental authorities and the stage of completion of major projects. Results for any one quarter, therefore, may not be indicative of results for other quarters or for the entire year.

Potential Liability for Environmental Damages and Personal Injury: The manufacturing and construction industries are subject to significant risks of statutory, contractual and common law liability for environmental damages and personal injury. The Company may be liable for claims arising from its on-site or off-site services, including mishandling of hazardous or non-hazardous waste material, or environmental contamination cause by the Company or its subcontractors, the costs for which could be substantial, even if the Company exercises due care and complies with all relevant laws and regulations. The Company is also subject to worker and third-party claims for personal injury resulting in substantial liability for which the Company may be uninsured. The Company carries insurance it considers sufficient to meet regulatory and customer requirements and to protect its assets and operations. Nevertheless, an uninsured claim against the Company could have a material adverse effect on its business, financial condition and results of operations. Moreover, any inability to obtain insurance of the type and in the amounts required in connection with specific projects could impair its ability to bid on or complete such projects.

The Company is Subject to Regulation. The Company's operations are subject to compliance with regulatory requirements of federal, state and municipal authorities, including regulations covering labor relations, safety standards, affirmative action and the protection of the environment, including requirements in connection with water discharge, air emissions and hazardous and toxic substance discharge. The Company believes that it is in substantial compliance with all applicable laws and regulations. However, changes to current laws and regulations imposing more stringent requirements could have a material effect on the Company.


Item 2.   Properties

     At July 31, 2007, the Company owned approximately 71 acres of industrial property, some of which is not developed but may be used for future expansion. Approximately 37 acres are in Manassas, Virginia; 27 acres are in

Richmond, Virginia, which was sold and leased back from the Company's founder and largest shareholder (see below); and 7 acres are in Bedford, Virginia. During the year ended July 31, 2007, the Company sold 6 acres of its land in Wilmington, Delaware, recognizing a gain of $1.1 million shown as other income on its consolidated statements of operations. Based on the sale price of a three-acre parcel of land in Manassas, Virginia, sold during the year ended July 31, 2006, and other information available to the Company, management believes the value of the Company's real property in Manassas, Virginia may exceed $15 million including the value of the equity sharing agreement on the ten acres described below.

     The Company owns and leases numerous large cranes, tractors, trailers and other equipment. During the year ended July 31, 2007, the Company sold one heavy lift crane, recording a loss of $111,000. During the year ended July 31 2006, the Company sold nine heavy lift cranes in its construction segment and one shot blasting machine and other equipment associated with the closure of the Bessemer, Alabama facility for $1.9 million, recording an aggregate net gain of approximately $77,000 on sales to unaffiliated third parties. Several of the crane transactions involve affiliated persons; such transactions are described more fully in Note 6 to the Notes to Consolidated Financial Statements.

     Under a lease/option agreement entered into in February 2000, the Company had an option to purchase an additional 10 acres adjoining its Manassas, Virginia property, for approximately $333,000. On July 31, 2006, due to material defaults by the Company under the lease option agreement, the agreement was modified to replace the option with an equity sharing formula, which in the event of the sale of the property would yield payment to the Company of 75% of the gain on the ten acres previously subject to the option.

     During the year ended July 31, 2006, the Company sold its Richmond, Virginia property to the Company's founder and largest shareholder, and leased it back with an option to buy it back for the same price for which it was sold. As a sale/leaseback transaction, the sale was treated as a financing activity and the gain on sale of approximately $1.7 million was recorded as a liability. The proceeds from the sale of $2.75 million were used to pay: approximately $835,000 on the first mortgage note to Wachovia Bank, $750,000 to United Bank, and $688,000 for related party notes payable owed to the purchaser of the property. The remaining $477,000 was used to pay related closing costs and fund operations.


Item 3.  Legal Proceedings

General

     The Company is party to various third party and contract claims arising in the ordinary course of business. Generally, third party claims exposure in the construction industry consists of employment claims of various types, workers compensation, personal injury, products' liability and property damage. In the opinion of management, and the Company's legal counsel, third party claims are substantially covered by insurance, and the ultimate disposition of such proceedings are not expected to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. Contract claims, which arise in the ordinary course of the Company's business, are not covered by insurance, but according to the

Company's accounting policies, are addressed in estimating contract costs and revenues, either of which may be increased or decreased by events relating to the performance of the Company's contracts.

     The Company's customer on its Woodrow Wilson Bridge contract has asserted a claim for $6.3 million for damages purportedly based on delays to the construction of the "Outer Loop" structure, which was opened to traffic in 2006. While management believes this claim is not well founded, the possibility of an adverse result can not be ruled out, and such a result, or even the costs associated with defending the claim, would have a material adverse affect upon the Company's financial position, results of operations and cash flows.


Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

Item 5.   Market for the Registrant's Common Equity,
          Related Stockholder Matters and Issuer Purchase of Equity Securities

     The Company's Common Stock trades on the over the counter markets under the symbol "(WMSI.PK)". The following table sets forth the high and low sales prices for the periods indicated, as obtained from market makers in the Company's stock.

  8/1/05  11/1/05   2/1/06   5/1/06   8/1/06   11/1/06   2/1/07   5/1/07
10/31/05  1/31/06  4/30/06  7/31/06  10/31/06  1/31/07  4/30/07  7/31/07
--------  -------  -------  -------  --------  -------  -------  -------
  $4.10    $2.31    $2.81    $2.55    $2.49     $2.40    $2.38    $2.23
  $1.36    $1.49    $1.82    $1.98    $2.13     $2.05    $2.01    $2.12

The prices shown reflect published prices, without retail mark-up, markdown, or commissions and may not necessarily reflect actual transactions.

     At July 31, 2007, there were 407 holders of record of the Common Stock.

     The Company paid no cash dividends during the years ended July 31, 2007 or 2006. Further, there are covenants in the Company's current credit agreements that prohibit cash dividends without the lenders' permission.




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

                                (a)          (b)          (c)
Equity compensation plans
approved by security holders     200,000      $3.83       140,000    (1)

Equity compensation plans
not approved by security          70,000      $3.83             0    (2)
holders

Total                            270,000      $3.83       140,000

   (1)    Plan approved by shareholders in November 1996
   (2) The options granted to non-employee directors and the shares issued upon exercise of these options are issued pursuant to Rule 144 of the 1933 Securities Act.

     In January 2001, the Company's Board of Directors authorized the Company to repurchase 175,000 shares of its own stock. There were no repurchases of stock during the years ended July 31, 2007 and 2006. As of July 31, 2007, the Company had repurchased 49,522 shares for $210,000. The Company has reissued 29,135 shares of stock for the exercise of stock options and the issuance of stock under the Company's Employees' Stock Purchase Plan.

     The Performance Graph required by Item 201(e) of Regulation S-K is hereby incorporated by reference into this Item 5 from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held December 6, 2007.


Item 6.  Selected Financial Data

     The following table sets forth selected financial data for the Company.

                SELECTED CONSOLIDATED FINANCIAL DATA
                (In millions, except per share data)

                                                 YEAR ENDED JULY 31,
                                  -------------------------------------------
                                   2007     2006     2005     2004     2003
                                  ------   ------   ------   ------   ------
Statements of Operations Data:
Revenue:
  Manufacturing                    $26.6    $27.8    $29.5    $32.9    $34.4
  Construction                      15.2     13.7     18.8     20.8     18.0
  Other Revenue                      0.3      0.6      0.3      0.2      0.3
                                   ------   ------   ------   ------   ------
Total Revenue                      $42.1    $42.1    $48.6    $53.9    $52.7
                                   ======   ======   ======   ======   ======
Gross Profit:
  Manufacturing                     $7.3     $8.3     $2.2    $10.3    $10.8
  Construction                       3.5      4.1      5.0      5.5      4.3
  Other                              0.3      0.6      0.3      0.2      0.3
                                   ------   ------   ------   ------   ------
Total Gross Profit                 $11.1    $13.0     $7.5    $16.0    $15.4
                                   ======   ======   ======   ======   ======
Income From Land Sales              $1.1     $1.0     $0.2      $-       $-
Expense:
  Overhead                          $4.8     $4.8     $6.5     $7.3     $6.8
  General and Administrative         7.2      6.5      7.3      7.3      7.4
  Depreciation                       1.5      1.6      2.1      2.0      1.8
  Interest                           1.0      1.0      0.9      0.7      0.6
  Income Tax Provision (Benefit)      -        -       3.1     (0.5)    (0.3)
                                   ------   ------   ------   ------   ------
Total Expense                      $14.5    $13.9    $19.9    $16.8    $16.3
                                   ------   ------   ------   ------   ------
(Loss) Income Before Minority
  Interest, Equity Earnings
  and Extraordinary Item           $(2.3)    $0.1   $(12.2)   $(0.8)   $(0.9)
Minority Interest and
  Equity Earnings                     -        -        -        -        -
                                   ------   ------   ------   ------   ------
(Loss) Earnings Before
  Extraordinary Item               $(2.3)    $0.1   $(12.2)   $(0.8)   $(0.9)
Extraordinary Item
  Gain on Extinguishment of Debt      -        -       0.8       -        -
                                   ------   ------   ------   ------   ------
Net (Loss) Income                  $(2.3)    $0.1   $(11.4)   $(0.8)   $(0.9)
                                   ======   ======   ======   ======   ======
(Loss) Income Per Share:
 Basic:
(Loss) Income
  Before Extraordinary Item        $(0.6)    $0.0    $(3.3)   $(0.2)   $(0.3)
 Extraordinary Item
    Gain on Extinguishment of Debt $  -      $ -     $ 0.2    $  -     $  -
                                   ------   ------   ------   ------   ------
(Loss) Income  Per Share - Basic:  $(0.6)    $0.0    $(3.1)   $(0.2)   $(0.3)
                                   ======   ======   ======   ======   ======
 Diluted:
(Loss) Income
  Before Extraordinary Item        $(0.6)    $0.0    $(3.3)   $(0.2)   $(0.3)
   Extraordinary Item
    Gain on Extinguishment of Debt $  -      $ -     $ 0.2    $  -     $  -
                                   ------   ------   ------   ------   ------
(Loss) Income Per Share - Diluted: $(0.6)    $0.0    $(3.1)   $(0.2)   $(0.3)
                                   ======   ======   ======   ======   ======
Balance Sheet Data (at end of year):

Total Assets                       $27.8    $30.1    $35.5    $42.1    $40.5
Long Term Obligations                4.3      7.6      3.5      5.2      7.6
Total Liabilities                   25.0     24.9     30.5     25.8     23.5
Stockholders' Equity                 2.7      5.0      4.9     16.2     16.8

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

     The Company's construction activities are focused in Maryland, Virginia, and the District of Columbia. The Company continues to service broader markets on the east coast and southeastern United States from its manufacturing facilities. The Company closed one of the leased facilities in Alabama and continues to operate a second facility there.

     The Company derived a significant portion of its revenues from two customers. For the year ended July 31, 2007, Virginia Approach Constructors, LLC accounted for 15% of total revenues and 25% of manufacturing revenues; and BOH Brothers Construction Co., LLC accounted for 11% of manufacturing revenues.

     During the year ended July 31, 2007, while revenue remained constant, results declined as the Company recorded a loss of $2.3 million. Gross profit decreased $2 million, or 15% as the Company completed contracts with low profit margins, including the Woodrow Wilson Bridge contract, which affected two subsidiaries. The Company recorded a gain of $1.1 million on the sale of six acres of land in Wilmington, Delaware.

     While the Company makes efforts to collect its accounts receivable, slow paying customers continue to affect cash flow and the Company's ability to purchase inventory at competitive prices, mainly rolled steel plate and galvanized rolled steel.

Financial Condition

     Between July 31, 2006 and July 31, 2007, the following changes occurred:

     Cash decreased $60,000.

     Restricted cash decreased $198,000 as the Company paid interest on its notes due to United Bank.

     Accounts receivable decreased $1.2 million. Contracts receivables decreased approximately $1.3 million. The Company has made concentrated efforts to collect current receivables and settle older receivables to generate operating cash.

     Trade receivables and other receivables decreased $57,000. These receivables relate to relatively short-term contracts. Included in other receivables at July 31, 2007 and 2006 is a contract claim receivable for $600,000, which was approved by the Company's customer, related to contract revenues in the construction segment in the year ended July 31, 2004. The Company believes the balance of this claim will be collected during the year ending July 31, 2008.

     Inventory related to the Company's manufacturing segment decreased $569,000 due to the use of material and a change in the mix of work. While it has material on hand to meet immediate needs, the Company may face shortages due to delivery delays from steel suppliers.

     Prepaid expenses decreased $520,000 as the company resolved insurance claims related to its prior years loss sensitive insurance policies.

     Property and Equipment, At Cost decreased approximately $1 million. The Company sold one heavy lift crane, with an approximate cost of $700,000, and wrote off fully depreciated capital repairs.

     Notes payable increased by approximately $900,000. The Company borrowed approximately $11.7 million; $9.2 million from asset based financing, $165,000 to refinance a heavy lift crane from a related party group, $655,000 from the Williams Family Limited Partnership to fund operations, $86,000 to fund asset purchases and $1.6 million from other sources to fund operations. The Company paid $11 million; $7 million on its asset based financing, $593,000 for related party debt, $750,000 to United Bank under forbearance agreements, $525,000 on equipment note payments and approximately $2 million for other short term and long term notes.

     Accounts payable decreased $206,000 as the Company paid invoices, mainly material invoices for manufacturing.

     Billings in excess of costs and estimated earnings on uncompleted contracts, and Costs and estimated earning in excess of billings on uncompleted contracts, decreased a net amount of $3 million as a result of timing of the revenue recognition on a mix of contracts in process.

     Financing obligations resulting from sale-leaseback transactions decreased $60,000.

     Other accrued expenses increased $488,000 due mainly to accrued workers' compensation expense and general liability expense related to the company's construction subsidiary, which neared completion of its work on the Woodrow Wilson Bridge contract outside of Washington, DC.

     Stockholders' equity decreased $2.3 million, related to Company's loss for the year. The Company issued 12,750 shares of stock under the Company's Employee Stock Purchase Plan.

Bonding

     The Company has traditionally relied on its reputation to acquire work and expects to continue to do so. Although the Company's ability to bond work is very limited, management believes it has not lost any work due to bonding limitations, and management expects that it will continue to be able to book work without bonding. However, the Company recognizes that it may be necessary to provide bonds to customers unfamiliar with the Company. Management expects, as the Company's financial condition improves, to work with potential sources as necessary and to be able to bond work if required.

Liquidity and Capital Resources

     Williams Industries, Incorporated (the Company) continues to face a liquidity and business crisis, after suffering operating losses for several years, tapping its available sources of operating cash, and borrowing in excess of $4 million from its largest shareholder. The Company is operating under a Forbearance Agreement with its major lender, United Bank, pursuant to which approximately $2.9 million is scheduled to be repaid by December 31, 2007. In addition, the Company is in default of nearly all of its other debts and leases. Because of the Company's financial condition and uncertain market conditions in its areas of operation, there remains a significant risk that the Company may not be able to book additional work to maintain its level of operations. The Company operates in an industry where there are large risks related to estimating and performing work and collecting amounts earned. It is likely that the Company may continue to suffer operating losses and have difficulty meeting its obligations. Management is pursuing a number of contingency plans to address these issues and increase the probability that the Company will survive. These plans include negotiations with lenders and customers, sale of equipment and real property, asset- and stock-based credit facilities, and the sale, shut-down reorganization or liquidation of one or more subsidiaries. Management has not ruled out any measure that may be necessary to protect the Company's assets and preserve shareholder value.

     The Company requires significant working capital to procure materials for contracts to be performed over relatively long periods, and for purchases and modifications of specialized equipment. Furthermore, in accordance with normal payment terms, the Company's customers often retain a portion of amounts otherwise payable to the Company as a guarantee of project completion. To the extent the Company is unable to receive progress payments in the early stages of a project, the Company's cash flow is adversely affected.

     The manufacturing segment reported an operating loss of $1.2 million in the year ended July 31, 2007 compared to an operating profit of $1.2 million for the year ended July 31, 2006. The loss was attributed to the Company's bridge girder subsidiary, where material supply problems, labor inefficiencies and a shrinking backlog decreased the amount of work the subsidiary was able to perform. The segment's stay-in-place decking subsidiary, using its asset based financing, has been able to maintain inventory levels to produce its products efficiently and profitably. The construction segment reported an operating loss of $1.7 million for the year ended July 31, 2007 compared to a loss of $368,000 for the year ended July 31, 2006 as it continued to perform work on contracts with low profit margins and it completed its Woodrow Wilson Bridge contract at a loss.

     Company operations used $1.7 million in cash during the year ended July 31, 2007. Company investing activities generated $820,000 as it purchased $1 million of fixed assets; sold land and equipment for $1.7 million which went to pay $750,000 to the United Bank debt, $273,000 to the Williams Family Partnership debt, $382,000 to pay the related debt of the asset, and the balance was used for operations; and reduced restricted cash on old workers' compensations claim by $198,000. Financing activities provided net cash of $823,000 as the Company borrowed $11.7 million including $9.2 million from Summit Financial, and $820,000 from related parties. The Company paid $11 million including $7 million to Summit Financial, $750,000 to United Bank, and $600,000 on related party debt. Cash and cash equivalents decreased $60,000 from $752,000 at July 31, 2006 to $692,000 at July 31, 2007.

     At July 31, 2007, the Company's working capital decreased to a deficit of $401,000 from a surplus of $3.9 million at July 31, 2006. Included in current liabilities is $2.9 million and $3.7 million owed to United Bank at July 31, 2007 and 2006, respectively; $2.1 million owed to Summit Financial at July 31, 2007; and $3.3 million owed to the Williams Family Limited Partnership (WFLP) at July 31, 2007. At July 31, 2006, $3 million owed to WFLP was classified as long-term debt.

     For the year ended July 31, 2006, while the Company had a slight profit, it used net cash in operating activities of $2 million, which was provided by the sale of property and equipment, specifically the sale and lease-back of it Richmond, Virginia bridge plant to Mr. Frank E. Williams, Jr. During fiscal 2005, the Company operated at a loss and used more cash than it generated requiring the Company to borrow from various sources including related party loans approximating $2.4 million.

     At July 31, 2005, the Company owed Wachovia Bank approximately $841,000, which was reported in the "Current portion of notes payable". During fiscal 2006, the note was paid in full from the proceeds of the sale-leaseback of the Company's Richmond, Virginia plant to Frank E. Williams, Jr.

     The Company's line of credit with United Bank of approximately $2.5 million matured on May 5, 2005. The Company subsequently received a Notice of Loan Defaults dated May 12, 2005. As a result of the Notice, the debts to United Bank, aggregating approximately $5.4 million, were accelerated and remain due and payable in full. The Company entered into a Forbearance Agreement on June 30, 2005, which has been amended and extended four times as described more fully in the Company's Notes to Consolidated Financial Statements.

     Subsequent to July 31, 2007, the Company entered into a Fourth Amendment to Forbearance Agreement, extending the maturity of the remaining debt of approximately $2.9 million to December 31, 2007, provided that the Company replenish its deposit account to $150,000 to be drawn against to pay interest, and that Frank E. Williams, Jr. ratify, confirm and extend his Amended Restated Guaranty Agreement dated September 29, 2005.

     In addition to the specific defaults listed, the Company's construction segment is in arrears on its payments under substantially all of its notes payable and leases, although, except as disclosed specifically, the lenders and lessors have not taken action to accelerate the indebtedness, foreclose on collateral or terminate the subject leases. As noted elsewhere in this report, the Company has sold many of the cranes and equipment subject to these obligations, many of such dispositions to related parties, with provisions to lease back the equipment and to acquire or reacquire title. The Company intends to resolve the remaining default issues with non-related lenders and lessors during the year ending July 31, 2008, by selling or refinancing assets.

     In view of the Company's liquidity problems and in order to fund the repayment of the United Bank notes, the Company continues to pursue various financing options, including conventional, asset-based, and equity secured financing and exploring its strategic options relative to the sale of individual assets or subsidiaries. For example, the Company's present use of its land in Manassas, Virginia may not be its highest and best use. Based on the sale price of a 3-acre parcel sold in fiscal 2006, the value of the Company's real property in Manassas, Virginia may exceed $15 million including the value of the equity sharing agreement described earlier. (See
Note 3 of the "Notes to Consolidated Financial Statements").

     The factors discussed previously have raised concerns about the Company's ability to continue as a going concern. The Company's plans are further detailed in Note 18 of "Notes to Consolidated Financial Statements".

Operations

     The Company had an operating loss in both of its operating segments for the year ended July 31, 2007. In the manufacturing segment, revenues declined $1.2 million when fiscal 2007 is compared to fiscal 2006. While revenues and operating profits increased at its stay-in-place decking subsidiary where, using its asset based financing, it was able to purchase inventory allowing it to work at more efficient levels, its bridge girder subsidiary had a decline in revenues and went from an operating profit in fiscal 2006 to an operating loss in fiscal 2007. Material delivery delays, labor inefficiencies, contracts with low gross margins, and a declining backlog contributed to its operating losses. Construction segment revenues increased while gross profit decreased. While the revenue increase was attributed to completing the contract on the Woodrow Wilson Bridge, outside of Washington, DC, that contract operated at a loss, contributing to the lower gross profit margin and percent. The segment also took additional write-downs to settle old contract receivables.

     Management expects additional consolidation of resources, including both personnel and equipment reductions, will occur as the Company strives for a more efficient configuration for market and financial conditions.

1.  Fiscal Year 2007 Compared to Fiscal Year 2006

     While revenues remained flat when the two years are compared, losses at the Company's bridge girder subsidiary and in the Company's construction segment outweighed the gains made at its stay-in-place decking subsidiary.

     The Company had a loss of $2.3 million, or $.63 per share, on revenues of $42 million for the year ended July 31, 2007, compared to a profit of $93,000, or $0.03 per share, on revenues of $42 million for the year ended July 31, 2006. Included in the loss for fiscal 2007 was a gain of $1.1 million on the sale of the Company's Wilmington, Delaware land. Included in the profit for fiscal 2006 was a gain of $969,000 on the sale of land.

     Gross profit in fiscal 2007 decreased approximately $2 million. In the manufacturing segment, the stay-in-place decking subsidiary was profitable as it was able to utilize its asset based financing to purchase enough inventory, with some cost savings, to operate both of its plants at high efficiency levels. These gains were more than offset by the Company's bridge girder subsidiary, which struggled with material delivery problems labor inefficiencies, low gross margin contracts and a shrinking backlog. The construction segment operated at a loss as it closed out several older low gross margin contracts and neared completion of it's Woodrow Wilson Bridge contract, outside of Washington, DC, which operated at a loss.

     Gain on land sales increased by $167,000 in fiscal 2007 as compared to fiscal 2006 as the Company sold its Wilmington, Delaware land for $1.35 million recording a gain of $1.1 million.

     Overhead decreased $72,000 mainly related to lower payroll related costs in the manufacturing segment.

     General and administrative expense increased $648,000 due to higher labor and related cost, higher insurance expense and the loss on the sale of a crane.

     Depreciation expense decreased $95,000 on fewer depreciable assets.

     Interest expense increased $116,000 mainly due to the asset based financing obtained for the Company's stay-in-place decking subsidiary.

     Income tax expense increased $12,000 related to state taxes at the Company's stay-in-place decking subsidiary, which was profitable.

2.  Fiscal Year 2006 Compared to Fiscal Year 2005

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


3.  Fiscal Year 2005 Compared to Fiscal Year 2004

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

     During the year ended July 31, 2005, the Company recognized income of $828,000 on the write-off of debt on which the statute of limitations had run. The debt was a bank loan, which was personally obtained by Frank E. Williams, Jr. for the Company, and for which he was indemnified by the Company. In 1995, Mr. Williams, Jr. was subsequently released from the loan by the bank, leaving the Company directly liable. The bank failed to pursue collection of the loan, and in the opinion of counsel, the bank is now precluded from collection of this debt. The gain on the write-off of the debt is shown as Extraordinary Item "Gain on extinguishments of debt" on the Consolidated Statements of Operations. In prior periods, the debt had been carried in "Other liabilities" on the Balance Sheet.

Off-Balance Sheet Arrangements

     Except as shown below in Aggregate Contractual Obligations and in Note 14, Leases, in the Company's "Notes to Consolidated Financial Statements", the Company has no off balance sheet arrangements.

 Aggregate Contractual Obligations

     The table below summarizes the payment timetable for certain contractual obligations of the Company.

(Amounts in thousand $)                      Payments Due By Period
                                     ---------------------------------------
                                      Less Than    1-3    4-5    More Than
Contractual Obligations       Total    1 Year     Years  Years    5 Years
--------------------------   -------  --------  -------  ------  ---------
Long Term Debt               $ 9,633   $9,230   $  384   $  19     $  -
Financing Obligation from
 Sale-Leaseback Transactions $ 1,904   $  566   $  955   $ 383     $  -
Operating Leases             $   230   $   82   $  108   $  40     $  -
Total                        $11,767   $9,878   $1,447   $ 442     $  -


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

     The information below summarizes Williams Industries, Inc.'s sensitivity to market risks associated with fluctuations in interest rates as of July 31, 2007. To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity of the Company's credit facilities in effect at July 31, 2007.
Notes 7 and 14 of the "Notes to Consolidated Financial Statements" contain descriptions of the Company's credit facilities and should be read in conjunction with the table below.

Interest Rate Sensitivity on Notes Payable
Financial Instruments by Expected Maturity Date
(In thousands except interest rate)
                                                  2012 and          Fair
Year Ending July 31,    2008   2009   2010   2011   After   Total   Value
                       ------ ------ ------ ------ ------ -------- --------
Variable Rate Notes    $6,715  $ 94   $-     $-     $-     $6,809   $6,809
Average Interest Rate   8.99%  9.75%  0.00%  0.00%  0.00%   7.87%

Fixed Rate Notes       $2,828  $449   $293   $287   $ 73   $3,930   $3,930
Average Interest Rate   8.41%  9.03%  9.55%  11.50% 11.69%  8.89%

Item 8.    Financial Statements and Supplementary Data

     The Company's Financial Statements and Notes thereto appear on pages F-1 to F-29 of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements on Accounting and Financial
         Disclosures.

     None


Item 9A.     Controls and Procedures

     As of July 31, 2007, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and the Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and the Controller, concluded that the disclosure controls and procedures were effective as of July 31, 2007. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to July 31, 2007.

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


Part III

Item 10.       Directors and Executive Officers of the Registrant.

     The information required by Item 10 of this report is hereby incorporated by reference herein from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held December 6, 2007.


Item 11.       Executive Compensation.

     The information required by Item 11 of this report is hereby incorporated by reference herein from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held December 6, 2007.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information required by Item 12 of this report is hereby incorporated by reference herein from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held December 6, 2007.


Item 13.       Certain Relationships and Related Transactions.

     The information required by Item 13 of this report is hereby incorporated by reference herein from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held December 6, 2007.


Item 14.       Principal Accountant Fees and Services.

     The information required by Item 14 of this report is hereby incorporated by reference herein from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held December 6, 2007.


Part IV

Item 15.       Exhibits and Financial Statement Schedules.

     (a)(1) The Consolidated Financial Statements of Williams Industries, Incorporated and Report of Independent Registered Public Accounting Firm required by this Item are submitted in a separate section beginning on Page F-1 of this Annual Report on Form 10-K:
                                                                Page
Report of Independent Registered Public Accounting Firm         F-2

Consolidated Balance Sheets as of July 31, 2007 and 2006.       F-3

Consolidated Statements of Operations for the Years Ended
     July 31, 2007, 2006, and 2005.                             F-5

Consolidated Statements of Stockholders' Equity for the
     Years Ended July 31, 2007, 2006, and 2005.                 F-6

Consolidated Statements of Cash Flows for the Years Ended
     July 31, 2007, 2006, and 2005.                             F-7

Notes to Consolidated Financial Statements for the Years
     Ended July 31, 2007, 2006, and 2005.                       F-8

Schedule II - Valuation and Qualifying Accounts for the
     Years Ended July 31, 2007, 2006, and 2005.                 F-29



(b) Exhibits:

Exhibit 3        Articles of Incorporation and By-Laws
                 Articles of Incorporation: incorporated by reference to Exhibit 3(a) of the Company's 10-K for the fiscal year ended July 31, 1989.
                 By-Laws: incorporated by reference to Exhibit 3 of the Company's 8-K filed September 4, 1998.
Exhibit 14       Code of Ethics
Exhibit 21       Subsidiaries of the Company
Exhibit 23.1 Consent of Independent Registered Public Accounting Firm for McGladrey and Pullen, LLP
Exhibit 31.1     Section 302 Certification for Frank E. Williams, III
Exhibit 31.2     Section 302 Certification for Christ H. Manos
Exhibit 32.1     Section 906 Certification for Frank E. Williams, III
Exhibit 32.2     Section 906 Certification for Christ H. Manos


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


WILLIAMS INDUSTRIES, INCORPORATED


October 19, 2007        By: /s/ Frank E. Williams, III
                        -------------------------------
                        Frank E. Williams, III
                        President and Chairman of the Board
                        Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WILLIAMS INDUSTRIES, INCORPORATED

October 19, 2007      By: /s/ Frank E. Williams, III
                      Frank E. Williams, III
                      President and Chairman of the Board
                      Chief Financial Officer

October 19, 2007      By: /s/ Christ H. Manos
                      Christ H. Manos
                      Treasurer and Controller


October 19, 2007      By:_________________________________
                      Frank E. Williams, Jr.
                      Director

October 19, 2007      By:/s/Stephen N. Ashman
                      Stephen N. Ashman
                      Director

October 19, 2007      By:/s/William J. Sim
                      William J. Sim
                      Director

October 19, 2007      By:/s/John A. Yerrick
                      John A. Yerrick
                      Director






F)
                WILLIAMS INDUSTRIES, INCORPORATED


Table of Contents



    Report of Independent Registered Public Accounting Firm        F-2

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets as of July 31, 2007 and 2006        F-3

   Consolidated Statements of Operations for the Years
       Ended July 31, 2007, 2006, and 2005                         F-5

   Consolidated Statements of Stockholders' Equity for the
       Years Ended July 31, 2007, 2006, and 2005                   F-6

   Consolidated Statements of Cash Flows for the Years
      Ended July 31, 2007, 2006, and 2005                          F-7

   Notes to Consolidated Financial Statements                      F-8

   Schedule II - Valuation and Qualifying Accounts                 F-29

         Report of Independent Registered Public Accounting Firm



To the Board of Directors and Stockholders
Williams Industries Incorporated
Manassas, Virginia

We have audited the consolidated balance sheets of Williams Industries, Incorporated as of July 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the each of the three years in the period ended July 31, 2007. Our audits also included the financial statement schedule listed in the index under Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Williams Industries, Incorporated as of July 31, 2007 and 2006, and the results of its operations and its cash flows for the each of the three years in the period ended July 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements, taken as a whole, presents fairly, in all material respects, the information set forth therein.

The Company adopted Financial Accounting Standard No. 123 (R) effective August 1, 2005.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the financial statements, the Company faces an overall liquidity crisis and the specific need to repay its $2.9 million United Bank debt by December 31, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 18. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ McGladrey & Pullen, LLP

Vienna, Virginia
October 19, 2007

                   WILLIAMS INDUSTRIES, INCORPORATED
                     CONSOLIDATED BALANCE SHEETS
                    AS OF JULY  31, 2007 AND 2006
                   (in thousands except share data)
                               ASSETS
                            ------------
                                                       2007      2006
                                                     --------  --------
CURRENT ASSETS
Cash                                                   $ 692     $ 752
Restricted Cash                                            2       200
Accounts receivable, (net of allowances for doubtful
      accounts of $1,789 in 2007 and $2,061 in 2006):
  Contracts
      Open accounts                                   11,074    12,344
      Retainage                                          214       236
  Trade                                                1,400     1,582
  Other                                                1,300     1,061
                                                     --------  --------
              Total accounts receivable - net         13,988    15,223
                                                     --------  --------
Inventory                                              2,105     2,674
Costs and estimated earnings in excess of billings
     on uncompleted contracts                          2,602     1,091
Prepaid expenses                                         787     1,307
                                                     --------  --------
              Total current assets                    20,176    21,247
                                                     --------  --------
PROPERTY AND EQUIPMENT, AT COST                       22,010    23,001
      Accumulated depreciation                       (14,485)  (14,333)
                                                     --------  --------
               Property and equipment, net             7,525     8,668
                                                     --------  --------

OTHER ASSETS                                              99       203
                                                     --------  --------
TOTAL ASSETS                                         $27,800   $30,118
                                                     ========  ========

           See Notes To Consolidated Financial Statements.

                      WILLIAMS INDUSTRIES, INCORPORATED
                         CONSOLIDATED BALANCE SHEETS
                        AS OF JULY  31, 2007 AND 2006
                       (in thousands except share data)
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     -------------------------------------
                                                       2007      2006
                                                     --------  --------
CURRENT LIABILITIES
Current portion of notes payable:
       Unaffiliated third parties                    $ 5,907   $ 4,854
       Related parties                                 3,323        21
Accounts payable                                       6,831     7,037
Accrued compensation and related liabilities             957       612
Billings in excess of costs and estimated earnings
        on uncompleted contracts                       1,308     2,779
Financing obligations resulting
        from sale-leaseback transactions                 314       599
Other accrued expenses                                 1,930     1,442
Income taxes payable                                       7         4
                                                     --------  --------
                     Total current liabilities        20,577    17,348

LONG-TERM DEBT
Notes payable, less current portion:
       Unaffiliated third parties                        403       802
       Related parties                                   -       3,072

Financing obligations resulting from
        sale-leaseback transactions                    3,957     3,732
                                                     --------  --------
                 Total liabilities                    24,937    24,954

MINORITY INTERESTS                                       168       177
                                                     --------  --------

COMMITMENTS AND CONTINGENCIES  (Note 14)

STOCKHOLDERS' EQUITY
Common stock - $0.10 par value, 10,000,000 shares
      authorized; 3,666,850 and 3,654,100 shares
      issued and outstanding                             366       365
Additional paid-in capital                            16,638    16,610
Accumulated deficit                                  (14,309)  (11,988)
                                                     --------  --------
     Total stockholders' equity                        2,695     4,987
                                                     --------  --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $27,800   $30,118
                                                     ========  ========

             See Notes To Consolidated Financial Statements.

                    WILLIAMS INDUSTRIES, INCORPORATED
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                YEARS ENDED JULY 31, 2007, 2006 and 2005
                  (in thousands except per share data)

                                        2007      2006      2005
                                      --------  --------  --------
REVENUE:
     Manufacturing                    $26,602   $27,810   $29,498
     Construction                      15,243    13,687    18,783
     Other revenue                        290       621       291
                                      --------  --------  --------
          Total revenue                42,135    42,118    48,572
                                      --------  --------  --------
DIRECT COSTS:
     Manufacturing                     19,290    19,462    27,305
     Construction                      11,755     9,580    13,805
                                      --------  --------  --------
          Total direct costs           31,045    29,042    41,110
                                      --------  --------  --------
GROSS PROFIT                           11,090    13,076     7,462
                                      --------  --------  --------
GAIN ON LAND SALES                      1,136       969       221
                                      --------  --------  --------
EXPENSES:
     Overhead                           4,754     4,826     6,547
     General and administrative         7,202     6,554     7,293
     Depreciation and amortization      1,491     1,586     2,074
     Interest                           1,067       951       860
                                      --------  --------  --------
          Total expenses               14,514    13,917    16,774
                                      --------  --------  --------
(LOSS) INCOME BEFORE INCOME TAXES,
          MINORITY INTERESTS
          AND EXTRAORDINARY ITEM       (2,288)      128    (9,091)

INCOME TAX PROVISION                       12       -       3,089
                                      --------  --------  --------
(LOSS) INCOME BEFORE
          MINORITY INTERESTS
          AND EXTRAORDINARY ITEM       (2,300)      128   (12,180)

            Minority Interest             (21)      (35)      (22)
                                      --------  --------  --------
(LOSS) INCOME
          BEFORE EXTRAORDINARY ITEM    (2,321)       93    (12,202)

EXTRAORDINARY ITEM
      Gain on extinguishment of debt     -         -           828
NET (LOSS) INCOME                     $(2,321)   $   93   $(11,374)
                                      ========  ========  ========
(LOSS) INCOME PER COMMON SHARE:
  Basic
    (Loss) Income
      Before Extraordinary Item        $(0.63)    $0.03    $(3.35)
    Extraordinary Item                    -         -        0.23
                                      --------  --------  --------
   (LOSS) INCOME
     PER COMMON SHARE-BASIC            $(0.63)    $0.03    $(3.12)
                                      ========  ========  ========
  Diluted
    (Loss) Income
      Before Extraordinary Item        $(0.63)    $0.03    $(3.35)
    Extraordinary Item                    -         -        0.23
                                      --------  --------  --------
   (LOSS) INCOME
     PER COMMON SHARE-DILUTED          $(0.63)    $0.03    $(3.12)
                                      ========  ========  ========

          See Notes To Consolidated Financial Statements.

                    WILLIAMS INDUSTRIES, INCORPORATED
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                YEARS ENDED JULY 31, 2007, 2006 and 2005
                              (in thousands)

                                              Additional
                           Number    Common    Paid-In  Accumulated
                         of Shares    Stock    Capital    Deficit   Total
                        -----------------------------------------------------
BALANCE, AUGUST 1, 2004    3,634     $ 363    $16,537    $  (707)  $16,193
 Issuance of stock            16         2         57       -           59
 Net loss for the year *     -         -         -       (11,374)  (11,374)
                        -----------------------------------------------------
BALANCE, JULY 31, 2005     3,650       365     16,594    (12,081)    4,878
 Issuance of stock             4       -           16       -           16
 Net income for the year *   -         -         -            93        93
                        -----------------------------------------------------
BALANCE, JULY 31, 2006     3,654       365     16,610    (11,988)    4,987
 Issuance of stock            13         1         28       -           29
 Net loss for the year *     -         -         -        (2,321)   (2,321)
                        -----------------------------------------------------
BALANCE, JULY 31, 2007     3,667     $ 366    $16,638   $(14,309)  $ 2,695
                        =====================================================
* There were no items of other comprehensive income during the year.


            See Notes To Consolidated Financial Statements.

                    WILLIAMS INDUSTRIES, INCORPORATED
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED JULY 31, 2007, 2006 AND 2005
                               (in thousands)
                                        2007      2006      2005
                                      --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                   $(2,321)  $    93  $(11,374)
  Adjustments to reconcile net
     (loss) income to net cash
     used in operating activities:
    Depreciation and amortization       1,491     1,586     2,074
    (Decrease) increase in allowance
      for doubtful accounts              (272)       85       772
    Gain on disposal of property,
      plant and equipment                (970)   (1,038)      (77)
    Decrease in
      deferred income tax assets          -         -       3,089
    Minority interest in earnings          21        35        22
    Gain on extinguishment of debt        -         -        (828)
  Changes in assets and liabilities:
    Decrease (increase)
      in open contracts receivable      1,677      (941)    2,182
    Decrease in contract retainage         22       188       109
    Decrease (increase)
      in trade receivables                 47       (69)      296
    Increase in other receivables        (239)      (54)     (333)
    Decrease (increase) in inventory      569     2,577      (118)
    (Increase) decrease
       in costs and estimated earnings
       in excess of billings on
       uncompleted contracts           (1,511)      426      (356)
    (Decrease) increase
       in billings in excess of costs
       and estimated earnings on
       uncompleted contracts           (1,471)   (3,564)    2,710
    Decrease (increase)
       in prepaid expenses                520       527      (421)
    Decrease (increase) in other assets   104       (70)      286
    (Decrease) increase
       in accounts payable               (206)   (1,351)      289
    Increase (decrease)
       in accrued compensation
       and related liabilities            345        17      (202)
    Increase (decrease)
       in other accrued expenses          488      (430)      102
    Increase (decrease)
       in income taxes payable              3        (3)        1
                                      --------  --------  --------
NET CASH USED IN OPERATING ACTIVITIES  (1,703)   (1,986)   (1,777)
                                      --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property,
      plant and equipment              (1,055)     (506)   (2,712)
   Decrease (increase)
      in restricted cash                  198      (200)    1,003
   Proceeds from sale of property,
      plant and equipment               1,677     2,895       225
                                      --------  --------  --------
NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                820     2,189    (1,484)
                                      --------  --------  --------
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from borrowings            11,660     4,534     7,674
   Repayments of notes payable        (11,001)   (9,057)   (5,021)
   Increase in financing obligations
          resulting from
          sale-leaseback transactions     165     4,322      -
   Issuance of common stock                29        16        59
   Minority interest dividends            (30)      (30)      (30)
                                      --------  --------  --------
NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                823      (215)    2,682
                                      --------  --------  --------
NET DECREASE IN CASH                      (60)      (12)     (579)
CASH BEGINNING OF YEAR                    752       764     1,343
                                      --------  --------  --------
CASH END OF YEAR                       $  692    $  752    $  764
                                      ========  ========  ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (SEE NOTE 15)

      See Notes To Consolidated Financial Statements.

                 WILLIAMS INDUSTRIES, INCORPORATED

                        NOTES TO CONSOLIDATED
                        FINANCIAL STATEMENTS
                              YEARS ENDED
                   JULY 31, 2007, 2006 AND 2005

SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

     Business - Williams Industries, Incorporated operates in the commercial, industrial, institutional, governmental and infrastructure construction markets, primarily in the Mid-Atlantic region of the United States.

     The Company has two main lines of business, manufacturing and construction. Manufacturing fabricates welded steel plate girders, rolled steel beams, steel decking, and light structural and other metal products. Construction includes the erection and installation of steel, precast concrete and miscellaneous metals as well as rigging and crane rental.

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

     Impairment of Long-Lived Assets - In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company evaluates the potential impairment of long-lived assets based on projections of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying value amount of an asset may not be fully recoverable. Management believes no material impairment of its assets exists at July 31, 2007.

     Income (Loss) Per Common Share - "Income (Loss) Per Common Share-Basic" is based on the weighted average number of shares outstanding during the year. "Income (Loss) Per Common Share-Diluted" is based on the shares outstanding and the weighted average of common stock equivalents outstanding, which consisted of stock options for the years ended July 31, 2007, 2006 and 2005, respectively. For the years ended July 31, 2007, 2006 and 2005, Income
(loss) per common share-diluted does not include common stock equivalents since the effect of stock equivalents issued would be anti-dilutive.

     Revenue Recognition - Revenues and earnings from manufacturing and construction contracts are recognized for financial statement purposes using the percentage-of-completion method; therefore, revenue includes that percentage of the total contract price that the cost of the work completed to date bears to the estimated final cost of the contract. Estimated contract earnings are reviewed and revised periodically, by managers who are responsible for each job, as progress on work is compared to budgets originally prepared by estimators. As work progresses, the cumulative effect of any change in estimate is recognized in the period in which the estimate changes. Retentions on contract billings are minimal and are generally collected within one year. When a loss is anticipated on a contract, the entire amount of the loss is provided for in the current period. Contract claims are recorded as revenue at the lower of excess costs incurred or the net realizable amount after deduction of estimated costs of collection. Additional contract revenue from contract claims are recorded when claims are expected to result in additional contract revenue and the amount can be reliably estimated. Management considers the following conditions when determining whether a contract claim can be recorded as revenue (a) the contract or other evidence provides a legal basis for the claim; or a legal opinion has been obtained, stating that under the circumstances there is a reasonable basis to support the claim (b) additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the Company's performance (c) costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed, and (d) the evidence supporting the claim is objective and verifiable.

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

     Deferred Taxes - Williams Industries, Inc. and its subsidiaries file consolidated federal income tax returns. The income tax provision (benefit) has been computed under the requirements of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". The Company records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying Consolidated Balance Sheets, as well as operating loss and tax credit carry forwards. The Company evaluates the recoverability of any tax assets recorded on the balance sheet and provides any allowances management deems appropriate. In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carry back opportunities, and tax planning strategies in making the assessment. The Company evaluates the ability to realize the deferred tax assets and assesses the need for additional valuation allowances quarterly. Due to the Company's losses in the years ended July 31, 2005, 2004 and 2003 and the uncertain business climate, management believed that it was more likely than not that all of the deferred tax asset would not be realized in the future. As such, the Company reserved the deferred tax asset of $3.1 million during the year ended July 31, 2005. As of July 31, 2007 and 2006, management continues to believe that it was more likely than not that the deferred tax assets of approximately $8 million and $7 million, respectively, would not be realized in the future, accordingly, the Company continues to fully reserve their deferred tax assets.

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

     Stock-Based Compensation - At July 31, 2007, the Company had two stock-based compensation plans, which are described more fully in Note 10. The Company applied Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", which replaced SFAS No. 123 "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" to account for its stock option plans. The standard requires public companies to treat stock options and all other forms of share-based payments to employees as compensation costs in the Consolidated Statements of Operations; however, the approach is similar to the guidance set forth in SFAS No. 123. The adoption of SFAS No. 123 (R) had no impact on the Company's consolidated financial statements for the years ended July 31, 2007 and 2006, respectively, since there were no grants during either year and all prior grants were fully vested at that date, and at August 1, 2005, the date the statement was first applied. The Company generally grants options for common stock at an option price equal to the fair market value of the stock on the date of grant.

     No stock options were issued during the years ended July 31, 2007 and 2006. During the year ended July 31, 2005, the Company issued a total of 30,000 common stock options to its non-employee directors (6,000 shares per director) at an exercise price of $4.10 a share. The Company used the intrinsic method of valuing stock options, and as prescribed by APB No. 25, it did not expense the value of stock options. The following table shows the effect as if compensation cost for all options had been determined based on the fair market value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure."

     (in thousands except loss per share)       2005
                                            -----------
     AS REPORTED
     ------------------------
     Net Loss (in thousands)                 $(11,374)
     Net Loss Per Common
       Share Basic and Diluted                 $(3.12)
     Stock-based compensation (in thousands)     $(43)
     ---------------------------------------

     PRO-FORMA
     ------------------------
     Net Loss (in thousands)                 $(11,417)

     Net Loss Per Common
       Share Basic and Diluted                 $(3.12)

     Workers' Compensation Claims - The Company maintains an aggressive safety inspection and training program, designed to provide a safe work place for employees and minimize difficulties for employees, their families and the Company, should an accident occur. The Company has a "conventional" workers' compensation insurance program. Prior to February 2005, the Company had a "loss sensitive" workers' compensation insurance program. Under the "loss sensitive" program the Company accrued workers' compensation insurance expense based on estimates of its costs under the program, and then adjusted these estimates based on claims experience. When claims occurred, the Company's safety director worked with the insurance companies and the injured employees to minimize the total claim. Company personnel reviewed specific claims history and insurance carrier reserves and adjusted reserves for individual claims. Under the "conventional" insurance program, the Company accrues expense based on rates applicable to payroll classifications, which are fixed at the time of the policy issuance.

RECENT ACCOUNTING PRONOUNCEMENTS:

     In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109"

("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 and has not yet determined the impact of its adoption.

     In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The implementation of this guidance is not expected to have any impact on the Company's consolidated financial statements.

     In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in its statement of financial position. The implementation of this guidance is not expected to have any impact on the Company's consolidated financial statements.

     In February 2007, the FASB issued Statement No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value with the opportunity to mitigate volatility in reported earnings. The implementation of this guidance is not expected to have any impact on the Company's consolidated financial statements.


1.     INCOME (LOSS) PER COMMON SHARE

     The Company calculates income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share". Income (loss) per share was as follows:

Year-ended July 31,                       2007      2006      2005
                                        --------  --------  ---------
  (Loss) Income Per Share - Basic       ($0.63)    $0.03    ($3.12)
  (Loss) Income Per Share - Diluted     ($0.63)    $0.03    ($3.12)

 The following is a reconciliation of the amounts used in calculating
         the basic and diluted loss per share       (in thousands):

Year-ended July 31,                       2007      2006      2005
                                        --------  --------  ---------
(Loss) Income - (numerator)
     Net (loss) income - basic          $(2,321)   $   93   $(11,374)
                                        ========  ========  =========
Shares - (denominator)
  Weighted average shares
    outstanding - basic                   3,661     3,652      3,643
  Effect of dilutive securities:
    Options                                -         -          -
                                        --------  --------  ---------
                                          3,661     3,652      3,643
                                        ========  ========  =========

2.     CONTRACT CLAIMS

     There was one contract claim receivable from a related party entity for $600,000 at July 31, 2007 and 2006, respectively, which is included in "Account receivable - Other". The claim represents the amount to be paid the Company by its customer upon final settlement of all change orders and claims by the customer with the owner of the project. The Company believes the claim will be collected during the fiscal year ending July 31, 2008. The claim, if it were not paid, would be offset by accounts payable to the customer of approximately $512,000.

3.     RELATED-PARTY TRANSACTIONS

     The Company is obligated to the Williams Family Limited Partnership
(WFLP) under a lease agreement for real property, located in Manassas, Virginia. The Company currently incurs annual lease expense of approximately $54,000. WFLP is controlled by individuals who own, directly or indirectly, approximately 55% of the Company's stock. The lease, which had an original term of five years and an extension option for five years, commenced February 15, 2000. The original term was extended, by agreement, one year to February 2006, and subsequently, on July 31, 2006, the agreement was modified as follows: (i) the Agreement was extended through February 2010, (ii) unpaid rent aggregating approximately $200,000 was deferred until September 30, 2007, (iii) Rent payments due after August 1, 2006 (approximately $5,500 per month), if delinquent, will be subject to a 5% penalty on the payment amount and will accrue interest at prime plus 3%; (iv) the option to purchase the property which the Company had under the original lease was terminated and replaced with an equity sharing formula which in the event of the sale of the property would yield payment to the Company of 75% of the gain on the ten acres previously subject to the option; and (v) in the event of a sale, Williams Bridge Company, a subsidiary of the Company, shall have the option to continue its lease of the portion of the property which has been cleared (approximately 2 acres) for the duration of the lease term. As of this filing, the Company has not reached agreement with WFLP on the disposition of arrearages deferred to September 30, 2007.

     During the year ended July 31, 2007, the Company borrowed $655,000 from the WFLP and repaid $404,000. Lease and interest expense for the three years ended July 31, 2007, 2006 and 2005 is reflected below. Additionally, Notes payable and Accounts payable, representing lease and interest payments, at July 31, 2007 and 2006 are reflected below.

     (in thousands)             2007    2006    2005
                               ------  ------  ------
     Lease expense               $54     $43     $34
     Interest expense           $327    $157     $26

                               Balance July 31,
                                2007    2006
                               ------  ------
     Notes payable             $3,323  $3,072
     Accounts payable            $659    $192

     During the year ended July 31, 2006, the notes payable owed to the WFLP were extended by agreement to September 30, 2007. As of this filing, the Company has not reached agreement with the WFLP on the disposition of amounts due at September 30, 2007.

     Subsequent to the year ended July 31, 2007, the Company borrowed $300,000 from the WFLP, payable on demand with interest at the prime rate.

     During the year ended July 31, 2006, in order to resolve loan and lease defaults, the Company sold seven previously owned or leased cranes to FlexLease, LLC, an entity owned by Director Frank E. Williams, Jr., his son
H. Arthur Williams, President of Williams Steel Erection Company, Inc. and General Counsel Daniel K. Maller, also a Vice President of Williams Bridge Company. During the year ended July 31, 2007, two additional cranes previously leased by the Company, were acquired by FlexLease. One of the cranes was subsequently sold to the Company for $165,000 with the Company entering into a note to FlexLease for three years at the prime rate of interest plus one percent (9.25% at July 31, 2007). These transactions were approved by the Company's independent directors. These cranes support the construction activities of the Company. The Company has entered into short-term lease agreements on six cranes, one of which was subsequently sold to a non-affiliated third party during the year ended July 31, 2006, and two financing agreements on three cranes. Lease and interest expense for the three years ended July 31, 2007, 2006 and 2005 is reflected below. Additionally, Notes payable and Accounts payable, representing lease payments at July 31, 2007 and 2006 are reflected below.

     (in thousands)                      2007    2006    2005
                                        ------  ------  ------
     Lease Expense                       $188    $115    $ -
     Interest Expense                    $137     $33

                                       Balance July 31,
                                         2007    2006
                                        ------  ------
     Notes payable
     Financing obligations resulting
     from sale-leaseback transactions   $1,106  $1,109
     Accounts Payable                     $154     $51

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

     Mr. Frank E. Williams, Jr., who owns or controls approximately 51% of the Company's stock at July 31, 2007, and is a director of the Company, also owns controlling interests in Williams Enterprises of Georgia, Inc., and Structural Concrete Products, LLC. Additionally, Mr. Williams, Jr. owns a substantial interest in Bosworth Steel Erectors, Inc. Revenue earned and costs incurred with these entities during the three years ended July 31, 2007, 2006 and 2005 are reflected below. In addition, amounts receivable and payable to these entities at July 31, 2007 and 2006 are reflected below.

     (in thousands)                      2007    2006    2005
                                       ------  ------  ------
     Revenues                          $1,020  $  680  $1,158
     Billings to entities              $1,096  $  864  $1,099
     Costs and expenses incurred from  $  267  $  461  $  319

                                      Balance July 31,
                                        2007    2006
                                       ------  ------
     Accounts receivable                $965    $843
     Notes payable                      $  -    $ 21
     Accounts payable                   $538    $540
     Billings in excess of costs
       and estimated earnings
       on uncompleted contracts         $ 39    $ 69

     Subsequent to the year ended July 31, 2007, the Company borrowed $150,000 from Mr. Williams, Jr., payable on demand with interest at the prime rate.

     During the year ended July 31, 2006, the Company sold its Richmond, Virginia property to Mr. Williams, Jr. and leased it back on a long-term basis, with an option to buy it back for the same price for which it was sold (Note 6).

     Directors Frank E. Williams, Jr. and Stephen N. Ashman are shareholders and directors of a commercial bank from which the Company obtained a $240,000 note payable on December 23, 2002. The note is payable in sixty equal monthly payments of principal of $4,000 plus interest at the current Prime Rate plus ..75%, which was 9.0% at July 31, 2007. Interest expense for the years ended July 31, 2007, 2006 and 2005 is reflected below. The balance outstanding at July 31, 2007 and 2006, which is reflected below, is included in Note 7,
Unsecured: Installment obligations.

                      2007    2006    2005
                     ------  ------  ------
Interest expense       $ 4     $ 8     $11

                   Balance July 31,
                       2007    2006
                      ------  ------
Note payable            $21     $72

     During the year ended July 31, 2007, the Company modified its agreement with Alabama Structural Products (ASP), Inc., a company controlled by Frank
E. Williams, Jr., a Director of the Company, to lease property in Gadsden, Alabama for the expansion of S.I.P. Inc. of Delaware, a subsidiary of the Company. The modification increased the leased space from 21,000 square feet to 50,000 square feet, increasing the monthly rent from $2,500 to $5,500.

Directors

     At July 31, 2007, the Company owed the non-employee members of the Board of Directors $161,000 for director and consulting fees, which was included in Accounts Payable on the Consolidated Balance Sheet. At July 31, 2006, the

Company owed the non-employee members of the Board of Directors $90,000 for director and consulting fees. $60,000 was included in Current portion of notes payable and $30,000 was included in Accounts Payable on the Consolidated Balance Sheets.


4.     CONTRACTS IN PROCESS

     Comparative information with respect to contracts in process consisted of the following at July 31 (in thousands):
                                                      2007       2006
                                                   ---------   ---------
Costs incurred on uncompleted contracts            $ 31,866    $ 34,464
Estimated earnings                                    7,701       8,579
                                                   ---------   ---------
                                                     39,567      43,043

Less: Billings to date,  including outstanding
  claim receivable of $600,000 in 2007 and 2006     (38,273)    (44,731)
                                                   ---------   ---------
                                                   $  1,294    $ (1,688)
                                                   =========   =========
Included in the accompanying balance sheet under the following captions:

Costs and estimated earnings in excess
    of billings on uncompleted contracts             $2,602      $1,091
Billings in excess of costs and estimated
    earnings on uncompleted contracts                (1,308)     (2,779)
                                                   ---------   ---------
                                                    $ 1,294     $(1,688)
                                                   =========   =========
     Billings are based on specific contract terms and may provide for billings on a unit price, percentage-of-completion or milestone basis.


5.     PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at July 31 (in thousands):

                                          2007        2006
                                       ---------   ---------
Land and buildings                      $ 5,558     $ 6,016
Automotive equipment                      1,846       1,902
Cranes and heavy equipment               13,153      13,337
Tools and equipment                         497         491
Office furniture and fixtures               215         217
Leasehold improvements                      741       1,038
                                       ---------   ---------
                                         22,010      23,001
Less accumulated depreciation           (14,485)    (14,333)
                                       ---------   ---------
Property and equipment, net              $7,525      $8,668
                                       =========   =========

6.     SALE-LEASEBACK TRANSACTIONS

     On September 23, 2005, the Company sold its Richmond, Virginia property for $2,750,000 to the Company's founder and largest shareholder, and concurrently entered into an agreement to lease the property back at $252,000 per year through April 30, 2011, subject to increases related to the variable interest rate in the buyer's financing. In addition, the Company received an option to buy the property back any time during the lease term for the same price for which it was sold. Consideration equal to the full purchase price was received at closing. Because the Company has an option to repurchase the property at the same price for which it was sold and therefore has the ability to benefit from future appreciation in the value of the property, and because the present value of future payments is significantly less than the property's fair value, the transaction has been accounted for as a financing transaction. As a result, consideration received from the purchaser is included in the accompanying Consolidated Balance Sheet as "Financing obligations resulting from sale-leaseback transactions" and payments made under the lease are being treated as interest expense (at an effective rate of approximately 8.7%). A sale will be recognized if and when the Company's lease and related option to repurchase expire or terminate.

     The land and building in this transaction are included in property and equipment as follows at July 31 (in thousands):
                                 2007      2006
                               --------  --------
Land                              $357      $357
Building & improvements          2,155     2,190
                               --------  --------
 Total property at cost          2,512     2,547
Less: Accumulated depreciation  (1,571)   (1,490)
                               --------  --------
  Property, net                   $941    $1,057
                               ========  ========
Depreciation on building and improvements will continue to be charged to operations until a sale has been recognized.

     Future minimum payments required under the leaseback, as of July 31, 2007, are due as follows:

          For the year ending July 31,
                                2008       $252
                                2009        252
                                2010        252
                                2011         42
                                        --------
                               Total       $798
                                        ========
Rent expense relating to this financing agreement was $252,000 and $195,000 for the years ended July 31, 2007 and 2006, respectively.

     During the year ended July 31, 2006, in order to resolve loan and lease defaults, the Company sold seven previously owned or leased cranes to FlexLease, LLC, an entity owned by Director Frank E. Williams, Jr., his son
H. Arthur Williams, President of Williams Steel Erection Company, Inc. and General Counsel Daniel K. Maller, also a Vice President of Williams Bridge Company. During the year ended July 31, 2007, two additional cranes which were previously leased by the Company, were acquired by FlexLease. One of the cranes was subsequently sold to the Company for $165,000 with the Company entering into a note to FlexLease for three years at the prime rate of interest plus one percent (currently 9.25%). These transactions were approved by the Company's independent directors. These cranes support the construction activities of the Company. The Company has entered into short-term lease agreements on six cranes, one of which was subsequently sold to a non-affiliated third party during the year ended July 31, 2006, and two financing agreements on three cranes. Deferred gains on transactions with FlexLease are shown as "Financing obligations resulting from sale-leaseback transactions" under Current and Long Term Liabilities on the Condensed Consolidated Balance Sheet.

     The Company cranes, in these transactions, are included in property and equipment as follows at July 31 (in thousands):

                                         2007        2006
                                      ---------   ---------
     Cranes & Heavy Equipment           $2,475      $2,342
     Less: Accumulated depreciation     (1,282)     (1,085)
                                      ---------   ---------
       Property, net                    $1,193      $1,257
                                      =========   =========

Depreciation on the previously owned cranes will continue to be charged to operations until a sale has been recognized.

7.  NOTES AND LOANS PAYABLE

     Notes and loans payable consisted of the following at July 31 (in thousands):
                                                            2007      2006
Collateralized:                                           --------  --------
Loans payable to United Bank; collateralized by all
 assets not otherwise encumbered; monthly payments of
 interest only at 8.7% fixed; due December 31, 2007        $1,719    $1,719

Total Lines of Credit with United Bank; collateralized
 by all assets not otherwise encumbered; with monthly
 payments of interest only at prime plus 1.25% (9.5%)
 for 2007 and 2006, due December 31, 2007                   1,203     1,952

Financing Agreement with Summit Financial; collateralized
 by all assets not otherwise encumbered; with monthly
 payments of interest only at prime plus 1% (9.25%)
 for 2007, due December 31, 2007                            2,150       -

Installment obligations collateralized by machinery and
 equipment or all real estate; interest ranging to 9.75%
 for 2007 and 2006; payable in varying monthly installments
 of principal and interest through 2010                       763     1,203

Unsecured:
Related party notes; interest from  9.25% to 11.75% for
 2007, due September 30, 2007; and 7% to 9.25% for 2006     3,323     3,153

Installment obligations with interest ranging from 6.98%
 to 9% for 2007 and ranging from 6.97% to 9% for 2006;
 due in varying monthly installments of principal and
 interest through 2008                                        475       722
                                                          --------  --------
Total Notes Payable                                         9,633     8,749
Notes Payable - Long Term                                    (403)   (3,874)
                                                          --------  --------
Current Portion                                            $9,230    $4,875
                                                          ========  ========

Contractual maturities of the above obligations at July 31, 2007 are as follows:
                       Year Ending July 31:     Amount
                      ----------------------  ----------
                               2008             $9,230
                               2009                330
                               2010                 54
                               2011                 18
                               2012                  1
                                               --------
                              Total             $9,633
                                               ========

     As of July 31, 2007 and 2006, the carrying amounts reported above for long-term notes and loans payable approximate fair value based upon interest rates for debt currently available with similar terms and remaining maturities. Estimated cash requirements for interest on the Company's debt for fiscal 2008 is approximately $542,000.

8.     INCOME TAXES

      As a result of tax losses incurred in prior years, the Company at July 31, 2007, has tax loss carryforwards amounting to approximately $20.2 million. These loss carryforwards will expire from 2009 through 2026. Under SFAS No. 109, the Company is required to recognize the value of these tax loss carryforwards if it is more likely than not that they will be realized. The Company untilized $1 million of the tax losses for the year ended July 31, 2006. Due to losses, for federal income tax purposes, the Company did not utilize any of these tax losses for the years ended July 31, 2007 and 2005, respectively. The remaining tax loss carryforwards will expire as follows:

           July 31, 2009    $  0.2 million
           July 31, 2010       1.8 million
           July 31, 2011       0.1 million
           July 31, 2022       0.8 million
           July 31, 2023       7.8 million
           July 31, 2024       7.3 million
           July 31, 2026       2.2 million
                             -----
                   Total     $20.2 million
                             =====

     The Company had, at July 31, 2007 and 2006, certain other deferred tax assets and liabilities. Because it is not more likely than not that a portion of these deferred assets will be realized, the Company has provided a valuation allowance for the full amount of the net asset.

     The components of the income tax provision (benefit) are as follows for the years ended July 31 (In thousands):
                                                 2007      2006      2005
                                               --------  --------  --------
Current provision
  Federal                                        $ -        $ -        $ -
  State                                           12          -          7
                                               --------  --------  --------
Total current provision                           12          -          7
                                               --------  --------  --------
Deferred provision (benefit)
  Federal                                          -          -      2,466
  State                                            -          -        616
                                               --------  --------  --------
Total deferred provision (benefit)                 -          -      3,082
                                               --------  --------  --------
Total income tax provision (benefit)             $12        $ -     $3,089
                                               ========  ========  ========

     The differences between the tax (benefit) provision calculated at the statutory federal income tax rate, and the actual tax (benefit) provision for each year ended July 31 are as follows (in thousands):
                                                 2007      2006      2005
                                               --------  --------  --------
 (Loss)Income Before Income Taxes
   and Minority Interests                      $(2,288)    $ 128   $(8,265)
                                               ========  ========  ========
Federal income tax (benefit) at statutory rate  $ (778)    $  44   $(2,809)
State income taxes, net of federal benefit        (121)        7      (438)
Permanent differences                               13        49        52
Change in valuation allowance                      898      (100)    6,284
                                               --------  --------  --------
                                                $   12     $  -     $3,089
                                               ========  ========  ========

     The primary components of temporary differences which give rise to the Company's net deferred tax asset are shown in the following table.

           As of July 31,                        2007      2006
                                               --------  --------
                                                 (In thousands)
Deferred tax assets:
  Accounts receivable allowance                 $  703    $  810
  Net operating loss carry forwards              7,962     7,093
  Valuation allowance                           (7,980)   (6,981)
                                               --------  --------
Total deferred tax asset                           685       922
                                               --------  --------
Deferred tax liability
  Depreciation                                    (685)     (922)
                                               --------  --------
Total deferred tax liability                      (685)     (922)
                                               --------  --------
Net Deferred Tax Asset                          $   -     $   -
                                               ========  ========

9.  DISPOSITION OF ASSETS

     During the year ended July 31, 2007, the Company sold 6 acres of land in Wilmington, Delaware for $1.35 million and recorded a gain of $1.1 million, which is included in "Gain on land sales" in the Consolidated Statement of Operations. During the year ended July 31, 2006, the Company sold 13 acres of land in Manassas and Bedford Virginia to two unrelated parties. Total sales proceeds were approximately $1 million and the Company recorded aggregate gains of $969,000, which is included in "Gain on land sales" in the Consolidated Statement of Operations. During the year ended July 31, 2005, the Company sold 6 acres of land in Bedford, Virginia to the City of Bedford. The sales price was $225,000 and the Company recorded a gain of $221,000, which is included in "Gain on land sales" on the Consolidated Statement of Operations.


 10.  COMMON STOCK OPTIONS

     At the November 1996 annual meeting, the shareholders approved the establishment of a new Incentive Compensation Plan (1996 Plan) to provide an incentive for maximum effort in the successful operation of the Company and its subsidiaries by their officers and key employees and to encourage ownership of the common shares of the Company by those persons. Under the 1996 Plan, 200,000 shares were reserved for issuance.

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

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options issued during the years ended July 31, 2007 and 2006, respectively. Assumptions used for the year ended July 31, 2005 were: 1) dividend yield - 0%, 2) volatility rate
- 51.64%, 3) discount rate - 1.31%, 4) expected term (years) 5.

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

Stock option activity and price information follows:

                                             Weighted
                                              Average      Exercise
                                 Number      Exercise    Price Range
                               of Shares      Price       Per Share
                              -----------  -----------  --------------
  Balance at August 1, 2004     118,000       $3.58     $2.78 to $5.61
   Granted                       30,000       $4.10
   Exercised                     (2,500)      $3.34
   Forfeited                    (22,500)      $3.45
                              -----------
 Balance at July 31, 2005       123,000       $3.94     $2.78 to $5.61
   Granted                         -          $4.10
   Exercised                       -          $3.34
   Forfeited                    (33,500)      $3.45
                              -----------
  Balance at July 31, 2006       89,500       $3.94     $3.55 to $5.61
   Granted                         -          $  -
   Exercised                       -          $  -
   Forfeited                    (29,500)      $5.02
                              -----------
  Balance at July 31, 2007       60,000       $4.24     $3.55 to $4.10
                              ===========


     The following table summarizes information about stock options outstanding at July 31, 2007. All options outstanding are exercisable.

                                           Ranges       Total
------------------------------    -----------------------------------
Range of exercise prices           $3.55 to              $3.55 to
                                      $3.91     $4.10     $4.10
------------------------------    ----------  ----------  ----------
Options outstanding                 30,000      30,000      60,000
Weighted average remaining
  contractual life (years)            0.52        1.45        0.99
Weighted average
  exercise price                     $3.62       $4.10       $3.83

     The intrinsic value of the stock options exercised for the year ended July 31, 2005 was $1,000. Cash received from options exercised for the year ended July 31, 2005 was approximately $8,000. There was no additional tax benefit realized by the Company for the exercise of these options. There was no unrecognized compensation expense for the respective years since all stock options were fully vested at the time of issuance.


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

     Information about the Company's operations in its different segments for the years ended July 31 is as follows (in thousands):

                                               2007       2006       2005
                                             --------   --------   --------
Revenue:
  Manufacturing                              $28,918    $28,908    $34,282
  Construction                                17,580     15,485     21,893
  Other revenue                                  290        621        291
                                             --------   --------   --------
                                              46,788     45,014     56,466
Inter-company/segment revenue:
  Manufacturing                               (2,316)    (1,098)    (4,784)
  Construction                                (2,337)    (1,798)    (3,110)
                                             --------   --------   --------
Total revenue                                $42,135    $42,118    $48,572
                                             ========   ========   ========
Operating (loss) income:
  Manufacturing                              $(1,248)    $1,186    $(7,148)
  Construction                                (1,685)      (368)      (366)
                                             --------   --------   --------
Consolidated operating (loss) income          (2,933)       818     (7,514)
Gain on land sale                              1,136        969        221
General corporate income (loss), net             576       (708)      (110)
Interest Expense                              (1,067)      (951)      (860)
Income tax provision                             (12)      -        (3,089)
Minority interests                               (21)       (35)       (22)
                                             --------   --------   --------
Corporate (loss) income                      $(2,321)    $   93   $(11,374)
                                             ========   ========   ========
Assets:
  Manufacturing                              $14,978    $14,841
  Construction                                11,019     12,491
  General corporate                            1,803      2,786
                                             --------   --------
Total assets                                 $27,800    $30,118
                                             ========   ========
Accounts receivable
  Construction                                $6,947     $8,042
  Manufacturing                                6,828      6,880
  General corporate                              213        301
Total accounts receivable                    $13,988    $15,223

Capital expenditures:
  Construction                                  $989     $  375    $ 2,400
  Manufacturing                                   66        131        312
  General corporate                              -          -          -
                                             --------   --------   --------
Total capital expenditures                    $1,055     $  506    $ 2,712
                                             ========   ========   ========
Depreciation and Amortization:
  Manufacturing                               $  705     $  795     $  981
  Construction                                   683        661        920
  General corporate                              103        130        173
                                             --------   --------   --------
Total depreciation and amortization           $1,491     $1,586     $2,074
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

     Operating (loss) income is total revenue less operating expenses. In computing operating loss, the following items have not been added or deducted: general corporate expenses, interest expense, income taxes and minority interests.

     Identifiable assets by segment are those assets that are used in the Company's operations in each segment. General corporate assets include investments, some real estate, and certain other assets not allocated to segments.

     The majority of revenues have historically been derived from projects on which the Company is a subcontractor of a material supplier, other contractor or subcontractor. Where the Company acts as a subcontractor, it is invited to bid by the firm seeking construction services or materials; therefore, continuing favorable business relations with those firms that frequently bid on and obtain contracts requiring such services or materials are important to the Company. Over a period of years, the Company has established such relationships with a number of companies. During the year ended July 31, 2007, one customer accounted for 15% of consolidated revenues. During the year ended July 31, 2006, one customer accounted for 21% of consolidated revenues. During the year ended July 31, 2005, two customers accounted for 17% and 33% of consolidated revenues.

     The accounts receivable from the construction segment at July 31, 2007, 2006, and 2005 were due from 169, 176 and 222 unrelated customers, of which 7, 5 and 8 customers accounted for $3,365,000, $5,661,000 and $5,831,000, respectively. The amounts due from these customers are expected to be collected in the normal course of business.

     The accounts receivable from the manufacturing segment at July 31, 2007, 2006, and 2005 were due from 112, 108 and 93 unrelated customers, of which 5, 3 and 6 customers accounted for $3,518,000, $4,003,000 and $3,580,000, respectively. The amounts due from these customers are expected to be collected in the normal course of business.

     The Company does not normally require its customers to provide collateral for outstanding receivable balances.

     The Company's bridge girder subsidiary is dependent upon one supplier of discrete steel plate and one supplier of heavy rolled steel beams for its product. The Company maintains good relations with its vendors, generally receiving orders on a timely basis at reasonable cost for this market. If the vendors were unwilling or unable to continue selling steel to the Company, the Company would have trouble meeting production deadlines in its contracts, as the other major suppliers of these products have limited excess production available to "new" customers.


12.  EMPLOYEE BENEFIT PLANS

     The Company has a defined contribution retirement savings plan covering substantially all employees. The Plan provides for optional Company contributions as a fixed percentage of salaries. The Company contributes 3% of each eligible employee's salary to the plan. During the years ended July 31, 2007, 2006 and 2005, expenses under the plan amounted to approximately $285,000, $301,000 and $376,000, respectively.

     During the year ended July 31, 2006, the U.S. Department of Labor (DOL) proposed and the Company recorded a $50,000 penalty for the Plan's late tax filing. The Company filed the required returns during the year ended July 31, 2007 and requested an abatement of the penalty. The penalty was reduced to $7,500, which has been paid. Additionally, in the year ended July 31, 2007, the Company has recorded an expense of approximately $60,000 for lost earnings on late payments to the Plan of employee deferrals.

     The Company, through its subsidiary Williams Steel Erection Company, Inc., has a retirement plan where contributions are made for prevailing wage work performed under a public contract subject to the Davis-Bacon Act or to any other federal, state or municipal prevailing wage law. During the years ended July 31, 2007, 2006 and 2005, expenses under the plan amounted to approximately $638,000, $324,000 and $433,000, respectively.


13. EXTRAORDINARY ITEM

     During the year ended July 31, 2005, the Company obtained a legal memorandum from the Company's outside counsel that confirmed that the statute of limitations had expired relative to a certain debt instrument originally executed in 1989. This instrument was not specifically included in the Company's debt restructuring/extinguishments with the lender, which included forgiveness of a significant portion of debt and concluded in 1997. Because of uncertainty relating to this debt in particular and a change in the law concerning the applicable limitations period, and the potentially adverse consequences of seeking clarification from the lender, the Company, in 1997, deferred recognition of forgiveness of this debt. When the Company received confirmation during the year ended July 31, 2005, that the statute of limitations had expired with respect to the instrument, and the debt was legally not collectible by the lender, in accordance with SFAS 140, paragraph 16b, the liability was de-recognized and the gain was recorded.


14.  COMMITMENTS AND CONTINGENCIES

Leases

     The Company leases certain property, plant and equipment under operating lease arrangements, including leases with a related party discussed in Notes 3 and 6, that expire at various dates though 2011. Lease expenses approximated $494,000, $870,000 and $1,024,000 for the years ended July 31, 2007, 2006, and 2005, respectively. Future minimum lease commitments required under non-cancelable leases are as follows (in thousands), including approximately $25,000 of related party lease commitments due in 2008:

                Years ending July 31:      Amount
                ---------------------     --------
                               2008        $  312
                               2009           306
                               2010           306
                               2011            82
                                          --------
                               Total       $1,006
                                          ========

     In addition to the specific defaults listed in Note 18, the Company, in its construction segment, is in arrears on its payments under substantially all of its leases, although, except as disclosed specifically, the lessors have not taken action to terminate the subject leases.


(b) Insurance

     Prior to February 1, 2005, the Company had a "loss sensitive" workers' compensation insurance program. Under the "loss sensitive" program that was in place for the past several years, the Company accrued workers' compensation insurance expense based on estimates of its costs under the programs, and then adjusted these estimates based on claims experience. Due to unexpected losses on certain claims, the Company estimated additional liabilities due under the "loss sensitive" programs of approximately $275,000 during the year ended July 31, 2006, and $1.5 million during the year ended July 31, 2005.

(c) Other

     The Company's customer on its Woodrow Wilson Bridge contract has asserted a claim for $6.3 million for damages purportedly based on delays to the construction of the "Outer Loop" structure, which was opened to traffic in 2006. While management believes this claim is not well founded, the possibility of an adverse result can not be ruled out, and such a result, or even the costs associated with defending the claim, may have a material adverse affect upon the Company's financial position, results of operations and cash flows.

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


15.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year ended July 31,

(In thousands)          2007      2006      2005
                      --------  --------  --------
Income Taxes            $  9      $  -      $  6

Interest                $866    $1,102      $811


16.   REDEMPTION OF STOCK

     In January 2001, the Company's Board of Directors authorized the Company to repurchase 175,000 shares of its own stock. There were no repurchases of stock during the years ended July 31, 2007 and 2006. As of July 31, 2007, the Company had repurchased 49,522 shares for $210,000.


17.   Quarterly Financial Data - unaudited

     Selected quarterly financial information for the years ended July 31, 2007 and 2006 is presented below (in thousands except for per share data). (in thousands except earnings per share)
                                     Quarter ended                Year ended
                    -----------------------------------------------
                    October 31,  January 31,  April 30,   July 31,  July 31,
                       2006        2007        2007        2007       2007
                    ---------   ---------   ---------   ---------   ---------
Revenues             $10,018      $9,481     $11,474     $11,162     $42,135

Gross Profit           3,127       2,367       3,033      $2,563     $11,090

Net (Loss) Income      $(368)      $(143)      $(660)    $(1,150)    $(2,321)

(Loss) Income
   Per Common Share   $(0.10)     $(0.04)     $(0.18)     $(0.31)     $(0.63)

                                     Quarter ended                Year ended
                    -----------------------------------------------
                    October 31,  January 31,  April 30,   July 31,  July 31,
                       2005        2006        2006        2006       2006
                    ---------   ---------   ---------   ---------   ---------
Revenues             $12,104     $11,149     $10,765      $8,099     $42,117

Gross Profit           3,085       3,706       3,649      $2,635     $13,075

Net (Loss) Income      $(250)       $268         $62         $13         $93

(Loss) Income
   Per Common Share   $(0.07)      $0.07       $0.02       $0.01       $0.03


18.  CONTINUING OPERATIONS AND SUBSEQUENT EVENTS

     Overview:

     The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

     The Company's line of credit with United Bank of approximately $2.5 million matured on May 5, 2005. The Company subsequently received a Notice of Loan Defaults dated May 12, 2005. As a result of the Notice, the debts to United Bank, initially aggregating approximately $5.4 million, were accelerated and remain due and payable in full. The Company entered into a Forbearance Agreement on June 30, 2005, which has been amended and extended four times.

     Subsequent to July 31, 2007, the Company entered into a Fourth Amendment to Forbearance Agreement, extending the maturity of the remaining debt of approximately $2.9 million to December 31, 2007, provided that the Company replenish its deposit account to $150,000 to be drawn against to pay interest, and that Frank E. Williams, Jr. ratify, confirm and extend his Amended Restated Guaranty Agreement dated September 29, 2005.

      In addition to the specific defaults listed above, the Company's construction segment is in arrears on its payments under substantially all of its notes payable and leases, although, except as disclosed specifically, the lenders and lessors have not taken action to accelerate the indebtedness, foreclose on collateral or terminate the subject leases. As noted in Notes 3, 6, and 9, the Company has disposed of and/or has entered into sales and leaseback transactions with a related party on many of the cranes and equipment subject to these obligations. The Company intends to resolve the remaining default issues with non-related lenders and lessors during the year ending July 31, 2008, by sale or refinancing assets or by entering into sale/leasebacks to related parties as may be approved by the Company's independent directors.

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

Management's plans:

     As noted above, during the past two years the Company has sold certain assets and entered into financing arrangements with related parties to raise funds to repay debt and support its operations. However, the Company still faces an overall liquidity crisis and the specific need to repay its $2.9 million United Bank debt by December 31, 2007. In addition to returning the Company to consistent profitable operations, management is pursuing various financing options, including conventional, asset-based, and equity secured financing and exploring its strategic options relative to the sale of individual assets or subsidiaries.

     During its regular meeting on March 7, 2007, the Williams Industries Board of Directors, after reviewing the current and future costs of remaining a public corporation, approved the appointment of a committee of independent directors to explore the possibility of taking the company private with the objective of eliminating the costs associated with being a public company. Additional information will be forthcoming as appropriate.

     There can be no assurances as to the Company's ability to improve operations and return to normal profitability and that necessary financing may be available or sufficient funds raised by sale of individual assets or subsidiaries to repay the Bank debt. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Schedule II - Valuation and Qualifying Accounts
Years Ended July 31, 2007, 2006 and 2005
(in thousands)                  -------------------
                                    Additions
                                -------------------
                                Charged    Charged
                   Balance at  to Costs    to Other               Balance
                    Beginning    and      Accounts-  Deductions-  at End
   Description      of Period  Expenses    Describe    Describe  of Period
-------------------  --------   --------   --------   --------   --------
July 31, 2007:
  Allowance for
   doubtful accounts  $2,061      -          969 (3)     (81)(1)  $1,789
                                                      (1,160)(2)
July 31, 2006:
  Allowance for
   doubtful accounts  $1,976      -          915 (3)      (2) (1)  $2,061
                                                        (828) (2)
July 31, 2005:
  Allowance for
   doubtful accounts  $1,204      -        1,225 (3)     (21) (1)  $1,976
                                                        (432) (2)

(1)  Collections of accounts previously reserved.
(2)  Write-off from reserve accounts deemed to be uncollectible.
(3)  Reserve of billed extras charged against corresponding revenue account.