Form 10-Q
period 2007-10-31
WILLIAMS INDUSTRIES INC
filed 2007-12-17
CIK 107294

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, DC 20549

                          FORM 10Q

       Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For quarterly period ended             October 31, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "large accelerated filer and accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer    Accelerated filer   Non-accelerated filer X
Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).     YES _   NO  X

At January 31, 2007, the Registrant had outstanding 3,662,757 shares of Common Stock.

                    WILLIAMS INDUSTRIES, INCORPORATED
                               FORM 10-Q
                FOR THE QUARTER ENDED OCTOBER 31, 2007
                         TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                      PAGE

ITEM 1.  FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets - October 31, 2007
          and July 31, 2007 (Unaudited)...........................    1

     Condensed Consolidated Statements of Operations - Three
          months ended October 31, 2007 and 2006 (Unaudited)......... 2

     Condensed Consolidated Statements of Cash Flows -
          Three months ended October 31, 2007 and 2006 (Unaudited)... 3

     Notes to Condensed Consolidated Financial Statements
          (Unaudited)..............................................   4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS               14

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISKS                                          19

ITEM 4T.  CONTROLS AND PROCEDURES                                    19

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.......................................... 21

ITEM 1A. RISK
FACTORS............................................................. 21

ITEM 2.  UNREGISTERED SALES OF EQUITY IN SECURITIES
    AND USE OF PROCEEDS............................................. 21

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES............................ 21

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........ 22

ITEM 5.  OTHER INFORMATION.......................................... 22

ITEM 6.  EXHIBITS..................................................   22

CERTIFICATIONS AND
SIGNATURES.........................................................  23

                 WILLIAMS INDUSTRIES, INCORPORATED
               CONDENSED CONSOLIDATED BALANCE SHEETS
           (Unaudited - in thousands except share data)

                                ASSETS
                                           October 31,      July 31,
                                              2007           2007
                                           ----------     ----------
CURRENT ASSETS
Cash and restricted cash                    $    645        $   694
Accounts receivable, net                      14,806         13,988
Inventory                                      2,255          2,105
Costs and estimated earnings in excess of
     billings on uncompleted contracts         2,361          2,602
Prepaid and other assets                        949            787
                                           ----------     ----------
          Total current assets                21,016         20,176
                                           ----------     ----------
PROPERTY AND EQUIPMENT, AT COST               22,114         22,010
     Accumulated depreciation                (14,816)       (14,485)
                                           ----------     ----------
          Property and equipment, net          7,298          7,525
                                           ----------     ----------
OTHER ASSETS                                     112             99
                                           ----------     ----------
TOTAL ASSETS                                $ 28,426       $ 27,800
                                           ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of notes payable
  Unaffiliated third parties                $  5,678       $  5,907
  Related parties                              3,793          3,323
Accounts payable                               7,668          6,831
Billings in excess of costs and estimated
     earnings on uncompleted contracts         1,176          1,308
Financing obligations resulting from
     sale-leaseback transactions                 246            314
Other liabilities                              2,971          2,894
                                           ----------     ----------
          Total current liabilities           21,532         20,577

LONG-TERM LIABILITIES
Notes payable, less current portion
  Unaffiliated third parties                     382            403
Financing obligations resulting from
     sale-leaseback transactions               3,961          3,957
                                           ----------     ----------
          Total Liabilities                   25,875         24,937
                                           ----------     ----------
MINORITY INTERESTS                               171            168
                                           ----------     ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock - 3,666,850 shares
     issued and outstanding                      366            366
Additional paid-in capital                    16,638         16,638
Accumulated deficit                          (14,624)       (14,309)
                                           ----------     ----------
     Total stockholders' equity                2,380          2,695
                                           ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 28,426       $ 27,800
                                           ==========     ==========
       See Notes To Condensed Consolidated Financial Statements

                 WILLIAMS INDUSTRIES, INCORPORATED
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited - in thousands, except share data)

                                              Three Months Ended
                                                  October 31,
                                              2007           2006
                                           ----------     ----------
REVENUE
    Manufacturing                           $  6,935       $  6,708
    Construction                               3,858          3,195
    Other                                         11            115
                                           ----------     ----------
         Total revenue                        10,804         10,018
                                           ----------     ----------
DIRECT COSTS
    Manufacturing                              4,557          4,777
    Construction                               3,009          2,114
                                           ----------     ----------
        Total direct costs                     7,566          6,891
                                           ----------     ----------
GROSS PROFIT                                   3,238          3,127
                                           ----------     ----------
EXPENSES
    Overhead                                   1,246          1,132
    General and administrative                 1,629          1,746
    Depreciation                                 355            379
    Interest                                     320            227
                                           ----------     ----------
        Total expenses                         3,550          3,484
                                           ----------     ----------
LOSS BEFORE INCOME TAXES
  AND MINORITY INTERESTS                        (312)          (357)
INCOME TAX BENEFIT                                -              -

LOSS BEFORE MINORITY INTERESTS                  (312)          (357)
    Minority interests                            (3)           (11)
                                           ----------     ----------
NET LOSS                                     $  (315)       $  (368)
                                           ==========     ==========
LOSS PER COMMON SHARE- BASIC                 $ (0.09)       $ (0.10)

LOSS PER COMMON SHARE- DILUTED               $ (0.09)       $ (0.10)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
      BASIC                                 3,666,850     3,655,929
                                           ----------     ----------
      DILUTED                               3,666,850     3,655,929
                                           ----------     ----------

       See Notes To Condensed Consolidated Financial Statements


                 WILLIAMS INDUSTRIES, INCORPORATED
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Unaudited in thousands)

                                              Three Months Ended
                                                  October 31,
                                              2007           2006
                                           ----------     ----------
NET CASH USED IN OPERATING ACTIVITIES       $   (76)       $   (85)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for
      property, plant and equipment            (129)          (348)
                                           ----------     ----------
NET CASH USED IN INVESTING ACTIVITIES          (129)          (348)
                                           ----------     ----------
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                   3,401            992
   Repayments of notes payable               (3,245)          (714)
   Issuance of common stock                     -                7
                                           ----------     ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES       156            285
                                           ----------     ----------
NET DECREASE IN CASH AND RESTRICTED CASH        (49)          (148)
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD   694            952
                                           ----------     ----------
CASH AND RESTRICTED CASH, END OF PERIOD      $  645         $  804
                                           ==========     ==========


      See Notes To Condensed Consolidated Financial Statements

             WILLIAMS INDUSTRIES, INCORPORATED
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     OCTOBER 31, 2007

1.  INTERIM FINANCIAL STATEMENTS AND COMPANY LIQUIDITY

     This document includes unaudited interim financial statements that should be read in conjunction with the Company's latest audited annual financial statements. However, in the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the Company's financial position as of October 31, 2007 and July 31, 2007 and the results of its operations and its cash flows for the three months ended October 31, 2007 and 2006, respectively. Operating results for the three months ended October 31, 2007 are not necessarily indicative of the results expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended July 31, 2007.

     During its regular meeting on March 7, 2007, the Williams Industries Board of Directors, after reviewing the current and future costs of remaining a public corporation, approved the appointment of a committee of independent directors to explore the possibility of taking the company private. Additional information will be forthcoming as appropriate.

     Williams Industries, Incorporated (the Company) continues to face a liquidity and business crisis, after suffering operating losses for several years, tapping its available sources of operating cash, and borrowing in excess of $3 million from its largest shareholder. The Company is operating under a Forbearance Agreement with its major lender, United Bank, pursuant to which approximately $3 million is scheduled to be repaid by December 31, 2007. In addition, the Company is in default of nearly all of its other debts and leases. Because of the Company's financial condition and uncertain market conditions in its areas of operation, there remains a significant risk that the Company may not be able to book additional work to maintain its level of operations. The Company operates in an industry where there are large risks related to estimating and performing work and collecting amounts earned. The Company may continue to suffer operating losses and have difficulty meeting its obligations.

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


2.  RELATED-PARTY TRANSACTIONS

     The Company is obligated to the Williams Family Limited Partnership
(WFLP) under a lease agreement for real property, located in Manassas, Virginia. WFLP is controlled by individuals who own, directly or indirectly, approximately 55% of the Company's stock. The lease, which had an original term of five years and an extension option for five years, commenced February 15, 2000. The original term was extended, by agreement, one year to February 2006, and subsequently, on July 31, 2006, the agreement was modified as follows: (i) the Agreement was extended through February 2010, (ii) unpaid rent aggregating approximately $200,000 was deferred until September 30, 2007, (iii) Rent payments due after August 1, 2006 (approximately $6,000 per month), if delinquent, will be subject to a 5% penalty on the payment amount and will accrue interest at prime plus 3%; (iv) the option to purchase the property which the Company had under the original lease was terminated and replaced with an equity sharing formula which in the event of the sale of the property would yield payment to the Company of 75% of the gain on the ten acres previously subject to the option; and (v) in the event of a sale, Williams Bridge shall have the option to continue its lease of the portion of the property which has been cleared (approximately 2 acres) for the duration of the lease term. The Company will incur annual rent expense of approximately $72,000. The Company has not made payments to WFLP for rent during the fiscal year ended July 31, 2007 and the three months ended October 31, 2007, therefore those balances incurred a five percent penalty and will accrue interest at the prime interest rate plus three percent.

     During the three months ended October 31, 2007, the Company borrowed $338,000 from WFLP while repaying $69,000.

      Lease and interest expense for the three months ended October 31, 2007 and 2006 are reflected below. Additionally, at October 31, 2007 and July 31, 2007, Notes Payable and Accounts Payable, representing lease payments, to WFLP are reflected below.

                                              Three Months Ended
                                                   October 31,
(in thousands)                                2007           2006
                                           ----------     ----------
Lease Expense                                  $13            $11
Interest Expense                               $79            $58

                                            Balance        Balance
                                          October 31,      July 31,
                                              2007           2007
                                           ----------     ----------
Notes Payable                                $3,593         $3,323
Accounts Payable                             $  520         $  659

     During the year ended July 31, 2006, the notes payable owed to the WFLP were extended by agreement to September 30, 2007. As of October 31, 2007, the Company had not reached agreement with the WFLP on the disposition of amounts due at September 30, 2007.

     During the year ended July 31, 2006, in order to resolve loan and lease defaults, the Company sold seven previously owned or leased cranes to FlexLease, LLC, an entity owned by Director Frank E. Williams, Jr., his son
H. Arthur Williams, President of Williams Steel Erection Company, Inc. and General Counsel Daniel K. Maller, also a Vice President of Williams Bridge Company. During the quarter ended October 31, 2006, one additional crane which was previously leased by the Company, was acquired by FlexLease. The crane was subsequently sold to the Company for $165,000 with the Company entering into a note to FlexLease for three years at the prime rate of interest plus one percent (currently 8.5%). The Company has the right to buy each crane for the amount paid by FlexLease plus a fee of 1%-3% depending on when such right is exercised. These transactions, which were approved by the Company's independent directors and offered on better terms than available from unrelated lenders and lessors, include buy-back provisions, which will allow the Company to pursue alternate financing. These cranes support the construction activities of the Company. The Company entered into short-term "lease/purchase" agreements on six cranes, one of which was subsequently sold to a non-affiliated third party during the year ended July 31, 2006, and a financing agreement on two cranes. Lease and interest expense for the three months ended October 31, 2007 and 2006 are reflected below. Additionally, Notes payable and Accounts payable, representing lease payments at October 31, 2007 and July 31, 2007 are reflected below.

                                               Three Months Ended
                                                   October 31,
(in thousands)                                2007           2006
                                           ----------     ----------
Lease Expense                                  $65            $73
Interest Expense                               $31            $ -

                                            Balance         Balance
                                           October 31,      July 31,
                                              2007           2007
                                           ----------     ----------
Financing obligation resulting from
  sale-leaseback transaction                 $1,048         $1,106
Accounts Payable                             $  249         $  154

     Subsequent to the quarter ended October 31, 2007, the Company entered into a lease/purchase agreement with FlexLease to finance an additional crane, previously leased by the Company from GE Capital. The negotiated buyout of the lease was $200,000, and with the approval of the Company's independent directors, the Company agreed to pay FlexLease based on a capitalized cost of $210,000 with interest at FlexLease's cost of funds + 1%. In connection with financing this transaction, FlexLease negotiated a lower rate on two cranes previously financed, which is expected to result in cost savings to the Company of approximately $1,000 per month.

     The deferred gains on the transactions with FlexLease are shown as "Financing obligations resulting from sale-leaseback transactions" under Current and Long-Term Liabilities on the Condensed Consolidated Balance Sheet.

     Mr. Frank E. Williams, Jr., who owned or controlled approximately 51% of the Company's stock at October 31, 2007, also owns controlling interests in Williams Enterprises of Georgia, Inc., and Structural Concrete Products, LLC. Additionally, Mr. Williams, Jr. owns a substantial interest in Bosworth Steel Erectors, Inc. Amounts receivable and payable to these entities at October 31, 2007 and July 31, 2007, and revenue earned and costs incurred with these entities during the three months ended October 31, 2007 and 2006 are reflected below.

                                               Three Months Ended
                                                   October 31,
(in thousands)                                2007           2006
                                           ----------     ----------
Revenue                                       $109           $338

Billings to entities                          $109           $533

Costs and expenses incurred                   $ 87           $341

                                                    Balance
                                           October 31,     July 31,
                                              2007           2007
                                           ----------     ----------
Accounts receivable                           $820           $965
Notes Payable                                 $200           $ -
Accounts Payable                              $722           $538
Billings in excess of costs and estimated
 earnings on uncompleted contracts net of Costs
 and Estimated Earnings in Excess of Billings  $(1)          $ 39

     Directors Frank E. Williams, Jr. and Stephen N. Ashman are shareholders and directors of a commercial bank from which the Company obtained a $240,000 note payable on December 23, 2002. The note, which replaced an existing note payable that had a higher interest rate and payment, was negotiated at arms length under normal commercial terms. Interest expense for the three months ended October 31, 2007 and 2006, respectively, is reflected below. The balance outstanding at October 31, 2007 and July 31, 2007 is also reflected below.
                                              Three Months Ended
                                                 October 31,
(in thousands)                                2007           2006
                                           ----------     ----------
Interest Expense                               $ 1            $ 2

                                             Balance        Balance
                                           October 31,      July 31,
                                              2007           2007
                                           ----------     ----------
Note Payable                                   $ 9            $21


Directors

     At October 31, 2007, the Company owed its non-employee members of the Board of Directors approximately $184,000 for unpaid director fees.


3.  SEGMENT INFORMATION

     Information about the Company's operations for the three months ended October 31, 2007 and 2006 is as follows (in thousands):

                                              Three Months Ended
                                                   October 31,
                                              2007           2006
                                           ----------     ----------
Revenues:
  Construction                              $ 4,433         $ 3,643
  Manufacturing                               7,525           6,714
  Other                                          11             115
                                           ----------     ----------
                                             11,969          10,472
                                           ----------     ----------
Intersegment revenues:
  Construction                                  575             448
  Manufacturing                                 590               6
  Other                                         -               -
                                           ----------     ----------
                                              1,165             454
                                           ----------     ----------
Consolidated revenues:
  Construction                                3,858           3,195
  Manufacturing                               6,935           6,708
  Other                                          11             115
                                           ----------     ----------
Total Consolidated
     Revenues                               $10,804         $10,018
                                           ----------     ----------
Operating (loss) income:
  Construction                              $  (283)        $    44
  Manufacturing                                 711             166
                                           ----------     ----------
Consolidated operating income                   428             210
General corporate expense, net                 (420)           (340)
Interest expense                               (320)           (227)
Minority interests                               (3)            (11)
                                           ----------     ----------
Corporate loss                              $  (315)        $  (368)
                                           ==========     ==========
     The majority of revenues are derived from projects on which the Company is a subcontractor of a material supplier, contractor or subcontractor. Where the Company acts as a subcontractor, it is invited to bid by firms seeking construction services or materials. Therefore, it is important to maintain favorable business relations with those firms. In the manufacturing segment, for the three months ended October 31, 2007, five customers accounted for 15%, 12%, 12%, 11% and 10% of "manufacturing revenue". For the three months ended October 31, 2006, one customer accounted for 23% of total "consolidated revenue", and 36% of manufacturing revenue".

     The Company's bridge girder subsidiary is dependent upon one producer of discrete steel plate and one producer of heavy rolled steel beams for its product, although the rolled beams are generally purchased through one of several competitive "warehouse" vendors. The Company maintains good relations with its vendors, generally receiving orders on a timely basis at reasonable cost for this market. If the vendors were unwilling or unable to continue selling steel to the Company, the Company would have trouble meeting production deadlines in its contracts, as the other major suppliers of these products have limited excess production available to "new" customers.

     Subsequent to October 31, 2007, the Company learned that the discrete steel plate producer agreed to be acquired by another company. The Company does not expect this acquisition to impair its important relationship with the vendor.


4.  INVENTORIES

     Materials inventory consists of structural steel, steel plates and galvanized steel coils. Cost of materials inventory is accounted for using either the specific identification or the average cost method.


5.  PURCHASE OF ASSETS

     During the quarter ended October 31, 2007, the Company capitalized major repairs of equipment of approximately $129,000 in Property and Equipment.


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

     The land and building in this transaction are included in property and equipment as follows:
                                             Balance          Balance
                                          October  31,       July 31,
(In thousands)                                 2007             2007
                                           -----------      ----------
Land                                          $  357          $  357
Building & improvements                        2,097           2,155
                                           -----------      ----------
 Total property at cost                        2,454           2,512
Less: Accumulated depreciation                (1,519)         (1,571)
                                           -----------      ----------
  Property, net                               $  935          $  941
                                           -----------      ----------

Depreciation on the building and improvements will continue to be charged to operations until a sale has been recognized. Future minimum annual payments required under the leaseback, as of October 31, 2007, are as follows:

              For the year ending October 31,
                 2008              $ 252
                 2009              $ 252
                 2010              $ 252
                 2011              $ 147
                                 --------
                Total              $ 903
                                 ========
Rent expense relating to this financing agreement was $63,000 and $57,000 for the three months ended October 31, 2007 and 2006, respectively.

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

     The Company cranes, in these transactions, are included in property and equipment as follows at October 31, 2007 and July 31, 2007 (in thousands):
                                               Balance       Balance
                                             October 31,     July 31,
(In thousands)                                   2007          2007
                                             ----------     ----------
Cranes & Heavy Equipment                       $2,523         $2,475
Less: Accumulated depreciation                 (1,341)        (1,282)
                                             ----------     ----------
  Property, net                                $1,182         $1,193
                                             ==========     ==========

Depreciation on the previously owned cranes will continue to be charged to operations until a sale has been recognized.

     Subsequent to the quarter ended October 31, 2007, the Company entered into a lease/purchase agreement with FlexLease to finance an additional crane, previously leased by the Company from GE Capital. The negotiated buyout of the lease was $200,000, and with the approval of the Company's independent directors, the Company agreed to pay FlexLease based on a capitalized cost of $210,000 with interest at FlexLease's cost of funds + 1%. In connection with financing this transaction, FlexLease negotiated a lower rate on two cranes previously financed, which is expected to result in cost savings to the Company of approximately $1,000 per month.


7.  INCOME TAXES

    In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48). This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109 by defining the criteria that an individual tax position must meet in order for the position to be recognized within the financial statements and provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company adopted FIN 48 effective August 1, 2007. There were no adjustments from the adoption of this standard in the three months ended October 31, 2007. The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Currently, no examinations are open in any jurisdiction.

     For federal purposes, tax years 2004-2006 remain open to examination as a result of earlier net operating losses being utilized in recent years. The statue of limitation remains open on the earlier years for three years subsequent to the utilization of net operating losses. For state purposes, the statute of limitation remains open in a similar manner for states that have generated net operating losses.

     The Company does not anticipate any significant increases or decreases in unrecognized tax benefits within the next twelve months. In October of 2007, the statute of limitations expired on federal issues related to tax years 2003 and prior. There was no material impact on the unrecognized tax benefits related to the expiration of the statue of limitations for tax years 2003 and prior.


8.  COMMON STOCK OPTIONS

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

     The adoption of SFAS No. 123 (R) had no impact on the Company's condensed consolidated financial statements for the three months ended October 31, 2007 and 2006 since no stock based grants were issued and all prior grants were fully vested. The Company generally grants options for common stock at an option price equal to the fair market value of the stock on the date of grant. The Company's stock option plans are more fully described in the Company's Annual Report on Form 10-K for fiscal year ended July 31, 2007.

     At October 31, 2007, the Company had 60,000 stock options outstanding and exercisable at a weighted average exercise price of $4.24 per share. The exercise price ranges from $3.55 per share to $4.10 per share. All unexercised stock options expire by January 20, 2010.


9.  SUBSEQUENT EVENTS

     Subsequent to the quarter ended October 31, 2007, the Company entered into a lease/purchase agreement with FlexLease to finance an additional crane, previously leased by the Company from GE Capital. The negotiated buyout of the lease was $200,000, and with the approval of the Company's independent directors, the Company agreed to pay FlexLease based on a capitalized cost of $210,000 with interest at FlexLease's cost of funds + 1%. In connection with financing this transaction, FlexLease negotiated a lower rate on two cranes previously financed, which is expected to result in cost savings to the Company of approximately $1,000 per month.

     Subsequent to October 31, 2007, the Company sold a heavy lift crane for $75,000, recording a gain of $39,000.


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

     The Company is facing a liquidity and business crisis after suffering operating losses for several years. It has utilized its available sources of operating cash and borrowed approximately $3.8 million from its largest shareholder and his affiliated entities.

     The Company is operating under a Forbearance Agreement with its major lender, United Bank, pursuant to which it owes approximately $3.0 million on December 31, 2007. The Company has initiated discussions with the lender to extend the maturity of this debt, but as of this filing there is no agreement on any such extension.

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

     The Company's manufacturing segment produced an operating profit of $711,000 for the quarter ended October 31, 2007 compared to an operating profit of $166,000 for the quarter ended October 31, 2006. The segment was able to manufacture its product more efficiently while steel prices stayed constant or declined slightly.

     The construction segment produced an operating loss of $283,000 for the quarter ended October 31, 2007 compared to an operating profit of $44,000 for the quarter ended October 31, 2006. While the segment's crane rental subsidiary was profitable, it's construction subsidiary produced a loss as it completed its Woodrow Wilson Bridge contract and closed out several other contracts which operated at a loss.


Material Changes in Financial Condition
----------------------------------------

     For the three months ended October 31, 2007, the following changes occurred:

     The Company's Cash decreased $49,000.

     Accounts Receivable increased approximately $818,000 mainly from increased billings in the Company's manufacturing segment related to its bridge girder subsidiary.

     Inventory increased $150,000 with increases at each of its manufacturing subsidiaries. The Company believes it has adequate inventory on hand and on order to meet current needs.

     Property and Equipment, at Cost increased $104,000. The Company capitalized major repairs of approximately $129,000 and wrote off fully depreciated capital repairs of $25,000.

     At October 31, 2007, the Company had approximately $7.1 million in variable rate notes payable. Total Notes Payable increased $220,000 for the three months ended October 31, 2007. The Company borrowed approximately $3.4 million, including $2.4 million financed by accounts receivable of the Company's stay-in-place decking subsidiary; $500,000 to finance Company insurance premiums; and $540,000 from related parties to fund operations. The Company repaid $3.2 million, which included payments of $2.6 million on financing secured by Company accounts receivables; $69,000 to the Williams Family Partnership; and $512,000 on other operating notes. Notes payable to the Williams Family Limited Partnership of $3.2 million matured on September 30, 2007 and are included in "Current portion of notes payable" at October 31, 2007.

     Billings In Excess of Costs and Estimated Earnings on Uncompleted Contracts net of Costs and Estimated Earnings in Excess of Billings, decreased $109,000.

     Other Liabilities increased $77,000, mainly related to increased payroll related costs on the Company's steel erection subsidiary's contract on the inner loop of the Woodrow Wilson Bridge project outside of Washington, D.C.

     Stockholders' Equity decreased $315,000 to $2.4 million as the Company recorded a loss of $315,000 for the period.

     For the three months ended October 31, 2007, the Company used net cash of $49,000. It used $76,000 in operations and $129,000 in investing activities related to fixed asset acquisitions. Net cash was provided from financing activities of $156,000 as the Company borrowed $3.4 million and repaid $3.2 million.


Material Changes in Results of Operations
-----------------------------------------

Three Months Ended October 31, 2007 Compared to
Three Months Ended October 31, 2006

     For the quarter ended October 31, 2007, the Company reported an increase in revenues and gross profit, and a decrease in its loss when compared to the quarter ended October 31, 2006.

     The Company reported a net loss of $315,000, or $0.09 per share, on total revenue of $10.8 million for 2007 as compared to a net loss of $368,000, or $.10 per share, on total revenue of $10 million for 2006.

     While Manufacturing segment revenues increased slightly, its gross profit increased approximately $450,000 as gross profit percentages increased from 29% in 2006 to 34% in 2007. Increased labor efficiency and stable steel pricing contributed to the increased percentages. All subsidiaries in this segment were profitable for 2007.

     Construction segment revenues increased $663,000 when the two quarters are compared. Gross profit decreased $232,000 as the gross profit percentage decreased from 34% in 2006 to 22% in 2007. Increased labor and labor related costs to the close out of several contracts, including erection of the Woodrow Wilson Bridge outside of Washington, DC, contributed to the reduced gross profit and gross profit percentage.

     Overhead increased $114,000 mainly due to increased consumable spending on increased production.

     General and Administrative expenses decreased $117,000, due mainly to decreased insurance costs.


BACKLOG

     At October 31, 2007, the Company's backlog was $21.1 million, a decrease of approximately $10 million from October 31, 2006 and a decrease of approximately $2.4 million from July 31, 2007. It is anticipated that substantially all of the $21 million backlog will be completed within the next twelve months.

Off-Balance Sheet Arrangements

     Except as shown below in Aggregate Contractual Obligations and in Note 14, Leases, in the Company's "Notes to Consolidated Financial Statements" of the Company's Annual Report on Form 10K for July 31, 2007, the Company has no off balance sheet arrangements.

 Aggregate Contractual Obligations

     The table below summarizes the payment timetable for certain contractual obligations of the Company.

(Amounts in thousand $)                       Payments Due By Period
                                      --------------------------------------
                                     Less Than    1-3      4-5    More Than
Contractual Obligations       Total    1 Year    Years    Years    5 Years
------------------------    -------  ----------  ------   ------  ----------
Long Term Debt               $9,853     $9,471    $ 371    $  11     $ -
Financing Obligation from
 Sale-Leaseback Transactions $1,782     $  497   $1,009    $ 276     $ -
Operating Leases             $  208     $   73   $  108    $  27     $ -
                            -------    -------   ------   ------   -------
Total                       $11,843    $10,041   $1,488    $ 314     $ -
                            =======    =======   ======   ======   =======


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


Item 4T. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As of the end of the period of this report, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of our controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2007.

(b) Changes in internal controls over financial reporting.

There have not been any changes in our internal control over financial reporting during the fiscal quarter ended October 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Inherent limitations on effectiveness of controls

The Company's management, including its Chief Executive Officer and Chief Financial officer, believes that its disclosure controls and procedures and internal control over financial reporting are effective at a reasonable assurance level. However, the Company's management does not expect that its disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that these are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurances that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.




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

     The Company is operating under a Forbearance Agreement with its major lender, United Bank, pursuant to which it owes approximately $3.0 million on December 31, 2007. The Company has initiated discussions with the lender to extend the maturity of this debt, but as of this filing there is no agreement on any such extension.

     The Company's construction segment is in arrears on its payments under substantially all of its notes payable and leases, although the lenders and lessors have not taken action to accelerate the indebtedness, foreclose on collateral or terminate the subject leases.


ITEM 1A. RISK FACTORS

     There have been no material changes to the Company's risk factors as previously disclosed in Item 1A, "Risk Factors", in its Form 10K for the fiscal year ended July 31, 2007.


ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None


ITEM 3. Defaults Upon Senior Securities

     The Company is operating under a Forbearance Agreement with its major lender, United Bank, pursuant to which it owes approximately $3.0 million on December 31, 2007. The Company has initiated discussions with the lender to extend the maturity of this debt, but as of this filing there is no agreement on any such extension.

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


ITEM 4. Submission of Matters to a Vote of Security Holders

     On December 6, 2007, the shareholders of Williams Industries, Inc. elected the Company's board of directors at the annual meeting of shareholders. Elected were: Stephen N. Ashman, William J. Sim, Frank E. Williams, Jr., Frank E. Williams, III and John A. Yerrick. The results of the December 6, 2007 shareholder's election of directors are as follows:

Nominee                         For               Abstain
-----------------------       -----------        --------
Stephen N. Ashman              2,836,327          64,187
William J. Sim                 2,836,255          64,259
Frank E. Williams, Jr.         2,810,555          89,959
Frank E. Williams, III         2,810,855          89,659
John A. Yerrick                2,836,255          64,259


ITEM 5. Other Information

     None.

ITEM 6. Exhibits

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




                                Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

December 13, 2007       Williams Industries, Incorporated
                        ----------------------------------
                                 Registrant

                         /s/ Frank E. Williams, III
                        ---------------------------
                        Frank E. Williams, III
                        Chairman of the Board, President,
                        Chief Executive Officer,
                        Chief Financial Officer