Form 10-Q
period 2008-01-31
WILLIAMS INDUSTRIES INC
filed 2008-03-14
CIK 107294

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                                FORM 10Q

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For quarterly period ended            January 31, 2008

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

At January 31, 2008, the Registrant had outstanding 3,666,850 shares of Common Stock.








                      WILLIAMS INDUSTRIES, INCORPORATED
                                   FORM 10-Q
                   FOR THE QUARTER ENDED JANUARY 31, 2008
                              TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                   PAGE
ITEM 1.  FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets - January 31, 2008
           and July 31, 2007 (Unaudited)                           1

     Condensed Consolidated Statements of Operations -
           Three and six months ended January 31, 2008 and
           2007 (Unaudited)                                        2

     Condensed Consolidated Statements of Cash Flows -
           Six months ended January 31, 2008 and 2007
           (Unaudited)                                             3

     Notes to Condensed Consolidated Financial Statements
           (Unaudited)                                             4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS            14

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISKS                                       19

ITEM 4T.  CONTROLS AND PROCEDURES                                 19

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                        21

ITEM 1A. RISK FACTORS                                             21

ITEM 2.  UNREGISTERED SALES OF EQUITY IN SECURITIES
         AND USE OF PROCEEDS                                      21

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          21

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS                                         22

ITEM 5.  OTHER INFORMATION                                        22

ITEM 6.  EXHIBITS                                                 22

CERTIFICATIONS AND SIGNATURES                                     23
<PAG










               WILLIAMS INDUSTRIES, INCORPORATED
            CONDENSED CONSOLIDATED BALANCE SHEETS
        (Unaudited - in thousands except share data)

                             ASSETS
                            --------
                                            January 31,    July 31,
                                               2008          2007
                                            ----------    ----------
CURRENT ASSETS
Cash and restricted cash                     $    130       $   694
Accounts receivable, net                       14,411        13,988
Inventory                                       2,961         2,105
Costs and estimated earnings in excess
     of billings on uncompleted contracts       3,165         2,602
Prepaid and other assets                          483           787
                                            ----------    ----------
          Total current assets                 21,150        20,176
                                            ----------    ----------
PROPERTY AND EQUIPMENT, AT COST                21,660        22,010
     Accumulated depreciation                 (14,746)      (14,485)
                                            ----------    ----------
          Property and equipment, net           6,914         7,525
                                            ----------    ----------
OTHER ASSETS                                      178            99
                                            ----------    ----------

TOTAL ASSETS                                 $ 28,242      $ 27,800
                                            ==========    ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------
CURRENT LIABILITIES
Current portion of notes payable
  Unaffiliated third parties                  $ 5,404       $ 5,907
  Related parties                               3,901         3,323
Accounts payable                                8,286         6,831
Billings in excess of costs and estimated
     earnings on uncompleted contracts          1,686         1,308
Financing obligations resulting from
     sale-leaseback transactions                  251           314
Other liabilities                               2,752         2,894
                                            ----------    ----------
          Total current liabilities            22,280        20,577

LONG-TERM LIABILITIES
Notes payable, less current portion
  Unaffiliated third parties                      234           403
Financing obligations resulting from
     sale-leaseback transactions                3,892         3,957
                                            ----------    ----------
          Total Liabilities                    26,406        24,937
                                            ----------    ----------
MINORITY INTEREST                                  28           168
                                            ----------    ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock - 3,666,850 shares
     issued and outstanding                       366           366
Additional paid-in capital                     16,638        16,638
Accumulated deficit                           (15,196)      (14,309)
                                            ----------    ----------
     Total stockholders' equity                 1,808         2,695
                                            ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 28,242      $ 27,800
                                            ==========    ==========
       See Notes To Condensed Consolidated Financial Statements

                 WILLIAMS INDUSTRIES, INCORPORATED
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (Unaudited - in thousands except share data)

                                  Three Months Ended   Six Months Ended
                                      January 31,          January 31,
                                     2008     2007       2008     2007
                                   -------- --------  --------  --------
REVENUE
    Manufacturing                  $ 5,617  $ 6,144   $12,552   $12,852
    Construction                     2,813    3,271     6,671     6,466
    Other                               14       66        25       181
                                   -------- --------  --------  --------
         Total revenue               8,444    9,481    19,248    19,499
                                   -------- --------  --------  --------
DIRECT COSTS
    Manufacturing                    3,571    4,723     8,128     9,500
    Construction                     1,964    2,391     4,973     4,505
                                   -------- --------  --------  --------
        Total direct costs           5,535    7,114    13,101    14,005
                                   -------- --------  --------  --------
GROSS PROFIT                         2,909    2,367     6,147     5,494
                                   -------- --------  --------  --------
GAIN ON LAND SALE                     -       1,136      -        1,136
                                   -------- --------  --------  --------
EXPENSES
    Overhead                         1,187    1,228     2,433     2,360
    General and administrative       1,640    1,822     3,269     3,568
    Depreciation                       353      391       708       770
    Interest                           289      206       609       433
                                   -------- --------  --------  --------
        Total expenses               3,469    3,647     7,019     7,131
                                   -------- --------  --------  --------
LOSS BEFORE INCOME TAXES
  AND MINORITY INTEREST               (560)    (144)     (872)     (501)

INCOME TAX PROVISION                  -        -         -         -
                                   -------- --------  --------  --------
LOSS BEFORE MINORITY INTEREST         (560)    (144)     (872)     (501)

    Minority interest                  (12)       1       (15)      (10)
                                   -------- --------  --------  --------
NET LOSS                            $ (572)  $ (143)   $ (887)   $ (511)
                                   ======== ========  ========  ========
NET LOSS PER COMMON SHARE:

LOSS PER COMMON SHARE-BASIC         $(0.16)  $(0.04)   $(0.24)   $(0.14)
                                   ======== ========  ========  ========
LOSS PER COMMON SHARE-DILUTED       $(0.16)  $(0.04)   $(0.24)   $(0.14)
                                   ======== ========  ========  ========
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING:  BASIC AND DILUTED 3,666,850 3,660,282  3,666,850 3,658,373
                                  --------- ---------  --------- ---------
          See Notes To Condensed Consolidated Financial Statements

                     WILLIAMS INDUSTRIES, INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited in thousands)

                                                Six Months Ended
                                            January 31,   January 31,
                                               2008          2007
                                            ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $  (887)      $  (511)

NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                        757          (348)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures
      for property, plant and equipment         (200)         (680)
   Proceeds from sale of
      property, plant and equipment              143         1,296
                                            ----------    ----------
NET CASH (USED IN) PROVIDED BY
   INVESTING ACTIVITIES                          (57)          616
                                            ----------    ----------
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                    5,859         4,022
   Repayments of notes payable                (6,081)       (3,618)
   Issuance of common stock                     -               20
   Minority interest in dividends               (155)         -
                                            ----------    ----------
NET CASH (USED IN) PROVIDED BY
   FINANCING ACTIVITIES                         (377)          424
                                            ----------    ----------
NET (DECREASE) INCREASE IN CASH                 (564)          181
CASH, BEGINNING OF PERIOD                        694           952
                                            ----------    ----------
CASH, END OF PERIOD                           $  130        $1,133
                                            ==========    ==========


      See Notes To Condensed Consolidated Financial Statements

               WILLIAMS INDUSTRIES, INCORPORATED
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       JANUARY 31, 2008

1.  INTERIM FINANCIAL STATEMENTS AND COMPANY LIQUIDITY

     This document includes unaudited interim financial statements that should be read in conjunction with the Company's latest audited annual financial statements. However, in the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the Company's financial position as of January 31, 2008 and July 31, 2007 and the results of its operations for the three and six months ended January 31, 2008 and 2007, respectively; and its cash flows for the six months ended January 31, 2008 and 2007, respectively. Operating results for the three and six months ended January 31, 2008 are not necessarily indicative of the results expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended July 31, 2007.

     During its regular meeting on March 7, 2007, the Williams Industries Board of Directors, after reviewing the current and future costs of remaining a public corporation, approved the appointment of a committee of independent directors to explore the possibility of taking the company private. The Company has engaged legal counsel and financial analysts to assist the committee in this regard. Additional information will be forthcoming as appropriate.

     Williams Industries, Incorporated (the Company) continues to face a liquidity and business crisis, after suffering operating losses for several years, tapping its available sources of operating cash, and borrowing $3.7 million from its largest shareholder. The Company is operating under a Forbearance Agreement with its major lender, United Bank, pursuant to which approximately $2.4 million was outstanding at January 31, 2008 and is scheduled to be repaid by August 1, 2008. Subsequent to January 31, 2008 the Company paid $500,000 to United Bank. Under the terms of the Forbearance Agreement, it is anticipated that United Bank will "term out" the remaining balance, possibly through 2011.

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

     In view of the Company's liquidity problems and in order to fund the repayment of the United Bank notes, the Company is pursuing various financing options, including conventional and asset-based financing, and exploring its strategic options relative to the sale of individual assets or subsidiaries. For example, the Company's present use of its land in Manassas, Virginia may not be its "highest and best" use. Based on the sale price of the 3-acre parcel sold in June 2006, the value of the Company's real property in Manassas, Virginia may exceed $15 million. However, due to recent changes in the real estate market, the value realized from the sale in June 2006 may not reflect the value that would be realized at the present time. Management has not ruled out any measure that may be necessary to protect the Company's assets and preserve shareholder value.

     As of this filing, the Company's three manufacturing subsidiaries have made principal payments to United Bank to release their individual assets from the Company's corporate financing. Two of the subsidiaries have obtained high interest, asset-based financing to meet their cash needs, which may limit their ability to assist the parent company in meeting its remaining obligations on the United Bank debt. The principal payments made by the three manufacturing subsidiaries to United Bank, including a payment made through the sale/leaseback of the Company's Richmond facility, have aggregated $2.5 million.


2.  RELATED-PARTY TRANSACTIONS

     The Company is obligated to the Williams Family Limited Partnership
(WFLP) under a lease agreement for real property, located in Manassas, Virginia. WFLP is controlled by individuals who own, directly or indirectly, approximately 55% of the Company's stock. The lease, which had an original term of five years and an extension option for five years, commenced February 15, 2000. The original term was extended, by agreement, one year to February 2006, and subsequently, on July 31, 2006, the agreement was modified as follows: (i) the Agreement was extended through February 2010, (ii) unpaid rent aggregating approximately $200,000 was deferred until September 30, 2007, (iii) Rent payments due after August 1, 2006 (approximately $6,000 per month), if delinquent, will be subject to a 5% penalty on the payment amount and will accrue interest at prime plus 3%; (iv) the option to purchase the property which the Company had under the original lease was terminated and replaced with an equity sharing formula which in the event of the sale of the property would yield payment to the Company of 75% of the gain on the ten acres previously subject to the option; and (v) in the event of a sale, Williams Bridge shall have the option to continue its lease of the portion of the property which has been cleared (approximately 2 acres) for the duration of the lease term. The Company will incur annual rent expense of approximately $54,000. The Company has not made payments to WFLP for rent during the fiscal year ended July 31, 2007 and the six months ended January 31, 2008, therefore those balances incurred a five percent penalty and accrue interest at the prime interest rate plus three percent. As reported in Form 8-K filed January 7, 2008, the WFLP has agreed to extend the balances owed under (ii) above, now aggregating approximately $300,000, to September 30, 2008.

     During the six months ended January 31, 2008, the Company borrowed $505,000 from WFLP while repaying $127,000.

     Lease and interest expense for the three and six months ended January 31, 2008 and 2007 are reflected below. Additionally, Notes Payable and Accounts Payable, representing lease payments to WFLP at January 31, 2008 and July 31, 2007, are reflected below.

                            Three Months Ended          Six Months Ended
                                January 31,                January 31,
(in thousands)              2008          2007          2008          2007
                           ------        ------        ------        ------
Lease Expense                $13           $18           $26           $29
Interest Expense             $80           $67          $165          $135

                                                      Balance      Balance
                                                    January 31,    July 31,
                                                        2008         2007
                                                     --------      --------
Notes Payable                                         $3,702        $3,323
Accounts Payable                                      $  657        $  659

     As reported in Form 8-K filed January 7, 2008, the WFLP has agreed to extend balances due September 30, 2007, aggregating approximately $3.3 million, to September 30, 2008.

     Prior to July 31, 2007, in order to resolve loan and lease defaults, the Company sold previously owned or leased cranes to FlexLease, LLC, an entity owned by Director Frank E. Williams, Jr., his son H. Arthur Williams, President of Williams Steel Erection Company, Inc. and General Counsel
Daniel K. Maller, also a Vice President of Williams Bridge Company. Details of these transactions have been previously detailed in the Company's 10k for the year ended July 31, 2007. During the year ended July 31, 2007, the Company entered into a short-term lease agreement for a crane previously leased by the Company in contemplation of the sale of the crane on the open market, providing for the buyout of the crane by FlexLease, with FlexLease to earn a fee of 3% or to share any proceeds above the appraised value 50/50. This crane was sold to an unaffiliated third party during the quarter ended January 31, 2008. The Company received $67,500 on the sale, recording an immaterial gain, while FlexLease retained a fee of $27,500.

     Additionally, during the three months ended January 31, 2008, the Company entered into a lease/purchase agreement with FlexLease to finance an additional crane, previously leased by the Company. The negotiated buyout of the lease was $200,000. The Company agreed to pay FlexLease based on a capitalized cost of $210,000 with interest at FlexLease's cost of funds + 1%. In connection with financing this transaction, FlexLease negotiated a lower rate on two cranes previously financed, which is expected to result in cost savings to the Company of approximately $1,000 per month.

     These transactions, which were approved by the Company's independent directors and offered on better terms than available from unrelated lenders and lessors, include buy-back provisions, which will allow the Company to pursue alternate financing. These cranes support the construction activities of the Company. At January 31, 2008, the Company had lease or financing arrangements with FlexLease on eight cranes.

     Lease and interest expense for the three and six months ended January 31, 2008 and 2007 are reflected below. Additionally, Notes payable and Accounts payable, representing lease payments at January 31, 2008 and July 31, 2007 are reflected below.

                             Three Months Ended         Six Months Ended
                                January 31,                January 31,
(in thousands)              2008          2007          2008          2007
                           ------        ------        ------        ------
Lease Expense               $124          $ 42          $247          $114
Interest Expense            $ 26          $ 36          $ 58          $ 70

                                                      Balance      Balance
                                                    January 31,    July 31,
                                                        2008         2007
                                                     --------      --------
Financing obligation resulting from
  sale-leaseback transaction                            $988        $1,106
Accounts Payable                                        $202        $  154

The deferred gains on the transactions with FlexLease are shown as "Financing obligations resulting from sale-leaseback transactions" under Current and Long-Term Liabilities on the Condensed Consolidated Balance Sheet.

     Mr. Frank E. Williams, Jr., who owned or controlled approximately 51% of the Company's stock at January 31, 2008, also owns controlling interests in Williams Enterprises of Georgia, Inc., and Structural Concrete Products, LLC. Additionally, Mr. Williams, Jr. owns a substantial interest in Bosworth Steel Erectors, Inc. Amounts receivable and payable to these entities at January 31, 2008 and July 31, 2007, and revenue earned and costs incurred with these entities during the three and six months ended January 31, 2008 and 2007 are reflected below.

                            Three Months Ended          Six Months Ended
                                January 31,                January 31,
(in thousands)              2008          2007          2008          2007
                           ------        ------        ------        ------
Revenue                     $243          $236          $352          $574
Billings to entities        $204          $394          $313          $599

Costs and expenses incurred $ 98          $ 65          $186          $130

                                                      Balance      Balance
                                                    January 31,    July 31,
                                                        2008         2007
                                                     --------      --------
Accounts receivable                                     $811         $965
Notes Payable                                           $200         $ -
Accounts Payable                                        $698         $538
Billings in excess of costs and estimated
 earnings on uncompleted contracts net of Costs
 and Estimated Earnings in Excess of Billings           $ -          $ 39

     Directors Frank E. Williams, Jr. and Stephen N. Ashman are shareholders and directors Capital Bank from which the Company obtained a $240,000 note payable on December 23, 2002. The note, which replaced an existing note payable that had a higher interest rate and payment, was negotiated at arms length under normal commercial terms. The final installment on this note was paid during the quarter ended January 31, 2008. Interest expense for the three and six months ended January 31, 2008 and 2007, respectively, is reflected below. The balance outstanding at January 31, 2008 and July 31, 2007 is also reflected below.

                             Three Months Ended         Six Months Ended
                                January 31,                January 31,
(in thousands)              2008          2007          2008          2007
                           ------        ------        ------        ------
Interest Expense            $ -            $ 2           $ 1           $ 4

                                                      Balance      Balance
                                                    January 31,    July 31,
                                                        2008         2007
                                                     --------      --------
Note Payable                                             $ -          $21

     Subsequent to January 31, 2008, the Company entered into a new note with Capital Bank for $602,000 at 7% interest payable over nine months, to finance insurance premiums.

     At January 31, 2008, the Company owed its non-employee members of the Board of Directors approximately $205,000 for unpaid director fees.


3.  SEGMENT INFORMATION

     Information about the Company's operations for the three and six months ended January 31, 2008 and 2007 is as follows (in thousands):

                              Three Months Ended         Six Months Ended
                                  January 31,               January 31,
(in thousands)                 2008        2007          2008        2007
                             --------    --------      --------    --------
Revenues:
  Construction                $3,189      $3,816       $ 7,622     $ 7,459
  Manufacturing                5,698       6,279        13,223      12,993
  Other                           14          66            25         181
                             --------    --------      --------    --------
                               8,901      10,161        20,870      20,633
                             --------    --------      --------    --------
Intersegment revenues:
  Construction                   376         545           951         993
  Manufacturing                   81         135           671         141
  Other                          -           -             -           -
                             --------    --------      --------    --------
                                 457         680         1,622       1,134
                             --------    --------      --------    --------
Consolidated revenues:
  Construction                 2,813       3,271         6,671       6,466
  Manufacturing                5,617       6,144        12,552      12,852
  Other                           14          66            25         181
                             --------    --------      --------    --------
Total Consolidated Revenues   $8,444      $9,481       $19,248     $19,499
                             --------    --------      --------    --------
Operating (loss) income:
  Construction                 $(192)     $ (222)        $(475)     $ (178)
  Manufacturing                  283        (437)          994        (271)
                             --------    --------      --------    --------
Consolidated operating income
   (loss)                         91        (659)          519        (449)
General corporate expense, net  (362)       (415)         (782)       (755)
Interest expense                (289)       (206)         (609)       (433)
Gain on land sale                -         1,136            -        1,136
Minority interests               (12)          1           (15)        (10)
                             --------    --------      --------    --------
Corporate loss                 $(572)     $ (143)        $(887)     $ (511)
                             ========    ========      ========    ========

     The majority of revenues are derived from projects on which the Company is a subcontractor of a material supplier, contractor or subcontractor. Where the Company acts as a subcontractor, it is invited to bid by firms seeking construction services or materials. Therefore, it is important to maintain favorable business relations with those firms. In the manufacturing segment, for the six months ended January 31, 2007, one customer accounted for 18% of "consolidated revenue" and 27% of "manufacturing revenue".

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

     Subsequent to October 31, 2007, the Company learned that the discrete steel plate producer agreed to be acquired by another company. While the Company did not expect this acquisition to impair its important relationship with the vendor, subsequently the vendor has changed its payment terms and forward pricing agreements. In addition, steel prices have recently escalated and suppliers have withdrawn or modified pricing commitments and predictions upon which the Company depends for bidding. These developments have and may continue to impact the Company's ability to perform its contracts in an orderly and efficient way and to realize the expected margins on certain work in its backlog. While the range of the possible impact is large, management expects that the direct impact may be approximately $250,000 or 5% of approximately $5 million of contracts. Current and future bidding is also affected, but because these factors are in place across the industry the Company expects that the future cost of raw materials can be estimated so that new work can be booked. However, because of the dynamics of public funding of infrastructure projects, cost escalation does create additional risk of projects not being awarded because of overall limits on appropriated funds.


4.  INVENTORIES

     Materials inventory consists of structural steel, steel plates and galvanized steel coils. Cost of materials inventory is accounted for using either the specific identification or the average cost method.


5.  PURCHASE OF ASSETS

     During the three months ended January 31, 2008, the Company capitalized major repairs of equipment of approximately $71,000 in Property and Equipment.


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

     The land and building in this transaction are included in property and equipment as follows:
                                                      Balance      Balance
                                                    January 31,    July 31,
                                                        2008         2007
                                                     --------      --------
Land                                                 $   357       $   357
Building & improvements                                2,097         2,155
 Total property at cost                                2,454         2,512
Less: Accumulated depreciation                        (1,541)       (1,571)
                                                     --------      --------
  Property, net                                      $   913       $   941

Depreciation on the building and improvements will continue to be charged to operations until a sale has been recognized.

     Future minimum annual payments required under the leaseback, as of January 31, 2008, are as follows:

                        For the year ending January 31,
                        ------------       ------------
                            2009               $252
                            2010                252
                            2011                252
                            2012                 63
                                            ----------
                           Total               $819

Rent expense relating to this financing agreement was $63,000 and $57,000 for the three months ended January 31, 2008 and 2007, respectively, and $126,000 and $114,000 for the six months ended January 31, 2008 and 2007, respectively.

     Prior to July 31, 2007, in order to resolve loan and lease defaults, the Company sold previously owned or leased cranes to FlexLease, LLC, an entity owned by Director Frank E. Williams, Jr., his son H. Arthur Williams, President of Williams Steel Erection Company, Inc. and General Counsel
Daniel K. Maller, also a Vice President of Williams Bridge Company. Details of these transactions have been previously detailed in the Company's 10k for the year ended July 31, 2007. During the year ended July 31, 2007, the Company entered into a short-term lease agreement for a crane previously leased by the Company in contemplation of the sale of the crane on the open market, providing for the buyout of the crane by FlexLease, with FlexLease to earn a fee of 3% or to share any proceeds above the appraised value 50/50. This crane was sold to an unaffiliated third party during the quarter ended January 31, 2008. The Company received $67,500 on the sale, recording an immaterial gain, while FlexLease retained a fee of $27,500.

     Additionally, during the three months ended January 31, 2008, the Company entered into a lease/purchase agreement with FlexLease to finance an additional crane, previously leased by the Company. The negotiated buyout of the lease was $200,000. The Company agreed to pay FlexLease based on a capitalized cost of $210,000 with interest at FlexLease's cost of funds + 1%. In connection with financing this transaction, FlexLease negotiated a lower rate on two cranes previously financed, which is expected to result in cost savings to the Company of approximately $1,000 per month.

     These transactions, which were approved by the Company's independent directors and offered on better terms than available from unrelated lenders and lessors, include buy-back provisions, which will allow the Company to pursue alternate financing. These cranes support the construction activities of the Company. At January 31, 2008, the Company had lease or financing arrangements with FlexLease on eight cranes.

     The Company cranes, in these transactions, are included in property and equipment as follows at January 31, 2008 and July 31, 2007 (in thousands):

                                                      Balance      Balance
                                                    January 31,    July 31,
                                                       2008          2007
                                                     --------      --------
Cranes & Heavy Equipment                              $2,503        $2,475
Less: Accumulated depreciation                        (1,322)       (1,282)
                                                     --------      --------
  Property, net                                       $1,181        $1,193

Depreciation on the previously owned cranes will continue to be charged to operations until a sale has been recognized.


7.  INCOME TAXES

     In June 2006, the Financial Accounting Standards Board (FASB) issued
FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48). This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109 by defining the criteria that an individual tax position must meet in order for the position to be recognized within the financial statements and provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company adopted FIN 48 effective August 1, 2007. There were no adjustments from the adoption of this standard in the three and six months ended January 31, 2008. The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Currently, no examinations are open in any jurisdiction.

     For federal purposes, tax years 2004-2006 remain open to examination as a result of earlier net operating losses being utilized in recent years.
The statute of limitation remains open on the earlier years for three years subsequent to the utilization of net operating losses. For state purposes, the statute of limitation remains open in a similar manner for states that have generated net operating losses.

     The Company does not anticipate any significant increases or decreases in unrecognized tax benefits within the next twelve months. In October of 2007, the statute of limitations expired on federal issues related to tax years 2003 and prior. There was no material impact on the unrecognized tax benefits related to the expiration of the statute of limitations for tax years 2003 and prior.


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

     The adoption of SFAS No. 123 (R) had no impact on the Company's condensed consolidated financial statements for the three and six months ended January 31, 2008 and 2007 since no stock based grants were issued and all prior grants were fully vested. The Company generally grants options for common stock at an option price equal to the fair market value of the stock on the date of grant. The Company's stock option plans are more fully described in the Company's Annual Report on Form 10-K for fiscal year ended July 31, 2007.

     At January 31, 2008, the Company had 60,000 stock options outstanding and exercisable at a weighted average exercise price of $3.86 per share. The exercise price ranges from $3.55 per share to $4.10 per share. All unexercised stock options expire by January 20, 2010.


9.  SUBSEQUENT EVENTS

     The Company is operating under a Forbearance Agreement with its major lender, United Bank, pursuant to which approximately $2.4 million was outstanding at January 31, 2008 and is scheduled to be repaid by August 1, 2008. Subsequent to January 31, 2008 the Company paid $500,000 to United Bank. Under the terms of the Forbearance Agreement, it is anticipated that United Bank will "term out" the remaining balance, possibly through 2011.

     On March 7, 2008, in order to fund the $500,000 payment to United Bank and for its working capital needs, Williams Bridge Company obtained an asset-based line of credit of $3.5 million. The line of credit is expected to enable WBC to manage its operations more efficiently.

     As disclosed in the 10-K for the year ended July 31, 2007, a customer of the Company has asserted a claim for alleged delay damages relating to its Woodrow Wilson Bridge contract outside of Washington, DC, which the Company believes is not well founded. The Company's surety had retained an expert to review the asserted claim, who concluded the claim is without merit. The Company intends to aggressively defend itself against the claim and will attempt to recover its expenses resulting from the customer's actions, as well as collect the $2.6 million the Company is owed under the contract at January 31, 2008.


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

     The Company is facing a liquidity and business crisis after suffering operating losses for several years. It has utilized its available sources of operating cash and borrowed approximately $3.7 million from its largest shareholder and his affiliated entities.

      The Company is operating under a Forbearance Agreement with its major lender, United Bank, pursuant to which approximately $2.4 million was outstanding at January 31, 2008 and is scheduled to be repaid by August 1, 2008. Subsequent to January 31, 2008 the Company paid $500,000 to United Bank. Under the terms of the Forbearance Agreement, it is anticipated that United Bank will "term out" the remaining balance, possibly through 2011.

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

     In view of the Company's liquidity problems and in order to fund the repayment of the United Bank notes, the Company is pursuing various financing options, including conventional and asset-based financing, and exploring its strategic options relative to the sale of individual assets or subsidiaries. For example, the Company's present use of its land in Manassas, Virginia may not be its "highest and best" use. Based on the sale price of the 3-acre parcel sold in June 2006, the value of the Company's real property in Manassas, Virginia may exceed $15 million. However, due to recent changes in the real estate market, the value realized from the sale in June 2006 may not reflect the value that would be realized at the present time. Management has not ruled out any measure that may be necessary to protect the Company's assets and preserve shareholder value.

     As of this filing, the Company's three manufacturing subsidiaries have made principal payments to United Bank to release their individual assets from the Company's corporate financing. Two of the subsidiaries have obtained high interest, asset-based financing to meet their cash needs, which may limit their ability to assist the parent company in meeting its remaining obligations on the United Bank debt. The principal payments made by the three manufacturing subsidiaries, including a payment made through the sale/leaseback of the Company's Richmond facility, have aggregated $2.5 million to United Bank.

     The Company's manufacturing segment produced an operating profit of $283,000 for the quarter ended January 31, 2008 compared to an operating loss of $437,000 for the quarter ended January 31, 2007. The segment continued to manufacture its product more efficiently with steel prices remaining constant. However, steel prices have recently escalated considerably and the suppliers have withdrawn or modified pricing commitments and predictions upon which the Company depends for bidding. These developments have and may continue to impact the Company's ability to perform its contracts in an orderly and efficient way and to realize the expected margins on certain work in the backlog. While the range of the possible impact is large, management expects that the direct impact will be limited to approximately $250,000 or 5% of approximately $5 million of contracts. Current and future bidding is also affected, but because these factors are in place across the industry the Company expects that the future cost of raw materials can be estimated so that new work can be booked. However, because of the dynamics of public funding of infrastructure projects, cost escalation does create additional risk of projects not being awarded because of overall limits on appropriated funds. Management is reviewing its contracts and may cancel some if reasonable accommodations to those contracts cannot be made.

     The construction segment produced an operating loss of $192,000 for the quarter ended January 31, 2008 compared to an operating loss of $222,000 for the quarter ended January 31, 2007. The segment incurred legal and related consulting costs in excess of $100,000 preparing to defend itself against a claim on its Woodrow Wilson Bridge contract. Revenues declined as jobs were delayed.

Material Changes in Financial Condition
---------------------------------------

     For the six months ended January 31, 2008, the following changes occurred:

     The Company's Cash decreased $564,000. The Company paid $500,000 to United Bank on its notes payable.

     Accounts Receivable increased $423,000 mainly from increased billings in the Company's manufacturing segment related to its bridge girder subsidiary.

     Inventory increased $856,000 mainly at its bridge girder subsidiary for contracts about to start. While inventory is adequate for current manufacturing needs, recent steel price increases and steel mill delivery delays may impact future production.

     Property and Equipment, at Cost decreased $350,000. The Company capitalized major repairs and purchased other fixed assets of approximately $200,000; and wrote off costs related to the sale of two leased cranes and other fully depreciated capital repairs of $550,000.

     At January 31, 2008, the Company had approximately $8.4 million in variable rate notes payable. Total Notes payable decreased $94,000. The Company borrowed approximately $5.9 million, including $4.7 million financed by accounts receivable of the Company's stay-in-place decking subsidiary; $496,000 to finance Company insurance premiums; and $705,000 from related parties to fund operations. The Company repaid $6 million, which included payments of $4.5 million on financing secured by Company accounts receivables; $244,000 on related party debt; $500,000 to United Bank and $831,000 on other operating notes.

     Billings In Excess of Costs and Estimated Earnings on Uncompleted Contracts net of Costs and Estimated Earnings in Excess of Billings, decreased $185,000.

     Financing obligations resulting from sale-leaseback transactions decreased $128,000 related to payments on amortizing notes.

     Other Liabilities decreased $142,000, mainly related to decreased payroll related costs on the Company's steel erection subsidiary's contract on the inner loop of the Woodrow Wilson Bridge project outside of Washington, D.C.

     Stockholders' Equity decreased $887,000 to $1.8 million as the Company recorded a loss of $887,000 for the period.

     For the six months ended January 31, 2008, the Company used net cash of $564,000. It generated $757,000 in operations and used $57,000 in investing activities related to fixed asset acquisitions offset by cash received from sales. Net cash was used in financing activities of $377,000 as the Company borrowed $5.9 million, repaid $6.1 million on notes payable and recorded minority interest dividends of $155,000.

Material Changes in Results of Operations
-----------------------------------------

Three Months Ended January 31, 2008 Compared to
Three Months Ended January 31, 2007

     For the quarter ended January 31, 2008, the Company reported a decrease in revenues and an increase in gross profit. While the Company's loss increased by $429,000 when compared to the quarter ended January 31, 2007, included in the prior years loss was a Gain On Land Sale of $1.1 million. Without the land sale in 2007, the Company's loss declined $707,000 when comparing the two quarters.

     The Company reported a net loss of $572,000, or $0.16 per share, on total revenue of $8.4 million for 2008 as compared to a net loss of $143,000, or $.04 per share, on total revenue of $9.5 million for 2007.

     While Manufacturing segment revenues decreased $527,000, gross profit increased approximately $625,000 as gross profit percentages increased from 23% in 2007 to 36% in 2008. Increased labor efficiency and stable steel pricing continued to contribute to the increased percentages. All subsidiaries in this segment were profitable for quarter.

     Construction segment revenues decreased $458,000 when the two periods are compared. While gross profit decreased slightly, gross profit percentages increased from 27% in 2007 to 30% in 2008. Delays by customers in starting new jobs contributed to the segment's lower revenues. The segment has reduced its labor force and is working on contracts with higher gross margins.

     Overhead decreased $41,000 on reduced spending for consumables and supplies used in production.

     General and Administrative expenses decreased $182,000 on reduced professional fees and lower taxes and license fees.

     Depreciation expense declined $38,000 on reduced spending on capital assets.

     Interest expense increased $83,000 mainly related to the financing on accounts receivable at the Company's stay-in-place decking subsidiary.


Six Months Ended January 31, 2008 Compared to
Six Months Ended January 31, 2007

     For the six months ended January 31, 2008, the Company reported a slight decrease in revenues and an increase in gross profit. While the Company's loss increased by $376,000 when compared to the six months ended January 31, 2007, included in the prior years loss was a Gain On Land Sale of $1.1 million. Without the land sale in 2007, the Company's loss declined $760,000 when comparing the years.

     The Company reported a net loss of $887,000, or $0.24 per share, on total revenue of $19.2 million for 2008 as compared to a net loss of $511,000, or $.14 per share, on total revenue of $19.5 million for 2007.

     While manufacturing segment revenues decreased $300,000, gross profit increased approximately $1.1 million as gross profit percentages increased from 26% in 2007 to 35% in 2008. Increased labor efficiency and stable steel pricing continued to contribute to the increased percentages. All subsidiaries in this segment were profitable for the six month period.

     Construction segment revenues increased $205,000 when the two periods are compared. Gross profit decreased $263,000 as the segment completed its Woodrow Wilson Bridge contract, which operated at a loss, and closed out several older projects. Gross profit percentages decreased from 30% in 2007 to 25% in 2008. While delays by customers in starting new jobs contributed to the segments lower margins. The segment has reduced its labor force and is working on contracts with higher gross margins.

     Overhead increased $73,000 due to increased labor related costs and increased rent at the Company's stay-in-place decking subsidiary in


Wilmington, DE.

     General and Administrative expenses decreased $299,000 due to reduced professional fees, lower taxes and license fees and reduced insurance costs.

     Depreciation expense decreased $62,000 due to reduced spending on capital assets.

     Interest expense increased $176,000 mainly related to the financing on accounts receivable at the Company's stay-in-place decking subsidiary.


BACKLOG

     At January 31, 2008, the Company's backlog was $22.7 million, a decrease of approximately $7 million from January 31, 2007 and a decrease of approximately $0.8 million from July 31, 2007. It is anticipated that substantially all of the $22.7 million backlog will be completed within the next twelve months.


Off-Balance Sheet Arrangements

     Except as shown below in Aggregate Contractual Obligations and in Note 14, Leases, in the Company's "Notes to Consolidated Financial Statements" of the Company's Annual Report on Form 10K for July 31, 2007, the Company has no off balance sheet arrangements.


Aggregate Contractual Obligations

     The table below summarizes the payment timetable for certain contractual obligations of the Company.

(Amounts in thousand $)                        Payments Due By Period
                                     ---------------------------------------
                                      Less Than   1-3       4-5   More Than
Contractual Obligations       Total    1 Year    Years     Years   5 Years
-----------------------     --------  --------  --------  -------  --------
Long Term Debt               $9,539    $9,305      $229       $5      $-
Financing Obligation from
 Sale-Leaseback Transactions  1,660       502       948      210       -
Operating Leases                281       159       108       14       -
                            --------  --------  --------  -------  --------
Total                       $11,480    $9,966    $1,285     $229      $-
                            ========  ========  ========  =======  ========

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

As of the end of the period of this report, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of our controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2008.

(b) Changes in internal controls over financial reporting.

There have not been any changes in our internal control over financial reporting during the fiscal quarter ended January 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     The Company is operating under a Forbearance Agreement with its major lender, United Bank, pursuant to which approximately $2.4 million was outstanding at January 31, 2008 and is scheduled to be repaid by August 1, 2008. Subsequent to January 31, 2008 the Company paid $500,000 to United Bank. Under the terms of the Forbearance Agreement, it is anticipated that United Bank will "term out" the remaining balance, possibly through 2011.

     As disclosed in the 10-K for the year ended July 31, 2007, a customer of the Company has asserted a claim for alleged delay damages relating to its Woodrow Wilson Bridge contract outside of Washington, DC, which the Company believes is not well founded. The Company's surety had retained an expert to review the asserted claim, who concluded the claim is without merit. The Company intends to aggressively defend itself against the claim and will attempt to recover its expenses resulting from the customer's actions, as well as collect the $2.6 million the Company is owed under the contract at January 31, 2008.

     The Company's construction segment is in arrears on its payments under substantially all of its notes payable and leases, although the lenders and lessors have not taken action to accelerate the indebtedness, foreclose on collateral or terminate the subject leases.


ITEM 1A. RISK FACTORS

     There have been no material changes to the Company's risk factors as previously disclosed in Item 1A, "Risk Factors", in its Form 10K for the fiscal year ended July 31, 2007, except that steel price and availability, which were cited as risk factors, have again begun to experience dislocation as described elsewhere in this report.


ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None


ITEM 3. Defaults Upon Senior Securities

     The Company is operating under a Forbearance Agreement with its major lender, United Bank, pursuant to which approximately $2.4 million was outstanding at January 31, 2008 and is scheduled to be repaid by August 1, 2008. Subsequent to January 31, 2008 the Company paid $500,000 to United Bank. Under the terms of the Forbearance Agreement, it is anticipated that United Bank will "term out" the remaining balance, possibly through 2011.

     In view of the Company's liquidity problems and in order to fund the repayment of the United Bank notes, the Company is pursuing various financing options, including conventional and asset-based financing, and exploring its strategic options relative to the sale of individual assets or subsidiaries. For example, the Company's present use of its land in Manassas, Virginia may not be its "highest and best" use. Based on the sale price of the 3-acre parcel sold in June 2006, the value of the Company's real property in Manassas, Virginia may exceed $15 million. However, due to recent changes in the real estate market, the value realized from the sale in June 2006 may not reflect the value that would be realized at the present time. Management has not ruled out any measure that may be necessary to protect the Company's assets and preserve shareholder value.


ITEM 4. Submission of Matters to a Vote of Security Holders

     None

ITEM 5. Other Information

     None.

ITEM 6. Exhibits

                              Exhibit 31.1  Section 302 Certification for
                                            Frank E. Williams, III
                              Exhibit 31.2  Section 302 Certification for
                                            Christ H. Manos
                              Exhibit 32.1  Section 906 Certification for
                                            Frank E. Williams, III and
                                            Christ H. Manos
                              Exhibit 99 Press Release announcing second quarter losses


                              Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

 March 13, 2008         Williams Industries, Incorporated
                        ---------------------------------
                                 Registrant

                        /s/ Frank E. Williams, III
                        ---------------------------
                        Frank E. Williams, III
                        Chairman of the Board, President,
                        Chief Executive Officer,
                        Chief Financial Officer