Form 10-Q
period 2008-04-30
WILLIAMS INDUSTRIES INC
filed 2008-06-12
CIK 107294

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, DC 20549

                          FORM 10Q

       Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For quarterly period ended       April 30, 2008

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

Large accelerated filer __   Accelerated filer __
               Non-accelerated filer _x_
Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  YES _   NO  X

At January 31, 2008, the Registrant had outstanding 3,666,850 shares of Common Stock.

                WILLIAMS INDUSTRIES, INCORPORATED
                            FORM 10-Q
              FOR THE QUARTER ENDED APRIL 30, 2008

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                           PAGE
ITEM 1.  FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets -
     April 30, 2008 and July 31, 2007 (Unaudited) .......   1

     Condensed Consolidated Statements of Operations -
     Three and nine months ended April 30, 2008 and
     2007 (Unaudited) .............................         2

     Condensed Consolidated Statements of Cash Flows -
     Nine months ended April 30, 2008 and 2007 (Unaudited)  3

     Notes to Condensed Consolidated Financial Statements
     (Unaudited).........................................   4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS     17

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISKS                                24

ITEM 4T.  CONTROLS AND PROCEDURES                          24

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.............................    25

ITEM 1A. RISK FACTORS...................................   26

ITEM 2.  UNREGISTERED SALES OF EQUITY IN SECURITIES
         AND USE OF PROCEEDS.............................  26

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................   26

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS...............................   27

ITEM 5.  OTHER INFORMATION...............................  27

ITEM 6.  EXHIBITS........................................  27

CERTIFICATIONS AND SIGNATURES............................  28

                  WILLIAMS INDUSTRIES, INCORPORATED
                CONDENSED CONSOLIDATED BALANCE SHEETS
             (Unaudited - in thousands except share data)

                                ASSETS
                               --------

                                             April 30,      July 31,
                                               2008          2007
                                            ----------    ----------
CURRENT ASSETS
Cash and restricted cash                      $  720        $  694
Accounts receivable, net                      14,535        13,988
Inventory                                      3,091         2,105
Costs and estimated earnings in excess of
     billings on uncompleted contracts         2,226         2,602
Prepaid and other assets                         887           787
                                            ----------    ----------
          Total current assets                21,459        20,176
                                            ----------    ----------

PROPERTY AND EQUIPMENT, AT COST               21,448        22,010
     Accumulated depreciation                (14,711)      (14,485)
                                            ----------    ----------
           Property and equipment, net         6,737         7,525
                                            ----------    ----------

OTHER ASSETS                                     187            99
                                            ----------    ----------
TOTAL ASSETS                                $ 28,383      $ 27,800
                                            ==========    ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
CURRENT LIABILITIES
Current portion of notes payable
  Unaffiliated third parties                $  6,902      $  5,907
  Related parties                              3,903         3,323
Accounts payable                               7,168         6,831
Billings in excess of costs and estimated
     earnings on uncompleted contracts         1,842         1,308
Financing obligations resulting from
     sale-leaseback transactions                 264           314
Other liabilities                              2,945         2,894
                                            ----------    ----------
          Total current liabilities           23,024        20,577

LONG-TERM LIABILITIES
Notes payable, less current portion
  Unaffiliated third parties                     164           403
Financing obligations resulting from
     sale-leaseback transactions               3,806         3,957
                                            ----------    ----------
          Total Liabilities                   26,994        24,937
                                            ----------    ----------
MINORITY INTEREST                                 40           168
                                            ----------    ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock -3,669,442 and 3,666,850
     shares issued and outstanding               367           366
Additional paid-in capital                    16,643        16,638
Accumulated deficit                          (15,661)      (14,309)
     Total stockholders' equity                1,349         2,695
                                            ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 28,383      $ 27,800
                                            ==========    ==========
       See Notes To Condensed Consolidated Financial Statements

                    WILLIAMS INDUSTRIES, INCORPORATED
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (Unaudited - in thousands except share data)

                                   Three Months Ended    Nine Months Ended
                                        April 30,             April 30,
                                     2007      2008        2007      2008
                                   --------  --------    --------  --------
REVENUE
    Manufacturing                  $ 6,628   $ 6,953     $19,180   $19,805
    Construction                     2,845     4,457       9,516    10,923
    Other                               18        64          43       245
                                   --------  --------    --------  --------
         Total revenue               9,491    11,474      28,739    30,973
                                   --------  --------    --------  --------
DIRECT COSTS
    Manufacturing                    4,442     4,889      12,570    14,389
    Construction                     1,815     3,552       6,788     8,057
                                   --------  --------    --------  --------
        Total direct costs           6,257     8,441      19,358    22,446
                                   --------  --------    --------  --------
GROSS PROFIT                         3,234     3,033       9,381     8,527
                                   --------  --------    --------  --------
GAIN ON LAND SALE                      -         -           -       1,136
                                   --------  --------    --------  --------
EXPENSES
    Overhead                         1,235     1,142       3,668     3,502
    General and administrative       1,860     1,872       5,129     5,440
    Depreciation                       330       366       1,038     1,136
    Interest                           262       305         871       738
                                   --------  --------    --------  --------
        Total expenses               3,687     3,685      10,706    10,816
                                   --------  --------    --------  --------
LOSS BEFORE INCOME TAXES
  AND MINORITY INTEREST               (453)     (652)     (1,325)   (1,153)
INCOME TAX PROVISION                   -         -           -         -
                                   --------  --------    --------  --------
LOSS BEFORE MINORITY INTEREST         (453)     (652)     (1,325)   (1,153)
Minority interest                      (12)       (8)        (27)      (18)
                                   --------  --------    --------  --------
NET LOSS                           $  (465)  $  (660)    $(1,352)  $(1,171)
                                   ========  ========    ========  ========
NET LOSS PER COMMON SHARE:
LOSS PER COMMON SHARE-BASIC        $ (0.13)  $ (0.18)    $ (0.37)  $ (0.32)
                                   ========  ========    ========  ========
LOSS PER COMMON SHARE-DILUTED      $ (0.13)  $ (0.18)    $ (0.37)  $ (0.32)
                                   ========  ========    ========  ========
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING: BASIC AND DILUTED  3,666,879 3,662,783   3,666,859 3,659,810
                                  --------- ---------   --------- ---------
         See Notes To Condensed Consolidated Financial Statements

                    WILLIAMS INDUSTRIES, INCORPORATED
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited in thousands)

                                                Nine Months Ended
                                              April 30,     April 30,
                                                2008          2007
                                             ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $ (1,352)     $ (1,171)
                                             ----------    ----------
NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                         601        (1,284)
                                             ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property,
      plant and equipment                        (352)         (789)
   Proceeds from sale of property,
      plant and equipment                         143         1,678
                                             ----------    ----------
NET CASH (USED IN) PROVIDED BY
     INVESTING ACTIVITIES                        (209)          889
                                             ----------    ----------
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                    14,252         7,933
   Repayments of notes payable                (13,117)       (7,031)
   Issuance of common stock                         6            25
   Minority interest in dividends                (155)          (30)
                                             ----------    ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES         986           897
                                             ----------    ----------
NET INCREASE (DECREASE) IN CASH                    26          (669)
CASH, BEGINNING OF PERIOD                         694           952
                                             ----------    ----------
CASH, END OF PERIOD                            $  720        $  283
                                             ==========    ==========

          See Notes To Condensed Consolidated Financial Statements

               WILLIAMS INDUSTRIES, INCORPORATED
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         APRIL 30, 2008

1.  INTERIM FINANCIAL STATEMENTS AND COMPANY LIQUIDITY

     This document includes unaudited interim financial statements that should be read in conjunction with the Company's latest audited annual financial statements. However, in the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the Company's financial position as of April 30, 2008 and July 31, 2007 and the results of its operations for the three and nine months ended April 30, 2008 and 2007, respectively; and its cash flows for the nine months ended April 30, 2008 and 2007, respectively. Operating results for the three and nine months ended April 30, 2008 are not necessarily indicative of the results expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended July 31, 2007.

     During its regular meeting on March 7, 2007, the Williams Industries Board of Directors, after reviewing the current and future costs of remaining a public corporation, approved the appointment of a committee of independent directors to explore the possibility of taking the company private. On January 10, 2008, The Williams Industries Board of Directors and the committee of independent directors approved the filing of a preliminary
Schedule 13E-3 with the Securities and Exchange Commission (the "SEC") to reflect a proposed odd-lot tender offer by the Company, which, if fully subscribed, would result in the Company being able to file a Form 15 to cease its reporting obligations. The Company is currently responding to comments from the Staff of the SEC regarding the Schedule 13E-3.

     Williams Industries, Incorporated (the Company) continues to face a liquidity and business crisis, after suffering operating losses for several years, tapping its available sources of operating cash, and borrowing $3.6 million from its largest shareholder. The Company is operating under a Forbearance Agreement with its major lender, United Bank, pursuant to which approximately $1.9 million was outstanding at April 30, 2008 and is scheduled to be repaid by August 1, 2008. Under the current "Fifth Amendment to Forbearance Agreement" the Bank has agreed that if the Company obtains a real estate appraisal of at least 300% of the remaining balance and posts a $100,000 CD as additional collateral, the Bank will release all collateral other than real estate and "term out" the $1.9 million remaining through August 1, 2011, with interest payable monthly and annual principal curtailments of $300,000.

     In addition, the Company has been in default of nearly all of its other debts and leases. Many of these obligations have been replaced with related party loans and leases which are not expected to result in delinquency actions or seizure of the collateral. Because of the Company's financial condition and uncertain market conditions in its areas of operation, there remains a significant risk that the Company may not be able to book additional work to maintain its level of operations. The Company operates in an industry where there are large risks related to estimating and performing work and collecting amounts earned. The Company may continue to suffer operating losses and have difficulty meeting its obligations.

     Since January 2008, the Company's steel plate and rolled steel suppliers have increased their prices by at least 70%. Because of these increases, the Company's manufacturing subsidiaries have withdrawn or cancelled quotations, bids or contracts where customers were not willing to adjust the contract prices for steel price escalation. While the Company is including material escalation clauses in its quotations and bids, not all its customers are accepting these clauses, limiting the amount of work the Company can obtain.

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

     As of this filing, the Company's three manufacturing subsidiaries have made principal payments to United Bank to release their individual assets from the Company's corporate financing. One of the subsidiaries has obtained high interest, asset-based financing to meet its cash needs, which may limit its ability to assist the parent company in meeting its remaining obligations on the United Bank debt. The principal payments made by the three manufacturing subsidiaries to United Bank, including a payment made through the sale/leaseback of the Company's Richmond facility, have aggregated $2.5 million.

2.  RELATED-PARTY TRANSACTIONS

     The Company is obligated to the Williams Family Limited Partnership
(WFLP) under a lease agreement for real property, located in Manassas, Virginia. WFLP is controlled by individuals who own, directly or indirectly, approximately 55% of the Company's stock. The lease, which had an original term of five years and an extension option for five years, commenced February 15, 2000. The original term was extended, by agreement, one year to February 2006, and subsequently, on July 31, 2006, the agreement was modified as follows: (i) the Agreement was extended through February 2010, (ii) unpaid rent aggregating approximately $200,000 was deferred until September 30, 2007, (iii) Rent payments due after August 1, 2006 (approximately $6,000 per month), if delinquent, will be subject to a 5% penalty on the payment amount and will accrue interest at prime plus 3%; (iv) the option to purchase the property which the Company had under the original lease was terminated and replaced with an equity sharing formula which in the event of the sale of the property would yield payment to the Company of 75% of the gain on the ten acres previously subject to the option; and (v) in the event of a sale, Williams Bridge shall have the option to continue its lease of the portion of the property which has been cleared (approximately 2 acres) for the duration of the lease term. The Company will incur annual rent expense of approximately $54,000. The Company has not made payments to WFLP for rent during the fiscal year ended July 31, 2007 and the nine months ended April 30, 2008, therefore those unpaid payments incurred a five percent penalty and the unpaid amounts accrue interest at the prime interest rate plus three percent. As reported in Form 8-K filed January 7, 2008, the WFLP has agreed to extend the balances owed under (ii) above, now aggregating approximately $315,000, to September 30, 2008.

     During the nine months ended April 30, 2008, the Company borrowed $475,000 from WFLP while repaying $151,000.

     Lease and interest expense for the three and nine months ended April 30, 2008 and 2007 are reflected below. Additionally, Notes Payable and Accounts Payable, representing lease payments to WFLP at April 30, 2008 and July 31, 2007,are reflected below.
                                   Three Months Ended     Nine Months Ended
                                        April 30,              April 30,
(in thousands)                      2008       2007        2008       2007
                                  --------   --------    --------   --------
Lease Expense                        $13        $11         $39        $32
Interest Expense                     $66        $70        $233       $210

                                             Balance      Balance
                                             April 30,    July 31,
                                               2008         2007
                                             --------    --------
Notes Payable                                 $3,647      $3,323
Accounts Payable                              $  709      $  659

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

     Additionally, during the three months ended January 31, 2008, the Company entered into a lease/purchase agreement with FlexLease to finance an additional crane, previously leased by the Company. The negotiated buyout of the lease was $200,000. The Company agreed to pay FlexLease based on a capitalized cost of $210,000 with interest at FlexLease's cost of funds + 1%. In connection with financing this transaction, FlexLease negotiated a lower rate on two cranes previously financed, which resulted in cost savings to the Company of approximately $1,000 per month.

     These transactions, which were approved by the Company's independent directors and offered on better terms than available from unrelated lenders and lessors, include buy-back provisions, which will allow the Company to pursue alternate financing. These cranes support the construction activities of the Company. At April 30, 2008, the Company had lease or financing arrangements with FlexLease on eight cranes.

     Lease and interest expense for the three and nine months ended April 30, 2008 and 2007 are reflected below. Additionally, Notes payable and Accounts payable, representing lease payments at April 30, 2008 and July 31, 2007 are reflected below.

                                   Three Months Ended     Nine Months Ended
                                        April 30,              April 30,
(in thousands)                      2008       2007        2008       2007
                                  --------   --------    --------   --------
Lease Expense                       $ 49       $ 40        $159       $154
Interest Expense                    $ 11       $ 34        $ 69       $104

                                             Balance      Balance
                                             April 30,    July 31,
                                               2008         2007
                                             --------    --------
Financing obligation resulting from
  sale-leaseback transaction                   $922       $1,106
Accounts Payable                               $214         $154

     The deferred gains on the transactions with FlexLease are shown as "Financing obligations resulting from sale-leaseback transactions" under Current and Long-Term Liabilities on the Condensed Consolidated Balance Sheet.

     Mr. Frank E. Williams, Jr., who owned or controlled approximately 51% of the Company's stock at April 30, 2008, also owns controlling interests in Williams Enterprises of Georgia, Inc., and Structural Concrete Products, LLC. Additionally, Mr. Williams, Jr. owns a substantial interest in Bosworth Steel Erectors, Inc. Amounts receivable and payable to these entities at April 30, 2008 and July 31, 2007, and revenue earned and costs incurred with these entities during the three and nine months ended April 30, 2008 and 2007 are reflected below.
                                   Three Months Ended     Nine Months Ended
                                        April 30,              April 30,
(in thousands)                      2008       2007        2008       2007
                                  --------   --------    --------   --------
Revenue                              $ 5       $162        $357       $736
Billings to entities                 $ 5       $206        $318       $805
Costs and expenses incurred          $86       $ 69        $272       $199
Interest Expense                     $ 5       $ -         $ 15       $ -

                                             Balance      Balance
                                             April 30,    July 31,
                                               2008         2007
                                             --------    --------
Accounts receivable                            $762         $965
Notes Payable                                  $256         $ -
Accounts Payable                               $681         $538
Billings in excess of costs and estimated
 earnings on uncompleted contracts net of Costs
 and Estimated Earnings in Excess of Billings  $ 49         $ 39


     Directors Frank E. Williams, Jr. and Stephen N. Ashman are shareholders and directors of Capital Bank, from which the Company obtained a $602,000 note payable, at 7% interest, on March 10, 2008 to finance workers compensation insurance premiums. The note was negotiated at arms length under normal commercial terms. The note is payable in eight monthly installments with the final payment due November 25, 2008. Previously, the Company had a note that was paid in full prior to entering into this agreement. Interest expense for the three and nine months ended April 30, 2008 and 2007, respectively, is reflected below. The balance outstanding at April 30, 2008 and July 31, 2007 is also reflected below.

                                   Three Months Ended     Nine Months Ended
                                        April 30,              April 30,
(in thousands)                      2008       2007        2008       2007
                                  --------   --------    --------   --------
Interest Expense                      $6         $1          $7         $5

                                             Balance      Balance
                                             April 30,    July 31,
                                               2008         2007
                                             --------    --------
Note Payable                                   $467          $21

     At April 30, 2008, the Company owed its non-employee members of the Board of Directors approximately $226,000 for unpaid director fees.


3.  SEGMENT INFORMATION

     Information about the Company's operations for the three and nine months ended April 30, 2008 and 2007 is as follows (in thousands):

                                   Three Months Ended     Nine Months Ended
                                        April 30,              April 30,
                                    2008       2007        2008       2007
                                  --------   --------    --------   --------
Revenues:
  Manufacturing                   $ 6,683    $ 8,097     $19,906    $21,090
  Construction                      3,235      5,132      10,857     12,591
  Other                                18         64          43        245
                                  --------   --------    --------   --------
                                    9,936     13,293      30,806     33,926
                                  --------   --------    --------   --------
Intersegment revenues:
  Manufacturing                        55      1,144         726      1,285
  Construction                        390        675       1,341      1,668
  Other                               -          -           -          -
                                  --------   --------    --------   --------
                                      445      1,819       2,067      2,953
                                  --------   --------    --------   --------
Consolidated revenues:
  Manufacturing                     6,628      6,953      19,180     19,805
  Construction                      2,845      4,457       9,516     10,923
  Other                                18         64          43        245
                                  --------   --------    --------   --------
Total Consolidated Revenues         9,491     11,474      28,739     30,973
                                  --------   --------    --------   --------
Operating (loss) income:
  Manufacturing                       260        283       1,254         12
  Construction                         44       (144)       (431)      (322)
                                  --------   --------    --------   --------
Consolidated operating income
   (loss)                             304        139         823       (310)
General corporate expense, net       (495)      (486)     (1,277)    (1,241)
Interest expense                     (262)      (305)       (871)      (738)
Gain on land sale                     -          -           -        1,136
Minority interests                    (12)        (8)        (27)       (18)
                                  --------   --------    --------   --------
Net loss                            $(465)     $(660)    $(1,352)   $(1,171)
                                  ========   ========    ========   ========

     The majority of revenues are derived from projects on which the Company is a subcontractor of a material supplier, contractor or subcontractor.
Where the Company acts as a subcontractor, it is invited to bid by firms seeking construction services or materials. Therefore, it is important to maintain favorable business relations with those firms. In the manufacturing segment, for the nine months ended April 30, 2007, one customer accounted for 16% of "consolidated revenue" and two customers accounted for 25% and 11% of "manufacturing revenue".

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

     Subsequent to October 31, 2007, the Company learned that the discrete steel plate producer agreed to be acquired by another company. While the Company did not expect this acquisition to impair its important relationship with the vendor, subsequently the vendor has changed its payment terms and forward pricing agreements. In addition, steel prices have recently escalated sharply, and suppliers have withdrawn or modified pricing commitments and predictions upon which the Company depends for bidding. These developments have and may continue to impact the Company's ability to perform its contracts in an orderly and efficient way and to realize the expected margins on certain work in its backlog. While the range of the possible impact is large, management originally expected that the direct impact may be approximately $250,000 or 5% of approximately $5 million of contracts. The Company has revised this estimate and now expects the impact to be in the range of $500,000 to $1 million over the next two quarters. Current and future bidding is also affected, but because these factors are in place across the industry the Company expects that the future cost of raw materials can be estimated so that new work can be awarded. However, prices have continued to rise and steel producers have implemented "price at the time of shipment," which introduces additional uncertainty into the estimating and bidding process. In addition, because of the dynamics of public funding of infrastructure projects, cost escalation does create additional risk of projects not being awarded because of overall limits on appropriated funds.


4.  INVENTORIES

     Materials inventory consists of structural steel, steel plates and galvanized steel coils. Cost of materials inventory is accounted for using either the specific identification or the average cost method. The majority of "Inventory" is purchased for specific jobs in the estimated quantity needed, and the Company does not maintain any substantial non-specific inventory.


5.  PURCHASE OF ASSETS

     During the three months ended April 30, 2008, the Company purchased equipment and capitalized major repairs of equipment of approximately $152,000 in Property and Equipment.


6.  NOTES PAYABLE

     During the quarter ended April 30, 2008, the Company entered into the following financing arrangements:

Williams Bridge Company entered into a Financing Agreement with Summit Financial Resources, secured by accounts receivable and inventory in the maximum amount of $3.5 million. The loan, which is due on March 5, 2009, bears interest at the prime rate of interest plus 1% and each advance is subject to fees of .4% for each 15 days it is outstanding. Proceeds from the loan were used to pay United Bank $500,000, to purchase inventory and to fund operations. There was a balance of $2.7 million outstanding at April 30, 2008.

S.I.P., Inc of Delaware entered in to a $2.5 million Commercial Loan with EagleBank, at the prime rate of interest plus 1.5%, payable on demand. The loan is secured by the inventory and accounts receivable of the company and is guaranteed by Mr. Frank E. Williams, Jr. The proceeds of the note were used to pay off the subsidiary's note with Summit Financial and to fund operations. There was a balance of $1.3 million outstanding at April 30, 2008.

Williams Steel Erection executed a Promissory Note with Capital Bank, NA for $602,164, at 7% interest, payable in eight monthly payments through November 2008. The proceeds of this note were used to pay the subsidiary's workers compensation insurance premium. There was a balance of $467,000 outstanding at April 30, 2008.


7. SALE-LEASEBACK TRANSACTIONS

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

     The land and building in this transaction are included in property and equipment as follows:
                                          Balance       Balance
                                         April 30,      July 31,
(In thousands)                             2008          2007
                                        ----------    ----------
Land                                      $  357        $  357
Building & improvements                    2,097         2,155
                                        ----------    ----------
 Total property at cost                    2,454         2,512
Less: Accumulated depreciation            (1,564)       (1,571)
                                        ----------    ----------
  Property, net                          $   890       $   941
                                        ==========    ==========

     Depreciation on the building and improvements will continue to be charged to operations until a sale has been recognized.

     Future minimum annual payments required under the leaseback, as of April 30, 2008, are as follows:

     For the year ending April 30,

                 2009               $252
                 2010                252
                 2011                252
                                   ------
                Total               $756
                                   ======
     Rent expense relating to this financing agreement was $63,000 and $57,000 for the three months ended April 30, 2008 and 2007, respectively, and $189,000 and $171,000 for the nine months ended April 30, 2008 and 2007, respectively.

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

     Additionally, during the three months ended January 31, 2008, the Company entered into a lease/purchase agreement with FlexLease to finance an additional crane, previously leased by the Company. The negotiated buyout of the lease was $200,000. The Company agreed to pay FlexLease based on a capitalized cost of $210,000 with interest at FlexLease's cost of funds + 1%. In connection with financing this transaction, FlexLease negotiated a lower rate on two cranes previously financed, which resulted in cost savings to the Company of approximately $1,000 per month.

     These transactions, which were approved by the Company's independent directors and offered on better terms than available from unrelated lenders and lessors, include buy-back provisions, which will allow the Company to pursue alternate financing. These cranes support the construction activities of the Company. At April 30, 2008, the Company had lease or financing arrangement with FlexLease on eight cranes.

     The Company cranes, in these transactions, are included in property and equipment as follows at April 30, 2008 and July 31, 2007:



                                         Balance        Balance
                                         April 30,      July 31,
(In thousands)                             2008          2007
                                        ----------    ----------
Cranes & Heavy Equipment                 $ 2,508       $ 2,475
Less: Accumulated depreciation            (1,374)       (1,282)
                                        ----------    ----------
  Property, net                          $ 1,134       $ 1,193
                                        ==========    ==========

Depreciation on the previously owned cranes will continue to be charged to operations until a sale has been recognized.


8.  INCOME TAXES

     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48). This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109 by defining the criteria that an individual tax position must meet in order for the position to be recognized within the financial statements and provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company adopted FIN 48 effective August 1, 2007. There were no adjustments from the adoption of this standard in the three and nine months ended April 30, 2008. The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Currently, no examinations are open in any jurisdiction.

     For federal purposes, tax years 2004-2006 remain open to examination as a result of earlier net operating losses being utilized in recent years. The statute of limitations remains open on the earlier years for three years subsequent to the utilization of net operating losses. For state purposes, the statute of limitations remains open in a similar manner for states that have generated net operating losses.

     The Company does not anticipate any significant increases or decreases in unrecognized tax benefits within the next twelve months. In October of 2007, the statute of limitations expired on federal issues related to tax years 2003 and prior. There was no material impact on the unrecognized tax benefits related to the expiration of the statute of limitations for tax years 2003 and prior.


9.  COMMON STOCK OPTIONS

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

     The adoption of SFAS No. 123 (R) had no impact on the Company's condensed consolidated financial statements for the three and nine months ended April 30, 2008 and 2007 since no stock based grants were issued and all prior grants were fully vested. The Company generally grants options for common stock at an option price equal to the fair market value of the stock on the date of grant. The Company's stock option plans are more fully described in the Company's Annual Report on Form 10-K for fiscal year ended July 31, 2007.

     At April 30, 2008, the Company had 30,000 stock options outstanding and exercisable at an actual and weighted average exercise price of $4.10 per share. All unexercised stock options expire by January 20, 2010.


10.  SUBSEQUENT EVENTS

     S.I. P. Inc. of Delaware (SIP) operates from leased facilities in Wilmington, Delaware and Gadsden, Alabama, and Williams Bridge Company (WBC) operates from company-owned facilities in Prince William County and the City of Richmond, Virginia. During their regular board meetings in May, 2008, these two subsidiary boards made the following decisions concerning the reorganization and consolidation of operations.

SIP. The Wilmington, Delaware facility was sold in 2007 and leased back by SIP. The Gadsden, Alabama facility has performed well and is deemed capable of handling the bulk of SIP's manufacturing. The Wilmington plant is being shut down, although some administrative offices will be maintained in Delaware for the foreseeable future. SIP will co-locate certain ancillary manufacturing, storage and staging functions at the Company's Richmond property. These actions are expected to yield cost savings to SIP without short or longer term negative impact on the Company's capacity to increase production to take advantage of future market conditions. These changes will result in a reduction of approximately 10 jobs at the Wilmington Plant.

WBC. WBC's backlog has declined significantly and the Company has not booked sufficient work to maintain its level of operations at the Manassas and Richmond plants. Given the discussion elsewhere in this document concerning the highest and best use of the Manassas property, management has decided to significantly curtail the Manassas operation effective about July 31, 2008, and to relocate certain equipment to and invest in new equipment for the Richmond Plant. The planned consolidation and investment are expected to take approximately one year to fully implement and to result in a substantially more competitive operation. These changes will result in a reduction of approximately 20-30 production and administrative jobs, although the Company has notified affected workers that jobs are available at the Richmond Plant.


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

     The Company is facing a liquidity and business crisis after suffering operating losses for several years. It has utilized its available sources of operating cash and borrowed approximately $3.6 million from its largest shareholder and his affiliated entities.

     The Company is operating under a Forbearance Agreement with its major lender, United Bank, pursuant to which approximately $1.9 million was outstanding at April 30, 2008 and is scheduled to be repaid by August 1, 2008. Under the current "Fifth Amendment to Forbearance Agreement" the Bank has agreed that if the Company obtains a real estate appraisal of at least 300% of the remaining balance and posts a $100,000 CD as additional collateral, the Bank will release all collateral other than real estate and "term out" the $1.9 million remaining through August 1, 2011, with interest payable monthly and annual principal curtailments of $300,000.

     In addition, the Company has been in default on nearly all of its other debts and leases by virtue of failing to make scheduled payments in a timely fashion. Many of these obligations have substantially been replaced with related party loans and leases which are not expected to result in delinquency actions or seizure of collateral. Because of the Company's financial condition and the highly competitive market in its areas of operation, there remains significant risk that the Company may not be able to maintain its level of operations. The Company operates in an industry where there are large risks related to estimating and performing work and collecting amounts earned.

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

     As of this filing, the Company's three manufacturing subsidiaries have made principal payments to United Bank to release their individual assets from the Company's corporate financing. One of the subsidiaries had obtained a high interest, asset-based financing to meet its cash needs, which may limit its ability to assist the parent company in meeting remaining obligations on the United Bank debt. The principal payments made by the three manufacturing subsidiaries, including a payment made through the sale/leaseback of the Company's Richmond facility, have aggregated $2.5 million to United Bank.

     The Company's manufacturing segment produced an operating profit of $260,000 for the quarter ended April 30, 2008 compared to an operating profit of $283,000 for the quarter ended April 30, 2007. While this segment continued to manufacture its product more efficiently, increasing steel prices have begun to affect profit margins where materials had previously been ordered for existing contracts. As steel prices continue to rise, it is difficult to obtain price commitments for future delivery, hampering the segments ability to estimate and bid new work. These developments have and may continue to impact the Company's ability to book additional work and to perform its contracts in an orderly and efficient way and to realize the expected margins on certain work in the backlog. While the range of the possible impact is large, management originally expected that the direct impact may be approximately $250,000 or 5% of approximately $5 million of contracts. The Company has revised this estimate and now expects the impact to be in the range of $500,000 to $1 million over the next two quarters.

     The construction segment produced an operating profit of $44,000 for the quarter ended April 30, 2008 compared to an operating loss of $144,000 for the quarter ended April 30, 2007. The segment reduced its work force and has worked on contracts with more customary profit margins. In the prior quarter, it had completed several major contracts which had operated at a loss.

Material Changes in Financial Condition
---------------------------------------

     For the Nine months ended April 30, 2008, the following changes occurred:

     The Company's Cash and restricted cash increased $26,000.

     Accounts Receivable increased $547,000 mainly from increased billings in the Company's manufacturing segment related to its stay-in-place decking subsidiary.

     Inventory increased $986,000 as the Company purchased materials for contracts about to start. While inventory is adequate for current manufacturing needs, recent steel price increases and steel mill delivery delays may impact future production.

     Property and Equipment, at Cost decreased $562,000. The Company capitalized major repairs and purchased other fixed assets of approximately $352,000; and wrote off costs related to the sale of two leased cranes and other fully depreciated capital repairs of $914,000.

     At April 30, 2008, the Company had approximately $9.2 million in variable rate notes payable. Total Notes payable increased $1.3 million. During the nine months ended April 30, 2008, the Company borrowed approximately $14.3 million, including $12.3 million in revolving balances financed by the accounts receivable of two of the Company's manufacturing subsidiaries; $1.1 million to finance Company insurance premiums; and $741,000 from related parties to fund operations; and an additional $95,000 to fund operations. The Company repaid $13.1 million, which included payments of $10.5 million on revolving debt secured by Company accounts receivables; $335,000 on related party debt; $1 million to United Bank and $1.2 million on other operating notes.

     Billings In Excess of Costs and Estimated Earnings on Uncompleted Contracts, net of Costs and Estimated Earnings in Excess of Billings, increased $910,000.

     Financing obligations resulting from sale-leaseback transactions decreased $201,000 related to payments on amortizing notes.

     Other Liabilities increased $51,000.

     Stockholders' Equity decreased $1.3 million to $1.3 million as the Company recorded a loss of $1.4 million for the period. The Company issued 2,592 shares of stock under its Employee Stock Purchase Plan for approximately $6,000.

     For the nine months ended April 30, 2008, the Company generated net cash of $26,000. Exclusive of the net loss of $1.4 million for the nine months ended April 30, 2008, the Company generated $601,000 in operations and used $209,000 in investing activities related to fixed asset acquisitions offset by cash received from sales. Net cash of $986,000 was provided by financing activities as the Company borrowed $14.3 million, repaid $13.1 million on notes payable, issued stock through its Employee Stock Purchase Plan for approximately $6,000 and recorded minority interest dividends of $155,000.


Material Changes in Results of Operations
-----------------------------------------
Three Months Ended April 30, 2008 Compared to
Three Months Ended April 30, 2007

     For the quarter ended April 30, 2008, the Company reported a decrease in revenues and an increase in gross profit. The Company's loss decreased by $195,000 when compared to the quarter ended April 30, 2007

     The Company reported a net loss of $465,000, or $0.13 per share, on total revenue of $9.5 million for 2008 as compared to a net loss of $660,000, or $.18 per share, on total revenue of $11.5 million for 2007.

     While manufacturing segment revenues decreased $325,000, gross profit increased approximately $122,000 as gross profit percentages increased from 30% in 2007 to 33% in 2008. Labor efficiencies continue to contribute to better gross margins, but increasing steel prices are beginning to affect profit margins where the segment had not purchased steel for certain contracts.

     Construction segment revenues decreased $1.6 million when the two periods are compared. While gross profit increased slightly, gross profit percentages increased from 20% in 2007 to 36% in 2008. In 2007, revenues were higher as the segment worked on its Woodrow Wilson Bridge contract outside of Washington, DC. That contract operated at reduced profit margins. The segment has reduced its labor force and is working on contracts with higher gross margins.

     Overhead increased $93,000 mainly related to the purchase of consumables and supplies for operations.

     General and Administrative expenses decreased $12,000.

     Depreciation expense declined $36,000 on reduced spending on capital assets.

     Interest expense decreased $43,000 as the Company incurred lower interest on related party debt, paid down its debt to United Bank, and refinanced a high interest loan at its stay-in-place decking subsidiary with a lower rate loan during the quarter.


Nine Months Ended April 30, 2008 Compared to
Nine Months Ended April 30, 2007

     For the nine months ended April 30, 2008, the Company reported a decrease in revenues and an increase in gross profit. While the Company's loss increased by $181,000 when compared to the nine months ended April 30, 2007, included in the prior year's loss was a Gain On Land Sale of $1.1 million. Without the land sale in 2007, the Company's loss declined $955,000 when comparing the years.

     The Company reported a net loss of $1.4 million, or $0.37 per share, on total revenue of $28.7 million for 2008 as compared to a net loss of $1.2 million, or $.32 per share, on total revenue of $31 million for 2007.

     While manufacturing segment revenues decreased $625,000, gross profit increased approximately $1.2 million as gross profit percentages increased from 27% in 2007 to 35% in 2008. Increased labor efficiency and stable steel pricing for most of the period contributed to the increased percentages. All subsidiaries in this segment were profitable for the nine-month period. It is anticipated that future steel price increases could erode profit margins in the future.

     Construction segment revenues decreased $1.4 million when the two periods are compared. While gross profit decreased $138,000, its gross profit percentages increased from 26% in 2007 to 28% in 2008. The segment has reduced its labor force and is working on contracts with higher gross margins.

     Overhead increased $166,000 due to increased consumables and supplies purchases and increased rent at the Company's stay-in-place decking subsidiary in Wilmington, DE.

     General and Administrative expenses decreased $311,000 due to reduced bonus accruals, lower taxes and licenses and lower insurance expenses.

     Depreciation expense decreased $98,000 due to reduced spending on capital assets.

     Interest expense increased $133,000 mainly related to the financing on accounts receivable in the Company's manufacturing segment.

BACKLOG

     At April 30, 2008, the Company's backlog was $16.4 million, a decrease of approximately $7.5 million from April 30, 2007 and a decrease of approximately $7.1 million from July 31, 2007. It is anticipated that substantially all of the $16.4 million backlog will be completed within the next twelve months.

Off-Balance Sheet Arrangements

     Except as shown below in Aggregate Contractual Obligations and in Note 14, Leases, in the Company's "Notes to Consolidated Financial Statements" of the Company's Annual Report on Form 10K for July 31, 2007, the Company has no off balance sheet arrangements.


Aggregate Contractual Obligations

     The table below summarizes the payment timetable for certain contractual obligations of the Company.

(Amounts in thousand $)                    Payments Due By Period
                                     -------------------------------------
                                      Less Than    1-3     4-5   More Than
Contractual Obligations       Total    1 Year     Years   Years   5 Years
---------------------------  -------  --------  --------  ------  --------
Long Term Debt               $10,969   $10,807   $  159    $  3     $  -
Financing Obligation from
 Sale-Leaseback Transactions   1,531       516      873     142        -
Operating Leases                 243       135      108      -         -
                             -------  --------  --------  ------  --------
Total                        $12,743   $11,458   $1,140    $145     $  -
                             =======  ========  ========  ======  ========

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

     As of the end of the period of this report, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of our controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2008.

(b) Changes in internal controls over financial reporting.

     There have not been any changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Inherent limitations on effectiveness of controls

     The Company's management, including its Chief Executive Officer and Chief Financial officer, believes that its disclosure controls and procedures and internal control over financial reporting are effective at a reasonable assurance level. However, the Company's management does not expect that its disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that these are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurances that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-

making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

General

     The Company is party to various claims arising in the ordinary course of its business. Generally, claims exposure in the construction services industry consists of workers' compensation, personal injury, product liability and property damage. The Company believes that its insurance and other expense accruals, coupled with its primary and excess liability coverage, provide adequate coverage for such claims or contingencies.

     The Company is operating under a Forbearance Agreement with its major lender, United Bank, pursuant to which approximately $1.9 million was outstanding at April 30, 2008 and is scheduled to be repaid by August 1, 2008. During the quarter ended April 30, 2008 the Company paid $500,000 to United Bank. Under the current "Fifth Amendment to Forbearance Agreement" the Bank has agreed that if the Company obtains a real estate appraisal of at least 300% of the remaining balance and posts a $100,000 CD as additional collateral, the Bank will release all collateral other than real estate and "term out" the $1.9 million remaining through August 1, 2011, with interest payable monthly and annual principal curtailments of $300,000.

     As disclosed in the 10-K for the year ended July 31, 2007, a customer of the Company has asserted a claim for alleged delay damages relating to its Woodrow Wilson Bridge contract outside of Washington, DC, which the Company believes is not well founded. The Company's surety had retained an expert to review the asserted claim, who concluded the claim is without merit. The Company intends to aggressively defend itself against the claim and will attempt to recover its expenses resulting from the customer's actions, as well as collect the $2.6 million the Company is owed under the contract at April 30, 2008.

     The Company's construction segment has been in default of nearly all of its other debts and leases. Many of these obligations have been replaced with related party loans and leases which are not expected to result in delinquency actions or seizure of the collateral.


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


ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None

ITEM 3. Defaults Upon Senior Securities

     The Company is operating under a Forbearance Agreement with its major lender, United Bank, pursuant to which approximately $1.9 million was outstanding at April 30, 2008 and is scheduled to be repaid by August 1, 2008. During the quarter ended April 30, 2008 the Company paid $500,000 to United Bank. Under the current "Fifth Amendment to Forbearance Agreement" the Bank has agreed that if the Company obtains a real estate appraisal of at least 300% of the remaining balance and posts a $100,000 CD as additional collateral, the Bank will release all collateral other than real estate and "term out" the $1.9 million remaining through August 1, 2011, with interest payable monthly and annual principal curtailments of $300,000.

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




                             Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

 June 11, 2008          Williams Industries, Incorporated
                        ----------------------------------
                                 Registrant

                        /s/ Frank E. Williams, III
                        ----------------------------------
                        Frank E. Williams, III
                        Chairman of the Board, President,
                        Chief Executive Officer,
                        Chief Financial Officer