Form 10-Q/A
period 2008-04-30
WILLIAMS INDUSTRIES INC
filed 2008-06-19
CIK 107294

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, DC 20549

                          FORM 10Q/A

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
                                            ==========    ==========
       See Notes To Condensed Consolidated Financial Statements

                    WILLIAMS INDUSTRIES, INCORPORATED
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (Unaudited - in thousands except share data)

                                   Three Months Ended    Nine Months Ended
                                        April 30,             April 30,
                                     2008      2007        2008      2007
                                   --------  --------    --------  --------
REVENUE
    Manufacturing                  $ 6,628   $ 6,953     $19,180   $19,805
    Construction                     2,845     4,457       9,516    10,923
    Other                               18        64          43       245
                                   --------  --------    --------  --------
         Total revenue               9,491    11,474      28,739    30,973
                                   --------  --------    --------  --------
DIRECT COSTS
    Manufacturing                    4,442     4,889      12,570    14,389
    Construction                     1,815     3,552       6,788     8,057
                                   --------  --------    --------  --------
        Total direct costs           6,257     8,441      19,358    22,446
                                   --------  --------    --------  --------
GROSS PROFIT                         3,234     3,033       9,381     8,527
                                   --------  --------    --------  --------
GAIN ON LAND SALE                      -         -           -       1,136
                                   --------  --------    --------  --------
EXPENSES
    Overhead                         1,235     1,142       3,668     3,502
    General and administrative       1,860     1,872       5,129     5,440
    Depreciation                       330       366       1,038     1,136
    Interest                           262       305         871       738
                                   --------  --------    --------  --------
        Total expenses               3,687     3,685      10,706    10,816
                                   --------  --------    --------  --------
LOSS BEFORE INCOME TAXES
  AND MINORITY INTEREST               (453)     (652)     (1,325)   (1,153)
INCOME TAX PROVISION                   -         -           -         -
                                   --------  --------    --------  --------
LOSS BEFORE MINORITY INTEREST         (453)     (652)     (1,325)   (1,153)
Minority interest                      (12)       (8)        (27)      (18)
                                   --------  --------    --------  --------
NET LOSS                           $  (465)  $  (660)    $(1,352)  $(1,171)
                                   ========  ========    ========  ========
NET LOSS PER COMMON SHARE:
LOSS PER COMMON SHARE-BASIC        $ (0.13)  $ (0.18)    $ (0.37)  $ (0.32)
                                   ========  ========    ========  ========
LOSS PER COMMON SHARE-DILUTED      $ (0.13)  $ (0.18)    $ (0.37)  $ (0.32)
                                   ========  ========    ========  ========
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING: BASIC AND DILUTED  3,666,879 3,662,783   3,666,859 3,659,810
                                  --------- ---------   --------- ---------
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




                             Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

 June 19, 2008          Williams Industries, Incorporated
                        ----------------------------------
                                 Registrant

                        /s/ Frank E. Williams, III
                        ----------------------------------
                        Frank E. Williams, III
                        Chairman of the Board, President,
                        Chief Executive Officer,
                        Chief Financial Officer